Form 10QSB
period 2000-03-31
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2000-06-06
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

      For the period ending March 31, 2000.

                Commission File Number: 000-28481




                DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.
     (Exact name of registrant as specified in its charter)




       Nevada                              86-0891931
(State of organization)        (I.R.S. Employer Identification No.)

               590 Madison Avenue- 21st Floor
               New York New York 10022
          (Address of principal executive offices)

Company's telephone number, including area code: (212) 521-4075

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Securities registered under Section 12(g) of the Exchange Act:

There are 23,250,000 shares of common stock outstanding as of December 31, 1999. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X.

State issuer's revenues for its most recent fiscal year: $_______

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On May 30, 2000, the aggregate market value was $____________.

                       TABLE  OF  CONTENTS
                       -------------------

              Part  I

Item  1     Description of Business


Item  2     Description of Property


Item  3     Legal Proceedings


Item  4     Submission of Matters to a Vote of Security Holders



              Part  II

Item  5     Market for Common Equity and Related Stockholder Matters


Item  6     Management's Discussion and Analysis of Plan of Operations.


Item  7     Financial Statements


Item 8 Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.



              Part  III

Item  9     Directors, Executive Officers, Promoters and Control Persons;


Item 10     Executive Compensation


Item 11     Security Ownership of Certain Beneficial Owners and
            Management


Item 12     Certain Relationships and Related Transactions


Item 13     Exhibits, List and Reports on Form 8-K



            PART I
            ======

Item  1     Description of Business
            =======================

Background  and  Reorganization
-------------------------------
Digital Video Display Technology Corp. (Company) was incorporated under the laws of the State of Nevada on August 1, 1997, under the name Meximed Industries. On January 27, 1999, Company filed an Amendment to its Articles of Incorporation changing its name to Digital Video Display Technology Corp.

Company was initially formed to engage in the business of developing, producing and distributing a non-reusable medical syringe. In July 1998, Company raised a total of $200,000 in a public offering pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The offering was approved for sale by The New York State Department of Law. After recognizing the syringe project was going to be far too expensive and difficult to pursue, Company began looking for another business to acquire.

In January 1999, Company completed a reorganization and change in control and acquired a License to a U.S. Patent for proprietary technology for an audio video jukebox system from Software Control Systems International Inc., a Canadian corporation and unrelated third party (SCSI). As consideration for the License, Company agreed to pay SCSI the sum of $250,000 U.S. in cash and issued SCSI 2,000,000 shares of its restricted common stock. The License is for a term of 15 years and grants Company an exclusive right to market and sell the SCSI proprietary technology and products throughout Canada and the states of Oregon, Washington, Montana, Idaho and Hawaii. Subsequently, on May 10, 1999, registrant entered into a Distributor Agreement with SCSI granting SCSI the right to act as a distribution agent for Company. Pursuant to the Agreement, Company will supply SCSI a minimum of 500 jukebox systems at a price of $7,500 which may be paid in full at the time of delivery or at the rate of $150 per month for 60 months.

         On September 1, 1999, the SCSI agreement was modified. The amendment stated that the Company was obligated to pay the $250,000 in $20,000 installments, beginning December 15, 1999, with a final payment of $10,000 due on December 15, 2000. This amendment was never ratified by the Company's Board. As of December 31, 1999, no payment has been made to the third party. The 2,000,000 restricted shares were to be held by SCSI for two years. SCSI had attempted to sell 230,000 shares of the stock before the two years expired, so the Company stopped the sale, and canceled the shares.

          On May 5, 2000, the Company received a letter from the SCSI attorneys. This letter demanded that the 2,000,000 shares be reinstated, and that the Company pay the $250,000 that was originally agreed upon. The letter also demanded a distributorship for two of the officers of SCSI to distribute the Company's video jukeboxes at 10% commission in Canada and the Northwestern United States. Other settlement alternatives were also offered. The Company has responded to SCSI attorney deadlines, and is awaiting response. The Company believes this dispute can be settled without litigation.

Proprietary Technology and Products
-----------------------------------
Company's proprietary technology creates an interactive, audio-visual jukebox system (the "DVD Juke System") linked to a satellite server network (the "DVD Satellite System"). The DVD Juke System and the DVD Satellite System are collectively referred to as the DVD System." In addition to revolutionizing the conventional jukebox, the DVD System was designed to create a totally new marketing venue.

(a) The DVD Juke System: Company's main product is the DVD Juke System, which is an interactive audio/video entertainment kiosk. The DVD Juke System has significantly greater flexibility and content than any product currently on the market since it is capable of playing individual musical selections similar to a standard jukebox; however, the DVD Juke System also has many additional revenue generating capabilities. A standard jukebox is able to store approximately 100 CD's, whereas the DVD Juke System is currently capable of storing on the internal hard drive 1,000 songs and 250 music videos. Company expects to install improvements to the System such that, within a year, the DVD Juke System will be capable of storing 4,500 audio tracks and 3,000 music videos. Unlike conventional jukebox, the DVD Juke System is capable of playing music videos, as well as audio tracks. Any number of video terminals and TV's are connected by cable to the DVD Juke System and placed throughout each location. When a customer chooses a video selection, the DVD Juke System displays the video on the video terminals and TV's and plays the audio track of the song on the location's sound system. The DVD Juke System also contains a user interface that enables a consumer to seek information about artists, receive coupons providing discounts on merchandise, and provides e-commerce connectivity to prime retail web sites that offer products.

The DVD Juke System's audio and video capability allows it to run the full-fledged audio-visual advertisements seen on television. The system has approximately 12,000 minutes of available ad space per month. The Company will be attempting to sell advertising time slots to national advertisers and is currently in discussions with several companies in this regard. The advertisements will run for 15, 30 or 45 seconds. There are 16 advertising spots per hour during prime time that will be interlaced between the music video selections. In addition, the system will offer customized content such as concerts, chat groups, custom comedy selections, new artist previews, infomercials, entertainment product marketing and merchandising video with instant click-through e-commerce opportunities, as well as many other potential programming highlights. This content is expected to create marketing opportunities for marketers and enhance the DVD Juke System's unique features.

The DVD Juke System will also print discount and cross-promotional coupons. Certain musical selections will trigger the Juke System to print coupons extending offers from various marketers. The Company will derive revenue on a per-coupon-issued basis or by receiving a percentage of the sales generated by redeemed coupons.

In addition, the DVD Juke System will be connected to the Internet via a virtual private network, proprietary to Company. Consumers will be automatically linked to the web sites of the record companies whose songs have been selected, and will be able to "click through" to additional web sites. Consumers will be able to browse through these web sites and to purchase CD's and merchandise at the sites.

The DVD Juke System's advertising, marketing and promotional capabilities will provide advertisers and marketers with a new avenue with which they will be able to target a captive audience where they have chosen to sit and relax and may be prone to impulse purchasing. This aspect of the DVD Juke System is unique to Company and currently unavailable by any other means. The DVD Juke System effectively creates a new advertising and promotional channel for marketers.

Currently conventional jukeboxes allow for payment in cash only. The DVD Juke System allows for payment by cash, credit card, debit cards and smart cards/ loyalty cards.

The DVD Juke System is also capable of collecting, storing and disseminating data, including play lists and personal information input by its customers. The play lists generated by the DVD Juke System are flexible and are capable of providing the total number of plays of a given song, record company totals and location-specific information, depending on the desired output. Company intends to market this information to record companies and brand advertisers.

The conventional jukebox is different in that it holds complete CD's. Because of this, several songs take up space in the jukebox that would otherwise not have been chosen by the jukebox owner. That is, in order to stock the one or two popular songs of a given artist on a given CD, the jukebox owner has no choice but to stock the rest of the songs on that artist's CD. With DVD Juke System technology, each song is copied in digital format onto the hard drive of the DVD Juke System, just as files are copied onto a computer's hard drive allowing the location owner to stock only the specific tracks he/she wishes to stock. In this way, only the most popular songs by any given artist will be loaded onto the DVD Juke System's hard drive without any extraneous, unwanted songs taking up potential revenue-generating space.

An important and unique programming feature of the DVD Juke System is that the content can be customized for each location, and may be updated as frequently as a location owner desires. The location owner may order the Juke System pre-programmed with standard combinations of rock and pop standards, jazz, country and western, and recent hits, or can order programming specifically tailored to their geographic area and/or their customers' demographics. Company will provide content and updating of content for $100.00 per month, providing an additional source of income to Company.

(b) The DVD Satellite System: The DVD Satellite System is a proprietary satellite server network which will provide content and updated content to DVD Juke Systems throughout North America. The content will be transmitted, or "uplinked," from Company's central server to satellites, and then "downlinked" from the satellites to satellite dishes stationed at each location. The content will be stored in digital format on the DVD Juke Systems' high capacity hard drives. The Satellite System will also create a private network, which will be capable of collecting data and remotely managing the stand-alone DVD Juke Systems.

The DVD Satellite System technology is expected to significantly reduce the time and cost involved in providing content and updated content to sites once a critical mass of locations has been installed. The Satellite System technology also allows for the easy and flexible loading and re-loading of content by providing updates by satellite, obviating the need to send service technicians to individual locations to update each DVD Juke System's content.

Service  and  Support
---------------------
The DVD Juke System will be sold with a content, service, maintenance, and management contract which will be subcontracted to an independent third party. Company has been verbally negotiating with several large, well-established independent service organizations which offer seven-day a week, 24-hour a day maintenance and service. Company feels service will be a primary concern to location owners who have installed or are contemplating installing a jukebox.


Industry  Background
--------------------
Currently, the conventional jukebox industry generates over $2.5 billion per year in coin drop revenues in the United States alone (Vending Times, 1998). There are approximately 350,000 jukeboxes operating in the United States. The average jukebox generates revenues of approximately $600 per month based on 1,800 selections played. Currently there are approximately 50 large distributors and 7,500 operators managing this business.

The business model for the jukebox industry has been under tremendous pressure over the past five years due to the emergence of broadcast music video, video game narrowcast networks, and other media competing for the attention of consumers. In addition, certain basic economic factors must be considered in evaluating any entry into the jukebox industry, which are set forth below:

- The cost for audio plays has remained static at three plays for a $1.00. (This number is trending downward to as low as 5 plays for $1.00.)
- The average play time of a jukebox is 7,200 minutes per month, based on 1,800 plays within a 13 hour day, six days a week. The total playtime possible within this timeframe is 20,280 minutes.
-     A  cost  efficient  video  jukebox  does  not  exist  in the market today.
-     Service,  maintenance,  and  content-update  costs  continue  to  rise.
-     Theft,  and  pilferage  continue  to  be  on  the  rise.
- Intense competition for prime locations continue to erode operating margins.

Any entrant into the jukebox industry must be prepared to operate within these parameters and to cooperate with the current distributors, while at the same time introducing cutting edge technology into the industry to obviate potential competitive technologies. Today, in this industry, jukebox manufacturers all suffer from technological obsolescence.

Competition
-----------
Company's primary competitors are manufacturers of conventional jukeboxes. The largest manufacturers of conventional jukeboxes and their estimated market share as of 1997 are the following companies:

         Rowe International, Grand Rapids, Michigan:        40%
         NSM America, Bensenville, Illinois:                25%
         Rock-Ola Manufacturing, Torrance California:       25%
         Wurlitzer Jukebox, Gurnee Illinois:                10%

Company has not been able to identify any competitors with technology comparable or similar to the DVD Juke System . However, all of Company's primary competitors are substantially larger and have significantly greater financial resources than Company. In addition, their distribution channels are fully established and their brand names are well-known.

In 1997, manufacturers sold approximately 22,000 jukebox units for a total retail value of $132 million. The average retail price of a jukebox, loaded with content, was $6,000 per unit.

Company has identified other competition for the DVD Juke System, primarily from audio music private networks, cable and satellite. Examples are MTV, MuchMusic, and VH1. Because these companies have entirely different distribution and pricing models than the conventional electro-mechanical jukebox companies, direct comparisons cannot be made.

Marketing Plan
--------------
Company intends to aggressively market the superior technology of the DVD Juke System. Its initial goal is to replace approximately 10%-15% of the 350,000 conventional jukeboxes located primarily in bars and restaurants with the DVD Juke System within the next 3 years, as more fully described below. Company believes it can accomplish this goal by forming business relationships with the top distributors in the jukebox industry by offering a unique split of the coin drop revenues generated by the DVD Juke System, thereby enhancing the total revenue generated by its partners within the industry. However, Company has not yet formed any such business relationships. Company will also attempt to expand the market for the DVD Juke System beyond bars and restaurants to fast food restaurants, colleges, shopping centers, etc.

The incentives  provided to distributors for forging such  relationships will be
(i) significant new revenue potential from their distribution network, (ii) exclusive territorial boundaries granted by Company, thereby ensuring maximum penetration of the new product, (iii) long-term access to new video products and
(iv) access to the entertainment, e-commerce business. In addition, Company has addressed the problems of the industry as follows:

- By providing video, the cost per play can be increased to two selections for $1.00, thereby increasing the pay-for-play revenue

- Because the DVD Juke System includes video, it can offer 600 minutes per month of prime time consumer and brand advertising (

- The company can offer off-peak customized content of 12,480 minutes at Internet prices ($15.00 per hour) representing a minim

-  The DVD Juke system will retail at comparable prices to the standard jukebox

- The entire system is networked for cost effective remote diagnostics and satellite downloading of content, reducing infrastructure

- The distributors and operators will be able to remotely access each DVD Juke System, ensuring security and optimum management

- The industry will have a state-of-the-art product for their locations that is revenue generating, versus subscription or cost

- The distributors will have a product that they can expand into many new channels of distribution, such as hotels, malls, fast

Company intends to work closely with its distributors in marketing the DVD Juke System to the bars and restaurants that commonly have jukeboxes.

Company is in the process of introducing the DVD Juke System to several national brand name advertisers, most of which have requested a demonstration.

To date, presentations have been made to several potential Advertisers. The response of these advertisers has been positive and discussions are currently under way with various advertisers to become sponsors of the DVD Juke System. However, no such sponsors have entered into agreements to date.

Company's marketing plan also includes the following marketing and promotional activities, which Company anticipates will create further interest in the DVD Juke System:

(a) Test Marketing: Company expects the DVD Juke System to be fully operational by mid-February 2000 and intends to perform a 20-unit trial in the New York metropolitan area between March and April of 2000. Certain test locations will be chosen to market the DVD Juke System to the Hispanic and African American communities. This market segment represents the largest coin-drop per unit of any group. Company expects to fully launch the Juke System to the public in May 2000.

(b) Trade Shows: Company will participate as an exhibitor to demonstrate the DVD Juke System and issue new product releases at selected national and international trade shows sponsored by the Amusement and Music Operators Association (AMOA) and Amusement Showcase International (ASI). Company considers the following Year 2000 trade shows to be excellent venues in which to demonstrate its DVD Juke System: the Point-of-Purchase Advertising Institute Show, the Annual Nightclub and Bar Show, the Family Entertainment Centers Show, and the International Amusement Parks and Attractions Show. Other possible venues will include the National Restaurant Show, the Convenience Store Show, the American Hotel and Motel Show, and the International Shopping Center Show.

(c) Trade Publications: A number of print media opportunities exist for promoting the DVD Juke System in order to communicate the superiority of the DVD Juke System compared to conventional jukeboxes. These publications include Replay Magazine, Playmeter Magazine, Vending Times, Street Beat Magazine, Nightclub and Bar Magazine and Fun World Magazine. Company intends to advertise its DVD Juke System in some or all of these publications to promote the product.

(d) Promotional Video and Informational Kit: Company intends to produce a promotional/informational video describing the DVD Juke System and its features, benefits and values. A brochure and informational kit will also be created summarizing the features of the DVD Juke System. The materials will differentiate the product from its competitors' products outlining the advantages and superiority of the DVD Juke System over conventional jukeboxes.


Manufacturing  and  Distribution
--------------------------------
Company has established business relationships with some distributors in the jukebox industry and has verbal agreements with certain distributors and written agreements with additional distributors to market the DVD Juke System to the locations that they service.

Software Control Systems International, Inc., the Canadian distributor, has entered into a Letter of Intent with the Windfield Group, one of Canada's largest distributors, to form a joint venture for the purpose of distributing jukeboxes. The joint venturers and Company are entering into a distribution agreement which includes a commitment to install 1,000 units in the first year of Company's operations at the rate of approximately 80 units per month.

Patents  and  Copyright  Protection
-----------------------------------
Company has entered into a License Agreement for the rights to use U.S. Patent #5481509, issued by the United States Patent and Trademark Office on January 2, 1996, with Software Control Systems International Inc. (SCSI), an unrelated third party. The License Agreement grants Company the exclusive right to use SCSI's patented technology, which is the basis for the DVD Juke System. The License Agreement was executed on March 1, 1999 and is effective until 2017. As consideration for the licensing right, Company agreed to pay SCSI the amount of $250,000 in cash; 2,000,000 restricted shares of common stock of Company; and the right to appoint one director Company's Board. According to the terms of the License Agreement, Company is not required to pay SCSI any additional consideration for the rights granted therein. SCSI is unrelated to the Company, and does not control Company's Board or govern its business decisions and policies.

Company has also developed additional technology of its own which is utilized in the DVD Juke System, and continues to develop technology to further enhance the DVD Juke System. The software comprising the DVD Juke System will be covered by appropriate patent protection and copyright registration.

Licenses
--------
Company is actively pursuing license agreements with several record companies for the right to display music videos. Company does not expect to incur a cost for such rights, but rather, in exchange for the right to display their videos, Company is offering record companies programming information such as play lists compiled by the DVD Juke System and cross-promotions. As an example of the latter, every time a certain music video by a well-known artist is selected by a customer, Company will program the DVD Juke System to also play at no additional cost a music video by an unknown artist that the record company is attempting to promote. Additionally, since music videos are primarily considered promotional materials by the record companies, as opposed to revenue generating assets, Company expects to obtain the rights to display music videos on the DVD Juke System at no cost to Company.

Company intends to generate revenue from e-commerce, specifically by automatically linking consumers to the web sites of the record companies whose songs have been selected. The consumers will then be able to "click through" to additional web sites to browse as well as to purchase CD's and merchandise. Company intends to obtain licenses from web sites such as Amazon.com and CD Now to allow consumers to click through to such sites and purchase CD's and merchandise.

In accordance with The Copyright Act of 1976, as amended, Company is not required to obtain licenses to stock the audio content of the DVD Juke System. Payment of a performance royalty is required for the songs played over the DVD Juke System; however, this fee is the responsibility of the location owner and Company has no responsibility for this fee or for obtaining performance licenses for the locations.

Company also intends to expand the scope of its content licenses and obtain licenses that will enable it to display sports highlight films, comedy clips and pay-per-view events on the DVD Juke System.



Relationships with Third-Parties
--------------------------------
On March 30, 1999, Company entered into a Letter of Agreement with The Investor Relations Group (IRG), an unrelated third party. Pursuant to the terms of the Agreement, IRG will provide Company investor relations and corporate communications services in exchange for $10,000 per month in cash, beginning April 1, 1999, for a period of 1 year, renewable annually thereafter. As additional compensation, Company granted IRG stock options, with piggy- back rights, to purchase up to a total of 150,000 shares of Company's restricted common stock at an exercise price of $2.50 per share. In addition, Company has agreed to register the shares subject of the option with its first appropriate registration statement.

On November 19, 1999, Company entered into an Agreement for Financial Communication Services with North American Corporate Consultants, Inc. (NACC), an unrelated third party. Pursuant to the Agreement, NACC will assist Company on a non-exclusive basis in developing, implementing and maintaining an ongoing market awareness program for a period of 6 months from the date of the Agreement. As compensation for its services, NACC shall receive 277,500 shares of Company's restricted common stock, payable in monthly increments of 87,500 shares for the first two months, 27,500 shares the third month, and 25,000 shares the last 3 months of the term. In addition, in the event NACC is the procuring cause in a successful merger, acquisition or corporate financing on behalf of Company, NACC shall be compensated in the amount of 5% of the merger/acquisition value, or the total value of the corporate financing, whichever is applicable. Any such fees would be due and payable at the close of the transaction.

Company is also currently in negotiations with NeTune Communications to provide satellite links and telecommunications technology that will allow Company to transmit content to the DVD Juke Systems. NeTune provides wireless multimedia network and telecommunications services primarily to the motion picture, television and advertising industry. NeTune's technology allows high quality sound and images to be transmitted via satellite from remote locations to production studios. NeTune's technology also includes an elaborate, multilevel, state-of-the-art encryption and security system which protects the content transmitted over its system. The technology utilized by NeTune is proprietary and covered by 40 United States patents. NeTune is currently in the process of expanding its business and technology model to other industries that require high resolution, broadband telecommunications services. NeTune utilizes leased satellite transponders which cover most of North America. The NeTune satellite delivery system provides global connectivity on demand 24 hours a day, 7 days a week. NeTune's ability to transmit extremely high-quality sound and images is extremely beneficial to Company, since Company will save time and money delivering content to its DVD Juke Systems, while maintaining a high quality of digital sound and images.

In April, 1999, Company retained The Marshall Firm, an entertainment law firm located in New York City, of which Marilyn Haft, an officer, director and shareholder of Company, is associated, to obtain and negotiate licenses for music and music video content for the DVD Juke System. The Marshall Firm is well-known for its expertise in entertainment law and its many contacts in entertainment industry, especially the music industry. Pursuant to the letter of engagement, Company paid The Marshall Firm a retainer in the sum of $15,000 against which legal fees will be billed at The Marshall Firm's customary rates of between $125 and $475 an hour.

In August, 1999, Company entered into an Agreement for Computer and/or Programming Services with FirePlug Computers Inc., an unrelated third party, to design and system software development, documentation, testing, project management and implementation of the DVD Juke System. All services will be billed on an hourly rate ranging from $45 to $150/hour.

In November, 1999, Company entered into an Agreement for Financial Communica-tion Services with North American Corporate Consultants, Inc., (NACC) an unrelated third party to assist Company on a non-exclusive basis to develop, implement and maintain an ongoing market awareness program for its products. The term of the Agreement is for 6 months. As consideration for the services, Company has agreed to issue to NACC a total of 277,500 shares of its restricted common stock in the following denominations: 87,500 for each of the first two months of the Agreement, 27,500 shares the third month and 25,000 for shares each of the last three months. In addition, in the event NACC is the procuring cause of a successful merger, acquisition or corporate financing on behalf of Company, NACC will receive 5% of the merger/acquisition value or the total value of the corporate financing, whichever applies, payable at the time of closing of the transaction.

Future  Projects  in  Development
---------------------------------
Company  intends  to  generate  additional  future  revenues  by  pressing,   or
"burning," CD's at each DVD Juke System. "Burning" a CD means copying a song or songs onto a blank CD.

Company projects the DVD Juke System to be able to burn CD's by the third quarter of 2000. When this process is fully operational, consumers will be able to copy onto a CD a song or songs they have selected on a fee-per-song basis. Company expects to generate revenue by retaining a percentage of the cost per song charged to the consumer. Company intends to offer the record companies a percentage of the income generated by each burned CD in exchange for the right to reproduce their songs, while retaining a five to ten percent (5-10%) royalty for each song copied onto a CD by the DVD Juke System.

The Company is also developing technology which will allow the DVD Juke System to be capable of video-conferencing and dispensing cash as an automatic teller machine ("ATM"). These additional uses of the DVD Juke System involve only minor modifications to the Company's current technology. For example, the Juke System technology is already capable of accepting and calculating the amounts of currency input into the unit; dispensing cash will involve only minor adjustments to already existing technology. Therefore, Company expects to be able to implement these additional uses of the DVD Juke System in the second quarter of 2000.

In addition, with only minor additions to Company's content, the DVD Juke System will be capable of playing sports highlight films, comedy clips and pay-per-view events. These additional content categories do not involve technological advances, but merely expanding Company's content licenses and marketing these additional uses of the DVD Juke System to distributors, location owners and ultimate consumers. Company intends to launch these efforts in the fourth quarter 2000.

Company is also developing an independent audio and video network designed to provide background video and advertising for hospitality and retail locations. The system is designed to replace the VCR and Laser Disc players used by tens of thousands of hospitality and retail locations. The product will provide interactive commercial support at the point of sale, creating a new media channel for locations to assist consumer brand companies in enhancing their visibility on the sites where their products are sold.

Additional  Information
-----------------------
The Company intends to provide annual reports to its security holders, and to make quarterly reports available for inspection by its security holders. The annual report will include audited financial statements.

The  Company is  subject  tothe  informational  requirements  of the  Securities

Exchange Act of 1934 (the Exchange Act) and, in accordance therewith, will file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected at public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such material can be obtained from the Public Reference Section of the Commission at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates.


ITEM  2.  DESCRIPTION  OF  PROPERTY
          =========================
The Company owns no property.


ITEM  3.     LEGAL  PROCEEDINGS
             ==================
The Company is not a party to any material legal proceedings.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ===================================================

During the fourth quarter of the fiscal year, no matters were submitted to a vote of security holders.



            PART II
            =======


Item  5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            ========================================================

The Company's  shares of Common Stock are traded on the OTC Bulletin Board.  The
High/Low  bid  quotations   for  the  period  ending   December  31,  1999,  was
$2.00/$1.50.



ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSES
          ======================================

Forward-Looking Statements
--------------------------

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements, including without limitation, statements regarding the Company's expectations, beliefs, plans, intentions, projections or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth elsewhere in this document. These forward-looking statements are made under the safe-harbor provisions of applicable securities laws, rules and regulations.


Selected  Consolidated  Financial  Data
---------------------------------------
The following historical financial data for the period from inception through March 31, 2000 was derived from the historical consolidated financial statements of Company that have been audited by Mark Bailey & Co., Ltd., Certified Public Accountants and independent auditors (the Financial Statements).

BALANCE SHEET DATA:
------------------

                                          3-31-00     12-31-99
                                        ==========   ==========
Current Assets
--------------
Cash                                    $  131,363   $    2,079
Interest receivable                     $      329   $       11
Prepaid expenses                        $   24,734   $       -
                                        ----------   ----------
                                        $  156,426   $    2,090
Other Assets
------------
Deposits                                $      600   $      600

Other assets (net of accumulated
  Amortization of $21,000 and $16,500)
                                        $  249,000   $  253,500
Deferred tax asset (net of valuation
Allowance of $31,947 and $255,891)               -            -
                                        ----------    ---------
Total assets                            $  406,026   $  256,190
                                        ==========    =========

Current Liabilities
-------------------
Accounts payable                        $  127,920   $  206,453

Related party payable                   $  152,500   $  107,500

Interest payable                        $   20,632   $   12,226

Line of credit (Note 4)                 $  494,425   $  215,500

Patent right payable                    $  250,000   $  250,000

                                        ----------    ---------
Total liabilities                       $1,045,477   $  791,679
                                        ----------    ---------

Total shareholders'
equity                                  $ (639,451)  $ (535,489)



STATEMENTS OF OPERATIONS DATA:
------------------------------
                         From         Three Mos.
                      Inception to       Ended          Year Ended
                        March 31,      March 31        December 31,
                         2000            2000              1999
                      -------------    ---------       --------------
Revenue                $     -         $      -        $       -
-------
Costs and Expenses
------------------
Operating and
Administrative expense    (818,918)       (91,595)         (691,812)

Amortization expense       (21,000)        (4,500)          (16,500)

Other Income                10,800            539            10,261
                       -----------     ----------       ------------

Interest Expense           (27,468)        (8,406)          (19,062)

Net Loss                $ (856,586)    $ (103,962)      $  (717,113)
                        ===========     ==========       ============

Loss per share          $  (0.0368)     $ (0.0045)      $    (0.0312)
                        ===========     ==========       ============

Results  of  Operations
-----------------------
Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has an accumulated deficit of $856,586 through March 31, 2000. The Company's cash increased from $2,079 at December 31, 1999 to $131,363 at March 31, 2000.

Three Months Ended March 31, 2000 Compared to Three Months Ended
March 31, 1999

The Company has not yet realized any revenue from its business operations. Operating and administrative expenses from inception to the nine months ended March 31, 2000 were $818,918, and represent the majority of the Company's net loss to date.

Net cash provided by financing activities increased from $215,500 for the three months ended March 31, 1999 to $494,425 for the period ended March 31, 2000, as a result of proceeds in the amount of $278,925 received from Line of Credit.

The Company's net loss for the period from inception to March 31, 2000 was a deficit of $856,586, or a deficit of $.0368 per share, based on 23,250,000 weighted average shares outstanding at March 31, 2000. Since there have been no revenues realized since inception, no comparison of net loss is made.


Liquidity and Capital Resources
-------------------------------
Due to the infant stage of its operations, substantial ongoing investment in software development, and expenditures required to build the appropriate infrastructure to support expected future growth, The Company has been substantially dependent on private placements of its equity securities and a bank line of credit to fund its cash requirements.

Net cash used in operating activities increased from $407,545 for the year ended December 31, 1999 to $567,697 for the period from inception to March 31, 1999.

As of March 31, 2000, the Company had total assets of $406,026 and total liabilities of $1,045,477.




ITEM  7.     FINANCIAL  STATEMENTS
             =====================

The audited financial statements for the twelve-month period from inception through March 31, 2000, prepared by Mark Bailey & Co. Ltd., and expressed in U.S. Dollars, immediately follow.


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                                 MARCH 31, 2000

                               AND THE YEAR ENDED

                                DECEMBER 31, 1999

                                      WITH

                                 REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Accountants' Review Report  ...................................................2
Balance Sheets.................................................................3
Statements of Operations.......................................................4
Statements of Stockholders' Equity.............................................5
Statements of Cash Flows.......................................................6
Notes to Financial Statements..................................................8

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


        OFFICE ADDRESS:                                         MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200     Phone: 775/332.4200           P.O. Box 6060
   Reno, Nevada 89509-6634         Fax: 775/332.4210          Reno, Nevada 89513





June 5, 2000

Board of Directors
Digital Video Display Technology Corporation

We have reviewed the accompanying balance sheets of Digital Video Display Technology Corporation (a Company in the development stage) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Digital Video Display Technology Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period from inception (August 1, 1997) through December 31, 1997, and for the years ended December 31, 1998 and 1999, were audited by us, and we expressed an unqualified opinion on them in our audit report dated May 31, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Mark Bailey & Co., Ltd.
Reno, Nevada


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                 --------------
           March 31, 2000 (unaudited) and December 31, 1999 (audited)


                                     ASSETS
                                     ------

CURRENT ASSETS                                              MARCH 31, 2000       DECEMBER 31, 1999
--------------                                              --------------       -----------------
  Cash                                                          $  131,363               $   2,079
  Interest receivable                                                  329                      11
  Prepaid expenses                                                  24,734                       -
                                                                ----------               ---------
     Total current assets                                          156,426                   2,090
                                                                ----------               ---------

OTHER ASSETS
------------
  Deposits                                                             600                     600
  Other assets (net of amortization of $21,000
     and $16,500)                                                  249,000                 253,500
  Deferred tax asset (net of valuation allowance
     of $291,238 and $255,891)                                           -                       -
                                                                ----------               ---------
     Total assets                                               $  406,026               $ 256,190
                                                                ==========               =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable                                              $  127,920               $ 206,453
  Related party payable                                            152,500                 107,500
  Interest payable                                                  20,632                  12,226
  Line of credit                                                   494,425                 215,500
  Patent right payable                                             250,000                 250,000
                                                                ----------               ---------
     Total current and total liabilities                         1,045,477                 791,679
                                                                ----------               ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 23,250,000 shares issued and outstanding           23,250                  23,250
  Additional paid-in capital                                       193,885                 193,885
  Deficit accumulated during the development stage                (856,586)               (752,624)
                                                                ----------               ---------
     Total shareholders' equity                                   (639,451)               (535,489)
                                                                ----------               ---------
     Total liabilities and shareholders' equity                 $  406,026               $ 256,190
                                                                ==========               =========


    The Accompanying Notes are an Integral Part of These Financial Statements



                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                            ------------------------
For the Three Months Ended March 31, 2000 (unaudited), and the Years Ended December 31, 1999 and 1998 (audited)





                                                                       THREE
                                           CUMULATIVE DURING         MONTHS ENDED        YEAR ENDED             YEAR ENDED
                                           DEVELOPMENT STAGE        MARCH 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998
                                           -----------------        --------------     -----------------     -----------------

REVENUE
-------

OPERATING COSTS AND EXPENSES
----------------------------
    Operating and administrative expense          $ (818,918)            $ (91,595)           $ (691,812)            $ (34,513)
    Amortization expense                             (21,000)               (4,500)              (16,500)                    -
                                                  ----------             ---------            ----------             ---------
       Total operating costs and expenses           (839,918)              (96,095)             (708,312)              (34,513)

NON-OPERATING INCOME
--------------------
    Dividend income                                      800                   539                   261                     -
    Gain on cancellation of stock                     10,000                     -                10,000                     -
                                                  ----------             ---------            ----------             ---------
       Total non-operating income                     10,800                   539                10,261                     -

INTEREST EXPENSE                                     (27,468)               (8,406)              (19,062)                    -
----------------                                  ----------             ---------            ----------             ---------

       Net loss (restated for 1998)               $ (856,586)            $(103,962)           $ (717,113)            $ (34,513)
                                                  ==========             =========            ==========             =========

       Loss per share                                (0.0368)              (0.0045)              (0.0312)              (0.0009)
                                                  ==========             =========            ==========             =========


   The Accompanying Notes are an Integral Part of These Financial Statements


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2000 (unaudited), and the Years Ended December 31, 1999 and 1998 (audited)



                                                                                                      ACCUMULATED
                                                                  COMMON STOCK        ADDITIONAL    DEFICIT DURING
                                                               ------------------       PAID-IN       DEVELOPMENT        TOTAL
                                                               SHARES      AMOUNT       CAPITAL          STAGE          EQUITY
                                                               ------      ------       -------          -----          ------
Balance at December 31, 1997                                1,000,000       1,000         9,000              (998)       9,002

Issuance of shares for cash from an offering on
April 30, 1998, at $.20 per share                           1,000,000       1,000       199,000                 -      200,000

Costs associated with the offering on April 30, 1998                -           -        (5,365)                -       (5,365)

Issuance of shares to a related company for
 distribution  rights,  valued at the fair market value
 of the shares issued, on May 1, 1998, at $.20
 per share                                                    100,000         100        19,900                 -       20,000

Net loss, as restated at December 31, 1998                          -           -             -           (34,513)     (34,513)
                                                            ---------      -------      --------          --------     --------

Balance at December 31, 1998                                2,100,000       2,100       222,535           (35,511)     189,124

Cancellation of the stock issued to the officers,
 directors, and the related company on
 January 25, 1999                                          (1,100,000)     (1,100)      (28,900)                       (30,000)

Stock split of 21:1 for the outstanding stock,
 retaining original par value, on January 25, 1999         20,000,000      20,000       (20,000)                -            -

Issuance of shares for patent rights, valued at the
 fair market value of the shares issued, on February
 11, 1999 at $.01 per share                                 2,000,000       2,000        18,000                 -       20,000

Issuance of shares for consulting services, valued
 at the fair market value of the services received, on
 July 7, 1999 at $.01 per share                               250,000         250         2,250                          2,500

Net loss at December 31, 1999                                       -           -             -          (717,113)    (717,113)
                                                           ----------    --------     ---------        -----------   ----------

Balance at December 31, 1999                               23,250,000    $ 23,250     $ 193,885        $ (752,624)   $(535,489)

Net loss for three months ended March 31, 2000                      -           -             -        $ (103,962)   $(103,962)
                                                           ----------    --------     ---------        -----------   ----------
Balance at March 31, 2000                                  23,250,000    $ 23,250     $ 193,885        $ (856,586)   $(639,451)
                                                           ==========    ========     =========        ==========    =========


    The Accompanying Notes are an Integral Part of These Financial Statements


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
For the Three Months Ended March 31, 2000 (unaudited), and the Years Ended December 31, 1999 and 1998 (audited)



                                                CUMULATIVE DURING    THREE MONTHS ENDED      YEAR ENDED           YEAR ENDED
                                                DEVELOPMENT STAGE      MARCH 31, 2000      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                -----------------      --------------      -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
    Net loss (Restated for 1998)                      $ (856,586)           $(103,962)           $ (717,113)           $ (34,513)

    Adjustments to reconcile net loss to net cash used in operating activities

       Amortization expense                               21,000                4,500               16,500                    -
       Gain from cancellation of common stock            (10,000)                   -              (10,000)                   -
       Increase in interest receivable                      (329)                (318)                 (11)                   -
       Increase in deposits                                 (600)                   -                 (600)                   -
       Increase in deferred tax asset                   (287,838)             (31,947)            (243,818)             (11,733)
       Increase (decrease) in accounts payable           127,920              (78,533)             181,453               25,000
       Increase  in related party payable                152,500               45,000              107,500                    -
       Increase in interest payable                       20,632                8,406               12,226                    -
       Increase in deferred tax valuation allowance      287,838               31,947              243,818               11,733
       Increase in prepaid expenses                      (24,734)             (24,734)                  -                     -
       Expenses paid by issuance of
         common stock                                      2,500                    -                2,500                    -
                                                        --------             ---------            --------               ------

       Net cash used in operating activities            (567,697)            (149,641)            (407,545)              (9,513)
                                                        --------             --------             --------               ------



CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds received from issuance of stock             204,635                    -                    -              194,635
    Deferred offering costs                                    -                    -                    -                4,865
    Proceeds received from line of credit                494,425              278,925              215,500                    -
                                                         -------             --------              -------              -------

       Net cash provided by financing activities         699,060              278,925              215,500              199,500
                                                         -------             --------              -------              -------


       Net increase (decrease) in cash and               131,363              129,284             (192,045)             189,987

       Cash at December 31, 1999, 1998 and 1997                -                2,079              194,124                4,137
                                                         -------             --------              -------              -------
       Cash at March 31, 2000 and December 31,
         1999, and 1998                               $  131,363           $  131,363             $ 2,079            $ 194,124
                                                      ==========           ==========              =======            =========


    The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
For the Three  Months  Ended  March  31,  2000(unaudited),  and the Years  Ended
                      December 31, 1999 and 1998 (audited)


SUPPLEMENTARY INFORMATION
-------------------------
During 1998, the Company issued 100,000 shares of common stock, with a fair market value of $20,000, for the distribution rights to a non-reusable medical syringe. In January 1999, these shares of common stock were canceled, and the distribution rights were abandoned.

On February 11, 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for patent rights to Digital Video Display computer technology. In addition, the Company incurred a patent right payable in the amount of $250,000. In April 2000, these shares of common stock were canceled. The Company is currently renegotiating the agreement.

On July 7, 1999, the Company issued 250,000 shares of stock for consulting services, with a fair market value of $2,500.

No amounts were actually paid for either interest or income taxes for the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998.



   The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)




1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
         The Company was incorporated in the State of Nevada on August 1, 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. Originally, the Company intended to distribute non-reusable medical syringes. In January 1999, the Company abandoned its plan to distribute medical syringes and changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. As discussed in Note 4, on April 15, 1999, an unrelated third party extended the Company a line of credit, which is due on demand June 1, 2000. The Company plans to raise additional capital in the near future through private placements, ranging from $6,000,000 to $8,000,000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         -------------------------
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2000, the Company held no cash equivalents.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------------
         PRIOR PERIOD ADJUSTMENT
         -----------------------
         The accompanying financial statements for 1998 have been restated to correct an error made in 1998. Legal fees incurred in 1998 were not expensed during 1998. The effect of the restatement was to increase the net loss for 1998 by $25,000 ($0.0007 per share).

         ADVERTISING COSTS
         -----------------
         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, and were $0, $3,750 and $0 respectively.

         RENT EXPENSE
         ------------
         For the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, the total rent expense was $755, $864 and $0, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------
         Research and development costs are expensed as incurred. Such costs were $0, $159,027 and $0 at March 31, 2000 and December 31, 1999 and 1998, respectively.

2.       FEDERAL INCOME TAXES
         --------------------
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)


2.       FEDERAL INCOME TAXES (CONTINUED)
         --------------------------------
         The following is a schedule of the composition of the provision for income taxes:


                                              2000           1999          1998
                                              ----           ----          ----
    Deferred noncurrent tax asset        $ 291,238      $ 255,891      $ 12,073
    Valuation allowance                   (291,238)      (255,891)      (12,073)
                                          ---------      ---------      --------
     Total provision for income taxes    $      -0-     $      -0-     $     -0-
                                          =========      =========      ========


         The net change in the valuation account was $35,347, $243,818 and $11,733 in 2000, 1999 and 1998, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to:

                                              2000        1999     1998 restated
                                              ----        ----     -------------

    Loss carryforward                    $ 103,962   $ 717,113          $ 34,513



         At December 31, 1999, the Company had the following unused net operating losses for regular income tax purposes:


            EXPIRES                NET OPERATING LOSS
            -------                ------------------
              2017                                998
              2018                             34,513
              2019                            717,313
              2020                            103,962




3.       OTHER ASSETS
         ------------
         The other assets at December 31, 1998, consist of the distribution rights of a non-reusable medical syringe. The Company purchased these distribution rights from a related company for 100,000 shares of common stock (see Note 5). In January 1999, these distribution rights were abandoned and the related asset was written off.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)



3.       OTHER ASSETS (CONTINUED)
         ------------------------
         The other assets at December 31, 1999, consist of patent rights to a jukebox entertainment system. In February 1999, the Company purchased the patent rights from an unrelated third party in exchange for 2,000,000 shares of common stock and $250,000 due in September 1999. The purchase agreement was subsequently modified to provide for payment of the $250,000 in monthly installments of $20,000 with the final payment due in December 2000. As of December 31, 1999, no payments have been made. In a subsequent action in April 2000, the Company canceled the 2,000,000 shares previously issued and is currently renegotiating the purchase agreement. Legal questions have also been raised as to the seller's rights to the patent due to a previous sale (see Note 9).

4.       LINE OF CREDIT
         --------------
         During the year ended  December  31,  1999,  an  unrelated  third party issued the Company an unsecured $500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand June 1, 2000. The balances at March 31, 2000 and December 31, 1999 were $494,425 and $215,500, respectively.

5.       RELATED PARTY TRANSACTIONS
         --------------------------
         In May 1998, the Company issued 100,000 shares of common stock to a separate entity, owned by the directors of the Company, in consideration for the distribution rights to a non-reusable medical syringe. In January 1999, this stock was canceled and the related distribution rights were written off (see Note 3).

         In March 1999, the Company issued an option to purchase 500,000 shares of common stock at $2.50 per share to the President, CEO and Director of the Company. The option expires March 31, 2001 (see Note 8). In March 1999, the Company entered into a consulting agreement with the President, and included in operating and administrative expenses for the three months ended March 31, 2000, and the years ended December 31, 1999 and 1998, are consulting fees paid to the President of $45,000, $120,500 and $0, respectively.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)


5.       RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------
         In April 1999, the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company. The option expires April 30, 2009, (see Note 8).

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------
         Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amounts reported in the balance sheets for cash and receivables approximate fair value at March 31, 2000, and December 31, 1999 and 1998.

         The carrying amounts reported in the balance sheets for the other assets approximate fair value at March 31, 2000, and December 31, 1999 and 1998, as the assets were recently purchased at fair market value.

         The carrying amounts reported in the balance sheets for accounts payable approximate fair value at March 31, 2000, and December 31, 1999 and 1998, as the payables mature in less than one year.

         The estimated fair values of the line of credit are not materially different from the carrying values for financial statement purposes at March 31, 2000, and December 31, 1999 and 1998.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)



7.       STOCKHOLDERS' EQUITY
         --------------------
         In August 1997, the Company issued 1,000,000 shares of common stock to its officers and directors at $0.01 per share, for a total of $10,000 in cash.

         In May 1998, the Company issued 100,000 shares of common stock, with a fair market value of $20,000, to a related company for the distribution rights to a non-reusable medical syringe.

         Also during 1998, the Company issued 1,000,000 shares of common stock as part of an offering memorandum at $0.20 per share, for a total of $200,000 in cash. In January 1999, the Company canceled the 1,100,000 shares of common stock previously issued to the officers, directors, and the related company. The Company recorded a gain of $10,000 on the cancellation of 100,000 of the above shares, as cash of $10,000 received by the Company when the stock was originally issued was retained by the Company upon cancellation of the shares.

         In January 1999, the Company declared a forward stock split of 21:1 for the remaining 1,000,000 shares of common stock outstanding, retaining the $0.001 par value.

         In February 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for the patent rights to a jukebox entertainment system (see Note 3).

         The Company also issued 250,000 shares of its common stock to unrelated third parties at $.01 per share for a total of $2,500 for consulting services provided. These shares were issued at the fair market value of the consulting services.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)


8.       STOCK OPTIONS
         -------------
         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President, CEO, and Director. The option expires March 31, 2001 (see Note 5). The Company also issued an option to purchase 500,000 shares of common stock at $4.00 a share to a Director. The option expires April 30, 2009 (see Note 5). The Company issued an option to purchase 150,000 shares of common stock at $2.50 per share to an unrelated third party in exchange for consulting services. The options expired unexercised on April 1, 2000. The option price for all stock options exceeded the fair market value of the stock at the grant date; accordingly, no compensation costs have been recognized. The fair market value of the stock options is $0.

         In March and April 2000, the Company entered into several employment agreements that include stock options for certain directors and employees. These options have been granted at $5.00 per share of the Company's common stock and will become exercisable at specific times according to a plan to be created by the Compensation Committee.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company is involved in a dispute pertaining to the purchase of the patent rights for the jukebox entertainment system. The original purchase provided for payment of $250,000 and issuance of 2,000,000 shares of common stock in exchange for the patent rights. No monies have been paid and in April 2000, the Company canceled the stock that had been previously issued (see Note 3).

         Questions have also arisen as to the seller's legal rights to the patent. The seller has made legal demands for reinstatement of the shares and fulfillment of other conditions. Negotiations are underway and management believes that the matter will be resolved without further legal action.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
For the Three  Months  Ended  March 31,  2000  (unaudited),  and the Years Ended
                      December 31, 1999 and 1998 (audited)


9.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
         -----------------------------------------
         The Company is a defendant in an action by a former service provider over services provided and fees due. In the opinion of the Company, amounts accrued at this time for such services are adequate and the ultimate resolution of this matter will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

10.      SUBSEQUENT EVENTS
         -----------------
         During April 2000, the Company entered into agreements with unrelated third parties for the provision of content management server side applications and marketing services and leases for office space in Las Vegas and Los Angeles.

         In March 2000, the Company merged with E-Media, with the Company being the Surviving Corporation. The merger agreement provided for conversion of 1,000,000 shares of E-Media common stock into 20,000,000 Company shares of $.001 par value common stock. The sole shareholder of E-Media was appointed COO of the Company. The 20,000,000 shares were issued on March 20, 2000, but were not delivered until the final condition of the agreement was met on May 25, 2000.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
          ==================================================
The Company has not had any changes in or disagreements with Accountants since inception.


          PART III
          ========

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
          ==================================================================

The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company:


Name and Address                 Age           Position(s) Held (1)
----------------                 ---           --------------------
Lee Edmondson                     45           President and Director
590 Madison Avenue
New York, NY 10022

Marilyn G. Haft                   56           Secretary, Treasurer,
111 West 40th Street                           Executive Vice President and
11th Floor                                     Director
New York, NY 10018


Each director of the Company is elected by the stockholders to a term of one one year and serves until his successor is elected and qualified. Each officer of the Company is elected by the Board of Directors to a term of one one year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Background  of  Officers  and  Directors
----------------------------------------

Lee Edmondson - Mr. Edmondson has been the President and Chairman of the Board of Directors of the the Company since January 1999. From April to November, 1998, he was CEO and a Director of VTI Acquisition, N.V., a privately- held research and development firm. From 1994 to 1997, he was Manager and a Director of Software Control Systems International Inc. He has been involved in several retail kiosk and multi-media companies since 1986. In 1998, he assisted in the formation of Digital Video Display Technology and is responsible for the formative activities of the commercialization of the products and business. He devotes full time to the business of the Company.

Marilyn G. Haft - Ms. Haft has been the Secretary, Treasurer, Executive Vice President and a Director of the Company since January 1999. From October 1998, she has also been Of Counsel with The Marshall Firm, in New York City, New York. From March 1996 to December 1997, she was a Partner with Look Here Pictures, Inc. in New York. From June 1994 to March 1996, she was General Counsel for Dover Film Finance Group Ltd., a financial services company that provides short-term funding requirements for major film studios, independent film producers and distributors, cable and record companies. In that role, Ms. Haft acted as a liaison with the CEOs and CFOs of film companies, guiding them through the financing structure, and conducted due diligence on all contractual and cash flow aspects of film distribution from theatrical, home video, pay and free television, pay-per view and ancillary rights. She also oversaw all legal issues and documentation for Dover programs.

Ms. Haft was a law partner of Tanner, Propp & Farber, a partner of Fischbein, Badillo, Wagner and Itzler and Of Counsel to Summit, Rovins and Feldesman. She also acted as a test case constitutional law litigator on the national level for a period of six years. Ms. Haft served in the Carter Administration in the following capacities: Associate Director of the Office of Public Liaison in the White House, Deputy Counsel to Vice President Walter Mondale in the White House and U.S. Representative to the United Nations. She ran the New York City primary campaign for Carter/Mondale in 1980.

She has been an award-winning independent film producer and worked at NBC News and ABC News on content and production. She is also an author of general non-fiction works, including legal works. She has been an adjunct professor of law at New York University School of Law and is an adjunct professor at NYU's Tisch School of the Arts Graduate Film and TV program where she teaches entertainment law and business to third year film graduate students. Ms. Haft is a graduate of the New York University School of Law and a member of the bar in New York State, the District of Columbia and the U.S. Supreme Court. She received a B.A. in 1965 from Brooklyn College and her J.D. from New York University in 1968. She devotes her time as required to the business of the Company.



Employment  Agreements
----------------------
None of the Company's officers or directors are currently party to employment agreements with the Company. The Company presently has no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company, except for options granted by the Board of Directors to certain officers, directors and consultants to the Company.


ITEM  10.  EXECUTIVE  COMPENSATION
           ========================

None of the Company's officers or directors currently receive a salary for their services; however, Lee Edmondson, President of the Company, received a consulting fee of $94,000 through December 31, 1999, $65,000 of which is unpaid and accrued and is included in the accounts payable figure in the Company's financial statements included herein.

There are no employment contracts between the Company and any of its officers or directors.

The Company does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with the Company or from a change in control of the Company, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000.

               OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR
               ------------------------------------------

In March 1999, the Company granted the following stock options to the following officers and/or directors as compensation and incentives for services rendered to the Company:

                                     PERCENT
                                     OF TOTAL
                   NUMBER OF         OPTIONS/
                   SECURITIES        SARS
                   UNDERLYING        GRANTED        EXERCISE       DATE OF
NAME OF HOLDER     GRANTED (#)       FISCAL YR      PRICE          EXERCISE
--------------     ----------       ----------      ---------      --------
Lee Edmondson        500,000           40%          $2.50/Share    Until 3/31/01

Marilyn  Haft        500,000           40%          $4.00/Share    Until 4/30/09


(1) These percentages are based on the total number of option shares granted since inception.

Any shares acquired through exercise of these options shall be restricted shares and may not, under any circumstances, be registered or in any way become free trading until two years from the date the shares are acquired through exercise of the option. The records of the stock transfer agency, as well as any certificates issued upon exercise of these options shall contain said restrictive legend.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of the Company.


ITEM  11. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          =========================================================
          MANAGEMENT
          ==========
The following table sets forth information regarding the shares of the Company's Common Stock, par value $.001, beneficially owned for (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the Company's issued and outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. At December 31, 1999, there were 23,250,000 shares of Common stock outstanding.

                                                 Amount &
                                                 Nature of
                                     Title       Beneficial      Percent of
Name and address                    Of Class     Ownership         Class
-----------------                  ----------   -----------      ----------
Lee Edmondson                     Common Stock      575,000(1)        2%
590 Madison Avenue
New York, NY 10022

Marilyn G. Haft                   Common Stock      500,000(2)        2%
111 West 40th Street,
11th Floor
New York, NY 10018

Software Control Systems
International Inc.                Common Stock    2,000,000           9%
#250-5711 No. 3 Road
Richmond, B.C., Canada V6X 2C9
--------------------------
All officers and directors
as a group                                        1,075,000           5%

(1) Includes stock options to purchase up to 500,000 shares of common stock at $2.50 per share until March 31, 2001.

(2) Includes stock options to purchase up to 500,000 shares of common stock at $4.00 per share until April 30, 2009.

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, which may, at a subsequent date, result in a change in control of Company.

Future  Sales  by  Existing  Stockholders
-----------------------------------------
All shares of Common Stock of Company are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"), save and except the shares which were issued under a public offering in the State of New York, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, which are not "restricted securities" under Rule 144 and can be publicly sold, except for those Shares purchased by "affiliates" of the Company, as that term is defined in Rule 144.

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition. Sales of shares by "affiliates" are subject to volume restrictions and certain other restrictions pertaining to the manner of sale, all pursuant to Rule 144.


Item  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
             ==================================================
In April, 1999, Company retained The Marshall Firm, an entertainment law firm located in New York City, of which Marilyn Haft, an officer, director and shareholder of Company, is associated, to obtain and negotiate licenses for music and music video content for the DVD Juke System. The Marshall Firm is well-known for its expertise in entertainment law and its many contacts in entertainment industry, especially the music industry. Pursuant to the letter of engagement, Company paid The Marshall Firm a retainer in the sum of $15,000 against which legal fees will be billed at The Marshall Firm's customary rates of between $125 and $475 an hour.



Item 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K.
             =======================================

a) All required exhibits, as set forth below, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form 10-SB, filed on December 13, 1999. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 1999.

Exhibit No.         Document Description
-----------         ---------------------

3.1                 Articles of Incorporation and any Amendments

3.2                 Bylaw

8                   Consent of Mark Bailey & Co. Ltd.,
                    Certified Public Accountants

10.1                Agreement with Software Control Systems International, Inc.
                    and Addendum

10.2                Distributor Agreement with Software Control Systems
                    International Inc.

10.3                Letter of Agreement with The Investor Relations Group

10.4                Agreement-North American Consultants, Inc.

10.5                Retainer Agreement- The Marshall Firm

10.6                Agreement - FirePlug Computers

10.7                Consulting Agreement with 386878 B.C. Ltd.

10.8                Consulting Agreement with Richard Brunette

10.9                Consulting Agreement with Bob Noble

10.10               Stock Option Agreement - Marilyn G. Haft

10.11               Consulting Agreement- Lee Edmondson



                            SIGNATURES
                            ===========
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  this  30th  day  of  May,  2000.

                           Digital Video Display Technology Corp.
                           By: /s/LEE EDMONDSON
                           --------------------
                           Lee Edmondson, President