Form 10KSB
period 1999-12-31
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2000-06-07
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $0
                                                         --

STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF A SPECIFIED DATE WITHIN THE PAST 60 DAYS. ON MAY 30, 2000, THE AGGREGATE MARKET VALUE WAS $24,968.750.
          ------------

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

The Company is subject to the informational requirements of the Securities

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

ITEM  6.  MANAGEMENT  DISCUSSION  AND  ANALYSES
          ======================================

Forward-Looking Statements
--------------------------

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this document that are not purely historical are forward-looking statements, including without limitation, statements regarding the Company's expectations, beliefs, plans, intentions, projections or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially as a result of certain factors, including those set forth elsewhere in this document. These forward-looking statements are made under the safe-harbor provisions of applicable securities laws, rules and regulations.

Selected  Consolidated  Financial  Data
---------------------------------------
The following historical financial data for the period from inception through December 31, 1999 was derived from the historical consolidated financial statements of Company that have been audited by Mark Bailey & Co., Ltd., Certified Public Accountants and independent auditors (the Financial Statements).



BALANCE SHEET DATA:
------------------

                                          12-31-99     12-31-98
                                        ==========   ==========
Current Assets
--------------
Cash                                    $    2,079   $  194,124
Interest receivable                             11            -
                                        ----------   ----------
                                        $    2,090   $  194,124
Other Assets
------------
Deposits                                $      600   $        -

Other assets (net of accumulated
  Amortization of $21,000 and $16,500)
                                        $  253,500    $  20,000
                                        ----------    ---------
Total assets                            $  256,190    $ 214,124
                                        ==========    =========

Current Liabilities
-------------------
Accounts payable                        $  206,453    $  25,000

Related party payable                   $  107,500    $       -

Interest payable                        $   12,226    $       -

Line of credit (Note 4)                 $  215,500            -

Patent right payable                    $  250,000    $       -

                                        ----------    ---------
Total liabilities                       $  791,679    $  25,000
                                        ----------    ---------
Total shareholders'
equity                                  $ (535,489)   $ 189,124
                                        ----------    ---------

Total liabilities and shareholders'
equity                                  $  256,190    $ 214,124
                                        ==========    =========


STATEMENTS OF OPERATIONS DATA:
------------------------------

                       Year Ended       Year Ended
                       December 31,    December 31,
                         1999              1998
                      -------------    ----------
Revenue                 $        -     $        -
-------
Costs and Expenses
------------------
Operating and
Administrative expense    (691,812)       (34,513)

Amortization expense       (16,500)            -

Total Operating costs
and expenses              (708,312)       (34,513)

Other Income                10,261              -

Interest Expense          (19,062)              -

                       -----------     ----------
Net Loss (restated
For 1998)               $ (717,113)    $  (34,513)
                        ===========     =========

Loss per share          $  (0.0312)    $  (0.0009)
                        ===========     =========





Results  of  Operations
-----------------------
Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has an accumulated deficit of $717,113 through December 31, 1999. The Company's cash decreased from $194,124 at December 31, 1998 to $2,079 at December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended
December 31, 1998

The Company has not yet realized any revenue from its business operations. Operating and administrative expenses from inception to the year ended December 31, 1999 were $708,312, and represent the majority of the Company's net loss to date.

Net cash provided by financing activities increased from $199,500 for the year ended December 31, 1998 to $215,500 for the period ended December 31, 1999, as a result of proceeds in the amount of $215,500 received from Line of Credit.

The Company's net loss for the period from inception to December 31, 1999 was a deficit of $717,113, or a deficit of $.0312 per share, based on 23,250,000 weighted average shares outstanding at December 31, 1999. Since there have been no revenues realized since inception, no comparison of net loss is made.

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

Net cash used in operating activities increased from $9,513 for the year ended December 31, 1998 to $407,545 for the period from inception to December 31, 1999.

Proceeds from common stock subscriptions decreased from $194,635 for the year ended December 31, 1998 to 0 for the year ended December 31, 1999.

As of December 31, 1999, the Company had total assets of $256,190 and total liabilities of $791,679.





ITEM  7.     FINANCIAL  STATEMENTS
             =====================

The audited financial statements from inception through December 31, 1999, prepared by Mark Bailey & Co. Ltd., and expressed in U.S. Dollars, immediately follow.


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                         FROM INCEPTION (AUGUST 1, 1997)

                                     THROUGH

                                DECEMBER 31, 1999

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report on the Financial Statements.......................2
Balance Sheets.................................................................3
Statements of Operations.......................................................4
Statements of Stockholders' Equity.............................................5
Statements of Cash Flows.......................................................6
Notes to Financial Statements..................................................8

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




                          Independent Auditors' Report
                          ----------------------------
May 31, 2000

Board of Directors
Digital Video Display Technology Corporation

We have audited the accompanying balance sheets of Digital Video Display Technology Corporation (a Company in the development stage) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows from inception (August 1, 1997) through December 31, 1998, and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Display Technology Corporation (a Company in the development stage), as of December 31, 1998 and 1999, and the results of its operations and its cash flows from inception (August 1, 1997) through December 31, 1998, and for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MARK BAILEY & CO., LTD.
Mark Bailey & Co., Ltd.
Reno, Nevada


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                 --------------
                           December 31, 1999 and 1998


                                     ASSETS
                                     ------

Current Assets                                                  December 31, 1999          December 31, 1998
--------------                                                  -----------------            -----------------
  Cash                                                           $   2,079                      $ 194,124
  Interest receivable                                                   11                              -
                                                                 ---------                      ---------
     Total current assets                                            2,090                        194,124
                                                                 ---------                      ---------

Other Assets
------------
  Deposits                                                             600                              -
  Other assets (net of accumulated amortization of $16,500
     and $0)                                                       253,500                         20,000
  Deferred tax asset (net of valuation allowance
     of $255,891 and $12,073)                                            -                              -
                                                                 ---------                      ---------
     Total assets                                                $ 256,190                      $ 214,124
                                                                 =========                      =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities
-------------------
  Accounts payable                                               $ 206,453                      $  25,000
  Related party payable                                            107,500                              -
  Interest payable                                                  12,226                              -
  Line of credit                                                   215,500                              -
  Patent right payable                                             250,000                              -
                                                                 ---------                      ---------
     Total current and total liabilities                           791,679                         25,000
                                                                 ---------                      ---------

Commitments and Contingencies
-----------------------------

Shareholders' Equity
--------------------
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 23,250,000 and 2,100,000 shares issued
     and outstanding in 1999 and 1998, respectively                 23,250                          2,100
  Additional paid-in capital                                       193,885                        222,535
  Deficit accumulated during the development stage                (752,624)                       (35,511)
     including 1998 net loss as restated                         ---------                       ---------

     Total shareholders' equity                                   (535,489)                      (189,124)
                                                                 ---------                      ---------
     Total liabilities and shareholders' equity                  $ 256,190                      $ 214,124
                                                                 =========                      =========





    The Accompanying Notes are an Integral Part of These Financial Statements



                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                            ------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999




                                                                                                                FROM INCEPTION
                                           CUMULATIVE DURING       YEAR ENDED             YEAR ENDED            (AUGUST 1, 1997)
                                           DEVELOPMENT STAGE     DECEMBER 31, 1999     DECEMBER 31, 1998      TO DECEMBER 31, 1997
                                           -----------------     -----------------     -----------------      --------------------
REVENUE
-------

OPERATING COSTS AND EXPENSES
----------------------------
    Operating and administrative expense          $ (727,323)           $ (691,812)            $ (34,513)            $     (998)
    Amortization expense                             (16,500)              (16,500)                    -                      -
                                                  ----------            ----------             ---------             ----------
       Total operating costs and expenses           (743,823)             (708,312)              (34,513)                  (998)

NON-OPERATING INCOME
--------------------
    Dividend income                                      261                   261                     -                      -
    Gain on cancellation of stock                     10,000                10,000                     -                      -
                                                  ----------            ----------             ---------             ----------
       Total non-operating income                     10,261                10,261                     -                      -

INTEREST EXPENSE                                     (19,062)              (19,062)                    -                      -
----------------                                  ----------            ----------             ---------             ----------

       Net loss (1998 as restated)               $ (752,624)           $  (717,113)            $ (34,513)                  (998)
                                                  ==========            ==========             =========             ==========

       Loss per share(1998 as restated)             (0.0328)              (0.0312)              (0.0009)                (0.0010)
                                                  ==========            ==========             =========             ==========



   The Accompanying Notes are an Integral Part of These Financial Statements


                                         DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                                             (A Company in the Development Stage)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                              ----------------------------------
                               For the Period From Inception (August 1, 1997) Through December 31, 1999



                                                                                                      ACCUMULATED
                                                                  COMMON STOCK        ADDITIONAL    DEFICIT DURING
                                                               ------------------       PAID-IN       DEVELOPMENT        TOTAL
                                                               SHARES      AMOUNT       CAPITAL          STAGE          EQUITY
                                                               ------      ------       -------          -----          ------
Issuance of shares to Company's officers and
  directors for cash on August 1, 1997,
  at $.01 per share                                         1,000,000      $1,000      $  9,000         $       -    $   10,000

Net loss at December 31, 1997                                       -           -             -              (998)         (998)
                                                            ---------      -------      --------          --------     --------

Balance at December 31, 1997                                1,000,000       1,000         9,000              (998)        9,002

Issuance of shares for cash from an offering on
April 30, 1998, at $.20 per share                           1,000,000       1,000       199,000                 -       200,000

Costs associated with the offering on April 30, 1998                -           -        (5,365)                -        (5,365)

Issuance of shares to a related company for
 distribution rights, valued at the fair market value
 of the shares issued, on May 1, 1998, at $.20
 per share                                                    100,000         100        19,900                 -        20,000

Net loss, as restated at December 31, 1998                          -           -             -           (34,513)      (34,513)
                                                            ---------      -------      --------          --------     --------

Balance at December 31, 1998                                2,100,000       2,100       222,535           (35,511)      189,124

Cancellation of the stock issued to the officers,
 directors, and the related company on
 January 25, 1999                                          (1,100,000)     (1,100)      (28,900)                        (30,000)

Stock split of 21:1 for the outstanding stock,
 retaining original par value, on January 25, 1999         20,000,000      20,000       (20,000)                -             -

Issuance of shares for patent rights, valued at the
 fair market value of the shares issued, on February
 11, 1999 at $.01 per share                                 2,000,000       2,000        18,000                 -        20,000

Issuance of shares for consulting services, valued
 at the fair market value of the services received, on
 July 7, 1999 at $.01 per share                               250,000         250         2,250                           2,500

Net loss at December 31, 1999                                       -           -             -          (717,113)     (717,113)
                                                           ----------    --------     ---------        -----------   ----------

Balance at December 31, 1999                               23,250,000    $ 23,250     $ 193,885        $ (752,624)   $ (535,489)
                                                           ==========    ========     =========        ==========     =========



    The Accompanying Notes are an Integral Part of These Financial Statements


                                           DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                                              (A Company in the Development Stage)
                                                     STATEMENTS OF CASH FLOWS
                                                     ------------------------
                            For the Period From Inception (August 1, 1997) Through December 31, 1999


                                                                                                                FROM INCEPTION
                                                CUMULATIVE DURING           YEAR ENDED           YEAR ENDED     (AUGUST 1, 1997)
                                                DEVELOPMENT STAGE       DECEMBER 31, 1999   DECEMBER 31, 1998  TO DECEMBER 31, 1997
                                                -----------------       -----------------   -----------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

    Net loss (1998 as restated)                      $ (752,624)             $ (717,113)           $ (34,513)         $     (998)

    Adjustments to reconcile net loss to net cash used in operating activities

       Amortization expense                               16,500                 16,500                    -                   -
       Gain from cancellation of common stock            (10,000)               (10,000)                   -                   -
       Increase in interest receivable                       (11)                   (11)                   -                   -
       Increase in deposits                                 (600)                  (600)                   -                   -
       Increase in deferred tax asset                   (255,891)              (243,818)             (11,733)               (340)
       Increase in accounts payable                      206,453                181,453               25,000                   -
       Increase  in related party payable                107,500                107,500                    -                   -
       Increase in interest payable                       12,226                 12,226                    -                   -
       Increase in deferred tax valuation allowance      255,891                243,818               11,733                 340
       Expenses paid by issuance of
         common stock                                      2,500                  2,500                    -                   -
                                                        --------               --------               ------            --------

       Net cash used in operating activities            (418,056)              (407,545)              (9,513)               (998)
                                                        --------               --------               ------            --------



CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
    Proceeds received from issuance of stock             204,635                      -              194,635              10,000
    Deferred offering costs                                    -                      -                4,865              (4,865)
    Proceeds received from line of credit                215,500                215,500                    -                   -
                                                         -------                -------              -------            --------

       Net cash provided by financing activities         420,135                215,500              199,500               5,135
                                                         -------                -------              -------            --------


       Net increase (decrease) in cash                     2,079               (192,045)             189,987               4,137

       Cash at December 31, 1998 and 1997
         and August 1, 1997                                    -                194,124                4,137                   -
                                                         -------                -------              -------            --------
       Cash at December 31, 1999, 1998, and
         1997                                         $    2,079               $ 2,079             $ 194,124            $  4,137
                                                      ==========               =======             =========            ========




    The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


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

No amounts were actually paid for either interest or income taxes from inception (August 1, 1997) through December 31, 1999.





   The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------------
         The Company was incorporated in the State of Nevada on August 1, 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. Originally, the Company intended to distribute non-reusable medical syringes. In January 1999, the Company abandoned its plan to distribute medical syringes, and changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. As discussed in Note 4, on April 15, 1999, an unrelated third party extended the Company a line of credit, which is due on demand June 1, 2000. The Company plans to raise additional capital in the near future through private placements, ranging from between $6,000,000 to $8,000,000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


         CASH AND CASH EQUIVALENTS
         -------------------------
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 1999, the Company held no cash equivalents.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


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

         ADVERTISING  COSTS
         ------------------
         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the years ended December 31, 1999 and 1998, were $3,750 and $0, respectively.

         RENT EXPENSES
         -------------
         For years ended December 31, 1999 and 1998, the total expense was $864 and $0, repectively.

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------
         Research and development costs are expensed as incurred. Such costs were $159,027 and $0 at December 31, 1999 and December 31, 1998, respectively.

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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


2.       FEDERAL INCOME TAXES (CONTINUED)
         --------------------------------

         The following is a schedule of the composition of the provision for income taxes:


                                                        1999              1998
                                                        ----              ----
         Deferred noncurrent tax asset             $  255,891         $  12,073
         Valuation allowance                        (255,891)           (12,073)
                                                    ---------          --------
           Total provision for income taxes        $      -0-         $     -0-
                                                    =========          ========




         The net change in the valuation account was $243,818 and $11,733 in 1999, and 1998, respectively.


         Deferred federal and state income taxes consist of future tax benefits attributed to:


                                          1999      1998 restated       1997
                                          ----      -------------       ----
            Loss carryforward          717,113             34,513        998


         At December 31, 1999, the Company had the following unused net operating losses for regular income tax purposes:


                 EXPIRES                    NET OPERATING LOSS
                 -------                    ------------------
                   2017                                    998
                   2018                                 34,513
                   2019                                717,313




3.       OTHER ASSETS
         ------------
         The other assets at December 31, 1998, consist of the distribution rights of a non-reusable medical syringe. The Company purchased these distribution rights from a related company for 100,000 shares of common stock (see Note 5). In January 1999, these distribution rights were abandoned and the related asset was written off.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


3.       OTHER ASSETS (CONTINUED)
         ------------------------
         The other assets at December 31, 1999, consist of patent rights to a jukebox entertainment system. In February, 1999, the Company purchased the patent rights from an unrelated third party in exchange for 2,000,000 shares of common stock and $250,000 due in September, 1999. The purchase agreement was subsequently modified to provide for payment of the $250,000 in monthly installments of $20,000 with the final payment due in December, 2000. As of December 31, 1999, no payments have been made. In a subsequent action in April 2000, the Company canceled the 2,000,000 shares previously issued and is currently renegotiating the purchase agreement. Legal questions have also been raised as to the seller's rights to the patent due to a previous sale.


4.       LINE OF CREDIT
         --------------
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $500,000 line of credit. The line of credit carries interest at 12% per annum, and is due on demand June 1, 2000. The balance at December 31, 1999, and December 31, 1998, was $215,500 and $0, respectively.

5.       RELATED PARTY TRANSACTIONS
         --------------------------
         In May, 1998, the Company issued 100,000 shares of common stock to a separate entity, owned by the directors of the Company, in consideration for the distribution rights to a non-reusable medical syringe. In January 1999, this stock was canceled and the related distribution rights were written off (see Note 3).

         In March 1999, the Company issued an option to purchase 500,000 shares of common stock at $2.50 per share to the President, CEO and Director of the Company. The option expires March 31, 2001 (see Note 8). In March 1999, the Company entered into a consulting agreement with the President. This contract expires in June 2000. Included in operating and administrative expenses for the years ended December 31, 1999 and 1998, are consulting fees paid to the President of $120,500 and $0, repectively.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


5.       RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         In April 1999, the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company. The option expires April 30, 2009 (see Note 8).


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

         The carrying amounts reported in the balance sheets for cash and receivables approximate fair value at December 31, 1999 and 1998.

         The carrying amounts reported in the balance sheets for the other assets approximate fair value at December 31, 1999 and 1998, as the assets were recently purchased at fair market value.

         The carrying amounts reported in the balance sheets for accounts payable approximate fair value at December 31, 1999 and 1998 as the payables mature in less than one year.

         The estimated fair values of the line of credit are not materially different from the carrying values for financial statement purposes at December 31, 1999 and 1998.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


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

         Also in January 1999, the Company declared a forward stock split of 21:1 for the remaining 1,000,000 shares of common stock outstanding, retaining the $0.001 par value.

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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


8.       STOCK OPTIONS
         -------------

         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President, CEO, and Director. The option expires March 31, 2001 (see Note 5). The Company also issued an option to purchase 500,000 shares of common stock at $4.00 a share to a Director. The option expire April 30, 2009 (see Note 5). The Company issued an option to purchase 150,000 shares of common stock at $2.50 per share to an unrelated third party in exchange for consulting services. The options expired unexercised on April 1, 2000. The option price for all stock options exceeded the fair market value of the stock at the grant date; accordingly, no compensation costs have been recognized. The fair market value of the stock options is $0.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
         The Company is involved in a dispute pertaining to the purchase of the patent rights for the jukebox entertainment system. The original purchase provided for payment of $250,000 and issuance of 2,000,000 shares of common stock in exchange for the patent rights. No monies have been paid and in April 2000, the Company canceled the stock that had been previously issued.

         Questions have also arisen as to the seller's legal rights to the patent. The seller has made legal demands for reinstatement of the shares and fulfillment of other conditions. Negotiations are underway and management believes that the matter will be resolved without further legal action.

         The Company is a defendant in an action by a former service provider over services provided and fees due. In the opinion of the Company, amounts accrued at this time for such services are adequate and the ultimate resolutions of this matter will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
    For the Period From Inception (August 1, 1997) Through December 31, 1999


10.      SUBSEQUENT EVENTS
         -----------------
         During April 2000, the Company entered into agreements with unrelated third parties for the provision of content management server side applications and marketing services and leases for office space in Las Vegas and Los Angeles.

         In March 2000, the Company entered into an agreement to merge with E-Media, with the Company being the Surviving Corporation. The merger agreement provided for conversion of 1,000,000 shares of E-Media common stock into 20,000,000 Company shares of $.001 par value common stock. The sole shareholder of E-Media was appointed COO of the Company. The 20,000,000 shares were issued on March 20, 2000, but were not delivered until the final condition of the agreement was met on May 25, 2000.

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

Marilyn G. Haft - Ms. Haft has been the Secretary, Treasurer, Executive Vice President and a Director of the Company since January 1999. From October 1998, she has also been Of Counsel with The Marshall Firm, in New York City, New York. From March 1996 to December 1997, she was a Partner with Look Here Pictures, Inc. in New York. From June 1994 to March 1996, she was General Counsel for Dover Film Finance Group Ltd., a financial services company that provides short-term funding requirements for major film studios, independent film producers and distributors, cable and record companies. In that role, Ms. Haft acted as a liaison with the CEOs and CFOs of film companies, guiding them through the financing structure, and conducted due diligence on all contractual and cash flow aspects of film distribution from theatrical, home video, pay and free television, pay-per view and ancillary rights. She also oversaw all legal issues and documentation for Dover programs..

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

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of the Company


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          =========================================================
          MANAGEMENT
          ==========
The following table sets forth information regarding the shares of the Company's Common Stock, par value $.001, beneficially owned for (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the Company's issued and outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. At December 31, 1999, there were 23,250,000 shares of Common stock outstanding.



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

Dated this 30th day of May, 2000.

                           Digital Video Display Technology Corp.
                           By: /s/ LEE EDMONDSON
                           Lee Edmondson, President