Form 10QSB
period 2000-06-30
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2000-08-18
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended June 30, 2000


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/

Securities registered under Section 12(g) of the Exchange Act:

There are 23,250,000 shares of common stock outstanding as of June 30, 2000. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

                       TABLE  OF  CONTENTS
                       -------------------


PART  I     FINANCIAL  INFORMATION

            ITEM  1     FINANCIAL  STATEMENTS

            ITEM  2     MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL
                        CONDITION

PART  II    OTHER  INFORMATION

            ITEM  6     EXHIBITS  AND  REPORTS  ON  FORMS  8-K

            ITEM  7     SIGNATURES

PART  I     FINANCIAL  INFORMATION

            ITEM  1.    FINANCIAL  STATEMENTS

PART  II    OTHER  INFORMATION

            ITEM  6     EXHIBITS  AND  REPORTS  ON  FORMS  8-K

            (a) The exhibits required by Item 601 of Regulation S-B are attached hereto.

            (b) The  registrant  filed a report on Form  8-KSB on August  11,
                2000, reporting the rescission of the merger agreement between the registrant and eMedia3, Inc., and the change in control of the registrant from Randy Moss to Lee Edmondson, all pursuant to Items 1 and 2 of Form 8-KSB.

ITEM  7     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.



Date                                /s/ LEE EDMONDSON
    -------------------------        ------------------------------------
                                        Lee Edmondson, President and CEO

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE SIX MONTHS

                           AND THE THREE MONTHS ENDED

                                 JUNE 30, 2000,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Accountants' Review Report....................................................2
Balance Sheet.................................................................3
Statements of Operations......................................................4
Statements of Stockholders' Equity............................................5
Statements of Cash Flows......................................................6
Notes to Financial Statements.................................................8
Management Discussion and Analyses...........................................14

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



August 7, 2000

Board of Directors
Digital Video Display Technology Corporation

We have reviewed the accompanying balance sheets of Digital Video Display Technology Corporation (a Company in the development stage) as of June 30, 2000, and the related statements of operations and stockholders' equity for the six months and the three months then ended, and the statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Digital Video Display Technology Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matter described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The Company declined to present a statement of cash flows for the three months ended June 30, 2000. Presentation of such statement summarizing the Company's operating, investing and financing activities is required by generally accepted accounting principles.

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




Mark Bailey & Co., Ltd.
Reno, Nevada


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEET
                                 -------------
                                 June 30, 2000


                                     ASSETS
                                     ------


                                                              June 30, 2000
                                                              -------------

Fixed Assets
------------

Computers                                                        $   65,203
Accumulated depreciation                                             (3,259)
                                                                 ----------
Total fixed assets                                                   61,944
                                                                 ----------

Other Assets
------------

Deposits                                                             14,925
     of $485,260)                                                         -
                                                                 ----------
Total other assets                                                   14,925
                                                                 ----------
Total assets                                                     $   76,869
                                                                 ==========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------


Current Liabilities
-------------------

Accounts payable                                                 $  384,282
Line of credit                                                      494,425
Related party payable                                               217,500
Wages payable                                                       101,842
Accrued expenses                                                     35,424
                                                                 ----------
Total current and total liabilities                               1,233,473
                                                                 ----------

Commitments and Contingencies
-----------------------------

Shareholders' Equity
--------------------

Common stock, $.001 par value, 100,000,000 shares
   authorized, 21,348,000 shares issued and outstanding              21,348
Additional paid-in capital                                          249,287
Deficit accumulated during the development stage                 (1,427,239)
                                                                 ----------
Total shareholders' equity                                       (1,156,604)
                                                                 ----------
Total liabilities and shareholders' equity                       $   76,869
                                                                 ==========


   The Accompanying Notes are an Integral Part of These Financial Statements





                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                            Six                    Three
                                                       Cumulative During               Months Ended            Months Ended
                                                       Development Stage               June 30, 2000           June 30, 2000
                                                       -----------------               -------------           -------------

Revenue
-------

Operating Costs and Expenses
----------------------------
     Consulting                                              $  (581,161)                  $(375,958)              $(300,958)
     Research and development                                   (179,027)                    (20,000)                (20,000)
     Wages                                                      (112,255)                   (112,255)               (112,255)
     Operating and administrative expense                       (594,593)                   (231,500)               (214,905)
     Interest expense                                            (42,260)                    (23,198)                (14,792)
                                                             -----------                   ---------               ---------
        Total operating costs and expenses                    (1,529,055)                   (766,170)               (661,669)

Non-operating Income
--------------------
     Dividend income                                               1,212                         951                     412
     Gain on cancellation of contracts                           100,604                      90,604                  90,604
                                                             -----------                   ---------               ---------

        Total non-operating income                               101,816                      91,555                  91,016



        Net loss                                             $(1,427,239)                  $(674,615)              $(570,653)
                                                             ===========                   =========               =========


        Loss per share                                           (0.0677)                    (0.0317)                (0.0268)
                                                             ===========                   =========               =========


   The Accompanying Notes are an Integral Part of These Financial Statements





                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                            ----------------------------------

          For the Six Months and the Three Months Ended June 30, 2000


                                                                                                     Accumulated
                                                                Common Stock          ADditional    Deficit During
                                                           ----------------------      Paid-in       Development       Total
                                                             Shares        Amount      Capital          Stage          Equity
                                                           --------------------------------------------------------------------

Balance at December 31, 1999                               23,250,000      23,250      193,885          (752,624)      (535,489)

Cancellation of shares in February 2000                    (2,000,000)     (2,000)     (18,000)                -        (20,000)

Net loss for three months ended March 31, 2000                      -           -            -          (103,962)      (103,962)
                                                           ---------------------------------------------------------------------
Balance at March 31, 2000                                  21,250,000      21,250      175,885          (856,586)      (659,451)

Shares issued June 13, 2000                                    98,000          98       73,402                           73,500

Net (loss) for three months ended June 30, 2000                                                         (570,653)      (570,653)
                                                           ---------------------------------------------------------------------
Balance at June 30, 2000                                   21,348,000      21,348      249,287      $ (1,427,239)   $(1,156,604)
                                                           =====================================================================


   The Accompanying Notes are an Integral Part of These Financial Statements.





                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOW
                            -----------------------

          For the Six Months Ended June 30, 2000




                                                                     Cumulative During             Six Months Ended
                                                                     Development Stage              June 30, 2000
                                                                     -----------------             ----------------

Cash Flows from Operating Activities
     Net loss                                                             $ (1,427,239)                  $ (674,615)

     Adjustments to reconcile net loss to net cash used in operating activities

         Amortization and depreciation expense                                  19,759                        3,259
         Gain on write off on capital asset                                    (16,500)                     (16,500)
         Increase in interest receivable                                             -                           11
         Increase in deferred tax asset                                       (485,260)                    (229,369)
         Increase in accounts payable                                          340,145                      133,692
         Increase  in related party payable                                    217,500                      110,000
         Increase in interest payable                                           35,424                       23,198
         Increase in wages payable                                              85,004                       85,004
         Increase in payroll tax payable                                        16,838                       16,838
         Increase in deferred tax valuation allowance                          485,260                      229,369
         Expenses paid by issuance of
            common stock                                                        76,000                       73,500
                                                                          ------------                   ----------
         Net cash used in operating activities                                (653,069)                    (245,613)
                                                                          ------------                   ----------

Cash Flows from Investing Activities
     Deposit paid                                                              (14,925)                     (14,325)
     Purchase of fixed assets                                                  (65,203)                     (65,203)
                                                                          ------------                   ----------
         Net cash used in investing activities                                 (80,128)                     (79,528)
                                                                          ------------                   ----------

Cash Flows from Financing Activities
     Proceeds received from issuance of stock                                  194,635                            -
     Proceeds from bank overdraft                                               44,137                       44,137
     Proceeds received from line of credit                                     494,425                      278,925
                                                                          ------------                   ----------
         Net cash provided by financing activities                             733,197                      323,062
                                                                          ------------                   ----------


         Net increase (decrease) in cash                                             -                       (2,079)

         Cash at December 31, 1999
            and August 1, 1997                                                       -                        2,079
                                                                          ------------                   ----------
         Cash at June 30, 2000                                                     $ -                          $ -
                                                                          ============                   ==========


   The Accompanying Notes are an Integral Part of These Financial Statements


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
           For the Six Months and the Three Months Ended June 30, 2000


SUPPLEMENTARY INFORMATION
In February 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, in exchange for patent rights to Digital Video Display computer technology. In addition, the Company incurred a patent right payable in the amount of $250,000. In February 2000, these shares of common stock and the agreement were canceled.

In June 2000, the Company issued 98,000 shares of common stock, with a fair market value of $73,500, for consulting services.

No amounts were actually paid for either interest or income taxes for the six months ended June 30, 2000.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         The Company was incorporated in the State of Nevada on August 1, 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999, the Company changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. As discussed in Note 3, on April 15, 1999, an unrelated third party extended the Company a line of credit, which is due in March 2001. The Company plans to raise additional capital in the near future through private placements, ranging from $6,000,000 to $8,000,000.

         The preparation of financial statements for the three-month and six-month periods ended June 30, 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2000, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets.

         RENT EXPENSE
         For the six months and the three months ended June 30, 2000, the total rent expense was $30,445 and $29,690, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. Such costs were $20,000 for both the six months and the three months ended June 30, 2000.

         STATEMENT PRESENTATION
         The March 31, 2000, amounts have been reclassified to conform to the June 30, 2000, presentation.

         EARNINGS PER SHARE
         Basic earnings per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

2.       FEDERAL INCOME TAXES
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

2.       FEDERAL INCOME TAXES (CONTINUED)
         provided to reduce the asset to the amount of tax benefit management believes it will realize.

         The following is a schedule of the composition of the provision for income taxes:

                                                        JUNE 30, 2000
                                                        -------------

                 Deferred noncurrent tax asset           $ 485,260
                 Valuation allowance                      (485,260)
                                                          ---------
                 Total provision for income taxes        $      -0-
                                                          ==========


         The net change in the valuation account was $229,369 and $194,022 for the six months and the three months ended June 30, 2000, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards of $674,615 and $570,653 for the six months and the three months ended June 30, 2000. At June 30, 2000, the Company had the following unused net operating losses for regular income tax purposes:


                    EXPIRES               NET OPERATING LOSS
                    -------               ------------------

                      2017                    $     998
                      2018                       34,513
                      2019                      717,313
                      2020                    $ 674,615



3.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $500,000 line of credit. The line of credit carries interest at 12% per annum and is due in March 2001. The balance outstanding at June 30, 2000, was $494,425.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

4.       RELATED PARTY TRANSACTIONS
         In March 1999, the Company issued an option to purchase 500,000 shares of common stock at $2.50 per share to the President, CEO and Director of the Company. The option expires March 31, 2001 (see Note 7). In March 1999, the Company entered into a consulting agreement with the President, and included in operating and administrative expenses for the six months and the three months ended June 30, 2000, are consulting fees paid to the President of $90,000 and $45,000, respectively. The Company has also expensed $40,000 in consulting fees paid to the Chief Operating Officer for the six months and the three months ended June 30, 2000, as well as $37,500 in legal fees paid to a Director of the Company.

         In April 1999, the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company. The option expires April 30, 2009, (see Note 7).

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amounts reported in the balance sheets for accounts payable approximate fair value at June 30, 2000, as the payables mature in less than one year.

         The estimated fair values of the line of credit are not materially different from the carrying values for financial statement purposes at June 30, 2000.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

6.       STOCKHOLDERS' EQUITY
         In February 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for the patent rights to a jukebox entertainment system. In February 2000, the Company canceled the 2,000,000 shares of common stock previously issued for the patent rights.

         In June 2000, the Company issued and delivered 98,000 shares of common stock to an unrelated third party at $0.75 per share, for a total of $73,500. The value of the shares was determined by taking an average of the closing share price, on the (over-the-counter) exchange, over the previous five days per the agreement.


7.       STOCK OPTIONS
         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President, CEO, and Director. The option expires March 31, 2001 (see Note 4). The Company also issued an option to purchase 500,000 shares of common stock at $4.00 a share to a Director. The option expires April 30, 2009 (see Note 4).

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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

 8.      OBLIGATIONS UNDER LEASE
         At June 30, 2000, the Company occupies leased premises in Las Vegas and Los Angeles.
         The following schedule shows future minimum lease payments required for operating leases that have noncancelable lease terms in excess of one year as of June 30, 2000:


                                                        OPERATING
                                                         LEASES
                                                         ------

                    2001                               $  79,144
                    2002                                  81,518
                    2003                                  69,622
                    2004                                     -0-
                    2005                                     -0-
                    Later years                              -0-
                                                       ---------

                    Total minimum lease payments       $ 230,284
                                                       =========

PART 1

ITEM 2    MANAGEMENT  DISCUSSION  AND  ANALYSES
          ======================================

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


Selected  Consolidated  Financial  Data
---------------------------------------

The following historical financial data for the period from inception through June 30, 2000 was derived from the historical consolidated financial statements of Company that have been audited by Mark Bailey & Co., Ltd., Certified Public Accountants and independent auditors (the Financial Statements).


BALANCE SHEET DATA:
------------------

Current Assets                            6-30-00     12-31-99
--------------                          ==========   ==========

Cash                                    $       0   $    2,079
Interest receivable                     $       0   $       11
Fixed assets                            $  61,944   $       -
                                        ----------   ----------
                                        $  61,944   $    2,090
Other Assets
------------
Deposits                                $   14,925   $      600

Other assets (net of accumulated
  Amortization of $21,000 and $16,500)
                                        $        0   $  253,500
                                        ----------    ---------
Total assets                            $  76,869    $  256,190
                                        ==========    =========

Current Liabilities
-------------------
Accounts payable                        $  384,282   $  206,453

Related party payable                   $  217,500   $  107,500

Interest payable                        $        0   $   12,226

Line of credit (Note 4)                 $  494,425   $  215,500

Patent right payable                    $        0   $  250,000

Wages payable                           $  101,842   $        0

Accrued expenses                        $   35,424   $        0

                                        ----------    ---------
Total liabilities                       $1,233,473   $  791,679
                                        ----------    ---------

Total shareholders'
equity                                  $(1,156,604)  $ (535,489)



STATEMENTS OF OPERATIONS DATA:
------------------------------

                            From           Six Mos.        Three Mos.
                        Inception to        Ended          Ended
                          June 30,         June 30,        June 30,
                            2000             2000          2000
                       -------------      ---------       -----------

Revenue                  $         -      $       -        $        -
-------
Costs and Expenses
------------------
Operating and
Administrative expense    (1,467,036)      (739,713)         (648,118)

Amortization expense         (19,759)        (3,259)            1,241

Interest Expense             (42,260)       (23,198)          (14,792)
                         -----------     ----------       ------------
Total Operating cost      (1,529,055)      (766,170)         (661,669)
And expenses

Non Operating Income         101,816         91,555            91,016
                         -----------     ----------       ------------

Net Loss                 $(1,427,239)     $(674,615)      $  (570,653)
                         ===========     ==========       ============

Loss per share           $   (0.0677)     $ (0.0317)      $   (0.0268)
                         ===========     ==========       ============

Results  of  Operations
-----------------------

Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has an accumulated deficit of $1,427,239 through June 30, 2000. The Company's cash decreased from $2,079 at December 31, 1999 to $0 at June 30, 2000.

Three Months Ended June 30, 2000 Compared to Three Months Ended
June 30, 1999

The Company has not yet realized any revenue from its business operations. Operating and administrative expenses from inception to the six months ended June 30, 2000 were $1,467,036, and represent the majority of the Company's net loss to date.

Net cash provided by financing activities increased from $215,500 for the six months ended June 30, 1999 to $494,425 for the period ended June 30, 2000, as a result of proceeds in the amount of $278,925 received from Line of Credit.

The Company's net loss for the period from inception to June 30, 2000 was a deficit of $1,427,239, or a deficit of $.0677 per share, based on 23,250,000 weighted average shares outstanding at June 30, 2000. Since there have been no revenues realized since inception, no comparison of net loss is made.


Liquidity  and  Capital  Resources
----------------------------------

Due to the infant stage of its operations, substantial ongoing investment in software development, and expenditures required to build the appropriate infrastructure to support expected future growth, The Company has been substantially dependent on private placements of its equity securities and a bank line of credit to fund its cash requirements.

Net cash used in operating activities increased $245,613 for the six month period ending June 30,200 to $653,069 for the period from inception to June 30, 2000.

As of June 30, 2000, the Company had total assets of $76,869 and total liabilities of $1,233,473.