Form 10QSB
period 2000-09-30
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2000-11-13
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended September 30, 2000


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

There are 23,250,000 shares of common stock outstanding as of September 30, 2000. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

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

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE NINE MONTHS

                           AND THE THREE MONTHS ENDED

                               SEPTEMBER 30, 2000,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Accountants' Review Report.....................................................2
Balance Sheet..................................................................3
Statements of Operations.......................................................4
Statements of Stockholders' Equity.............................................5
Statements of Cash Flows.......................................................6
Notes to Financial Statements..................................................8

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



November 7, 2000

Board of Directors
Digital Video Display Technology Corporation

We have reviewed the accompanying balance sheet of Digital Video Display Technology Corporation (a Company in the development stage) as of September 30, 2000, and the related statements of operations and stockholders' equity for the nine months and the three months then ended, and the statements of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Digital Video Display Technology Corporation.

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

The Company declined to present a statement of cash flows for the three months ended June 30, 2000. Presentation of such a statement summarizing the Company's operating, investing and financing activities is required by generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




Mark Bailey & Co., Ltd.
Reno, Nevada

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEET
                               September 30, 2000



                               ASSETS


                                                             September 30, 2000
                                                             ------------------

Fixed Assets
------------
Computers                                                             $ 65,203

Accumulated depreciation                                                (6,713)
                                                          ---------------------

Total fixed assets                                                      58,490
                                                          ---------------------

Other Assets
------------
Deposits                                                                   600
Deferred tax asset (net of valuation allowance
     of $568,352)                                                            -
                                                          ---------------------

Total other assets                                                         600
                                                          ---------------------

Total assets                                                          $ 59,090
                                                          =====================


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit                                                       $ 494,425
Accounts payable                                                       462,188
Related party payable                                                  302,888
Wages payable                                                          122,314
Accrued expenses                                                        50,379
Overdraft payable                                                       27,887
                                                          ---------------------

Total current and total liabilities                                  1,460,081
                                                          ---------------------


Commitments and Contingencies

Shareholders' Equity
Common stock, $.001 par value, 100,000,000 shares
authorized, 21,348,000 shares issued and outstanding                    21,348
Additional paid-in capital                                             249,287
Deficit accumulated during the development stage                    (1,671,626)
                                                          ---------------------

Total shareholders' equity                                          (1,400,991)
                                                          ---------------------


Total liabilities and shareholders' equity                         $    59,090
                                                          =====================


The Accompanying Notes are an Integral Part of These Financial Statements.


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
       For the Nine Months and the Three Months Ended September 30, 2000



                                                            Nine                 Three               Three
                                Cumulative During       Months Ended         Months Ended         Months Ended       Cumulative
                                Development Stage     September 30, 2000   September 30, 2000   March 31, 2000     until 12/31/99
                                 -----------------------------------------------------------------------------------------------
Revenue                              $          -          $        -          $       -          $       -         $         -
-------

Operating Costs and Expenses
----------------------------
    Consulting                           (611,161)           (405,958)           (30,000)            (75,000)         (205,203)
    Research and development             (179,027)            (20,000)                 -                   -          (159,027)
    Legal and Accounting                 (177,346)           (177,346)          (121,975)            (10,000)
    Wages                                (157,365)           (157,365)           (28,272)                  -                 -
    Operating and administrative expense (568,115)           (205,022)           (45,730)             (6,595)         (363,093)
    Depreciation and amortization expense (23,213)             (6,713)            (3,454)             (4,500)          (16,500)
    Interest expense                      (57,215)            (38,153)           (14,955)             (8,406)          (19,062)
                                 -----------------   -----------------  -----------------   -----------------      ------------
      Total operating costs and expense(1,773,442)         (1,010,557)          (244,386)           (104,501)         (762,885)

Non-operating Income
--------------------
    Dividend income                         1,212                 951                  -                 539               261
    Gain on cancellation of contracts     100,604              90,604                  -                   -            10,000
                                 -----------------   -----------------  -----------------   -----------------      ------------

      Total non-operating income          101,816              91,555                  -                 539            10,261



      Net loss                       $ (1,671,627)         $ (919,003)         $(244,386)         $ (103,962)       $ (752,624)
                                 =================   =================  =================   =================      ============


      Loss per share                      (0.0792)            (0.0432)           (0.0114)            (0.0045)          (0.0328)
                                 =================   =================  =================   =================      ============



The Accompanying Notes are an Integral Part of These Financial Statements.


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
       For the nine Months and the Three Months Ended September 30, 2000




                                                                                                Accumulated
                                                       Common Stock            Additional     Deficit During
                                                       -------------            Paid-in         Development          Total
                                                     Shares        Amount       Capital            Stage            Equity
                                                --------------------------------------------------------------------------------

Balance at December 31, 1999                         23,250,000      23,250         193,885           (752,624)        (535,489)

Cancellation of shares in February 2000              (2,000,000)     (2,000)        (18,000)                 -          (20,000)

Net loss                                                      -           -               -           (103,962)        (103,962)
                                                --------------------------------------------------------------------------------


Balance at March 31, 2000                            21,250,000      21,250         175,885           (856,586)        (659,451)

Shares issued June 13, 2000                              98,000          98          73,402                              73,500

Net loss                                                                                              (570,654)        (570,654)
                                                --------------------------------------------------------------------------------


Balance at June 30, 2000                             21,348,000      21,348         249,287       $ (1,427,240)     $(1,156,605)

Net loss                                                                                              (244,386)        (244,386)
                                                --------------------------------------------------------------------------------

Balance at September 30, 2000                        21,348,000      21,348         249,287         (1,671,626)     $(1,400,991)
                                                ================================================================================




The Accompanying Notes are an Integral Part of These Financial Statements.



                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000



                                                       Cumulative During           Nine Months Ended              Year Ended
                                                       Development Stage          September 30, 2000           December 31, 1999
                                                    -----------------------------------------------------  -------------------------
Cash Flows from Operating Activities
     Net loss                                            $ (1,671,626)                 $ (919,002)                $ (717,113)

     Adjustments to reconcile net loss to net cash used in operating activities

        Amortization and depreciation expense                  23,213                       6,713                     16,500
        Gain on write off on capital asset and                                                                             -
           related debt                                       (16,500)                    (16,500)
        Increase in interest receivable                             -                          11                        (11)
        Increase in deferred tax asset                       (568,352)                   (312,461)                  (243,818)
        Increase in accounts payable                          462,188                     255,735                    181,453
        Increase  in related party payable                    302,888                     195,388                    107,500
        Increase in interest payable                           50,379                      38,153                     12,226
        Increase in wages payable                             101,788                     101,788                          -
        Increase in payroll tax payable                        20,526                      20,526                          -
        Increase in deferred tax valuation allowance          568,352                     312,461                    243,818
        Deposits used for expenses                             14,325                      14,325                          -
        Expenses paid by issuance of
           common stock                                        76,000                      73,500                      2,500
                                                     -----------------   -------------------------  -------------------------

        Net cash used in operating activities                (636,819)                   (229,363)                  (406,945)
                                                     -----------------   -------------------------  -------------------------

Cash Flows from Investing Activities
     Deposit paid                                             (14,925)                    (14,325)                      (600)
     Purchase of fixed assets                                 (65,203)                    (65,203)                         -
                                                     -----------------   -------------------------  -------------------------

        Net cash used in investing activities                 (80,128)                    (79,528)                      (600)
                                                     -----------------   -------------------------  -------------------------

Cash Flows from Financing Activities
     Proceeds received from issuance of stock                 194,635                           -                          -
     Proceeds from bank overdraft                              27,887                      27,887                          -
     Proceeds received from line of credit                    494,425                     278,925                    215,500
                                                     -----------------   -------------------------  -------------------------

        Net cash provided by financing activities             716,947                     306,812                    220,365
                                                     -----------------   -------------------------  -------------------------


        Net increase (decrease) in cash                             -                      (2,079)                  (187,180)

        Cash at December 31, 1999
           and August 1, 1997                                       -                       2,079                    189,259
                                                     -----------------   -------------------------  -------------------------

        Cash at September 30, 2000                                $ -                         $ -                    $ 2,079
                                                     =================   =========================  =========================



The Accompanying Notes are an Integral Part of These Financial Statements



                 DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
        For the Nine Months and the Three Months Ended September 30, 2000




SUPPLEMENTARY INFORMATION
In February 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, in exchange for patent rights to Digital Video Display computer technology. In addition, the Company incurred a patent right payable in the amount of $250,000. In February 2000, these shares of common stock and the agreement were cancelled.

In June 2000, the Company issued 98,000 shares of common stock, with a fair market value of $73,500, for consulting services.

No amounts were actually paid for either interest or income taxes for the nine months ended September 30, 2000.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



1        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         The Company was incorporated in the State of Nevada on August 1, 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999, the Company changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

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

         The preparation of financial statements for the three-month and nine-month periods ended September 30, 2000, have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2000, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets.

         RENT EXPENSE
         For the nine months and the three months ended September 30, 2000, the total rent expense was $51,670 and $21,225, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. Such costs were $20,000 and $0 for the nine months and the three months ended September 30, 2000.

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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



2.       FEDERAL INCOME TAXES (CONTINUED)
         The following is a schedule of the composition of the provision for income taxes:

                                                             September 30, 2000
                                                             ------------------

                 Deferred noncurrent tax asset                      $568,352
                 Valuation allowance                                (568,352)
                                                                    ---------
                 Total provision for income taxes                   $     -0-
                                                                    =========

         The net change in the valuation account was $312,461 and $83,092 for the nine months and the three months ended September 30, 2000, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards of $919,002 and $244,386 for the nine months and the three months ended September 30, 2000. At September 30, 2000, the Company had the following unused net operating losses for regular income tax purposes:

                              EXPIRES                   NET OPERATING LOSS
                              -------                   ------------------
                                2017                       $  998
                                2018                       34,513
                                2019                      717,313
                                2020                    $ 919,002

3.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $500,000 line of credit. The line of credit carries interest at 12% per annum and is due in March 2001. The balance outstanding at September 30, 2000, was $494,425.

4.       RELATED PARTY TRANSACTIONS
         In March 1999, the Company issued an option to purchase 500,000 shares of common stock at $2.50 per share to the President, CEO and Director of the Company. The option

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



4.       RELATED PARTY TRANSACTIONS (CONTINUED)
         expires March 31, 2001 (see Note 7). In March 1999, the Company entered into a consulting agreement with the President. Included in operating and administrative expenses for the three months and nine months ended September 30, 2000, are consulting fees and reimbursable expenses paid and payable of $1,626 and $91,626, respectively. As of July, 2000, the President and CEO resigned from the company. At that time the stock options were cancelled.

         The Company has expensed $76,615 and $36,615 in consulting fees and reimbursable expenses paid to the Chief Operating Officer, a Director of the Company, for the nine months and the three months ended September 30, 2000, respectively. The company also expensed $84,647 and $47,147 in legal fees paid and payable to a Director of the Company for the nine months and the three months ended September 30, 2000, respectively.

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

         The carrying amounts reported in the balance sheets for accounts payable approximate fair value at September 30, 2000, as the payables mature in less than one year.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



5.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
         The estimated fair values of the line of credit are not materially different from the carrying values for financial statement purposes at September 30, 2000.

6.       STOCKHOLDERS' EQUITY
         In February 1999, the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000 for the patent rights to a jukebox entertainment system. In February 2000, the Company cancelled the 2,000,000 shares of common stock previously issued for the patent rights.

         In June 2000, the Company issued and delivered 98,000 shares of common stock to an unrelated third party at $0.75 per share, for a total of $73,500. The value of the shares was determined by taking an average of the closing share price, on the (over-the-counter) exchange, over the previous five days per the agreement.

7.       STOCK OPTIONS
         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President and CEO. The option was originally set to expire March 31, 2001, but was cancelled in July when the President and CEO resigned (see Note 4). The Company also issued an option to purchase 500,000 shares of common stock at $4.00 per share, to a Director. The option expires April 30, 2009 (see Note 4).

         The Company issued an option to purchase 150,000 shares of common stock at $2.50 per share to an unrelated third party in exchange for consulting services. The options expired unexercised on April 1, 2000. The option price for all stock options exceeded the fair market value of the stock at the grant date; accordingly, no compensation costs have been recognized. The are not marketable.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000



7.       STOCK OPTIONS (CONTINUED)
         In March and April 2000, the Company entered into several employment agreements that include stock options for certain directors and employees. These options have been granted at $5.00 per share of the Company's common stock and will become exercisable at specific times according to a plan to be created by the Compensation Committee.

PART 1   FINANCIAL INFORMATION

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


Selected  Consolidated  Financial  Data
---------------------------------------

The following historical financial data for the period from inception through September 30, 2000 was derived from the historical consolidated financial statements of Company that have been audited by Mark Bailey & Co., Ltd., Certified Public Accountants and independent auditors (the Financial Statements).





BALANCE SHEET DATA:
------------------

Current Assets                            9-30-00     12-31-99
--------------                          ==========   ==========


Cash                                    $       0   $    2,079
Interest receivable                     $       0   $       11
Fixed assets                            $  58,490   $       -
                                        ----------   ----------
                                        $  58,490   $    2,090
Other Assets
------------
Deposits                                $     600   $      600

Other assets (net of accumulated
  Amortization of $21,000 and $16,500)
                                        $        0   $  253,500
                                        ----------    ---------
Total assets                            $  59,090    $  256,190
                                        ==========    =========

Current Liabilities
-------------------
Accounts payable                        $  462,188   $  206,453

Related party payable                   $  302,888   $  107,500

Interest payable                        $        0   $   12,226

Line of credit                          $  494,425   $  215,500

Overdraft payable                       $   27,887   $        0

Wages payable                           $  122,314   $        0

Accrued expenses                        $   50,379   $        0

Patient right payable                   $        0   $  250,000

                                        ----------    ---------
Total liabilities                       $1,460,081   $  791,679
                                        ----------    ---------

Total shareholders'
equity                                  $(1,400,991)  $ (535,489)

STATEMENTS OF OPERATIONS DATA:
------------------------------

                            From           Nine Mos.        Three Mos.
                        Inception to        Ended          Ended
                          Sept 30,         Sept 30,        Sept 30,
                            2000             2000          2000
                       -------------      ---------       -----------


Revenue                  $         -      $       -        $        -
-------
Costs and Expenses
------------------
Operating and
Administrative expense    (1,693,014)      (965,691)         (225,977)

Amortization expense         (23,213)        (6,713)           (3,454)

Interest Expense             (57,215)       (38,153)          (14,955)
                         -----------     ----------       ------------
Total Operating cost      (1,773,442)    (1,010,557)         (244,386)
And expenses

Non Operating Income         101,816         91,555                 -
                         -----------     ----------       ------------

Net Loss                 $(1,671,627)     $(919,003)      $  (244,386)
                         ===========     ==========       ============

Loss per share           $   (0.0792)     $ (0.0432)      $   (0.0114)
                         ===========     ==========       ============


Results  of  Operations
-----------------------

Limited Operating History; Accumulated Deficit; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has an accumulated deficit of $1,671,627 through September 30, 2000. The Company's cash decreased from $2,079 at December 31, 1999 to $0 at September 30, 2000.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company has not yet realized any revenue from its business operations. Operating and administrative expenses from inception to the nine months ended September 30, 2000 were $1,773,442, and represent the majority of the Company's net loss to date.

Net cash provided by financing activities increased from $215,500 for the nine months ended September 30, 1999 to $494,425 for the period ended September 30, 2000, as a result of proceeds in the amount of $278,925 received from Line of Credit.

The Company's net loss for the period from inception to September 30, 2000 was a deficit of $1,671,627, or a deficit of $.0792 per share, based on 21,348,000 weighted average shares outstanding at September 30, 2000. Since there have been no revenues realized since inception, no comparison of net loss is made.


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

Net cash used in operating activities increased $229,363 for the nine month period ending September 30,200 to $636,819 for the period from inception to September 30, 2000.

As of September 30, 2000, the Company had total assets of $59,090 and total liabilities of $1,460,081.



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


                                    DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.



Date:  November 10, 2000                 /s/ R.A. Moss
    -------------------------        ------------------------------------
                                       R.A. Moss, Chief Operating Officer