Form 10KSB
period 2000-12-31
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2001-04-17
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000.

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

There are 23,250,000 shares of common stock outstanding as of December 31, 2000. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On March 30, 2001, the aggregate market value was $ .15

                       TABLE  OF  CONTENTS
                       -------------------

              Part  I

Item  1     Description of Business.........................................2


Item  2     Description of Property.........................................6

Item  3     Legal Proceedings...............................................6


              Part  II

Item  4     Market for Common Equity and Related Stockholder Matters........6


Item  5     Management's Discussion and Analysis of Plan of Operations......6


Item  6     Financial Statements............................................6


Item  7     Changes in and Disagreement with Accountants on Accounting and Financial Disclosure........................................6



              Part  III

Item  8     Directors, Executive Officers, Promoters and Control Persons;...7



Item 9     Security Ownership of Certain Beneficial Owners and
            Management......................................................9


           Signature Page...................................................10


           Audit Report.....................................................F-1

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



BUSINESS OVERVIEW


Digital Video Display Technologies Corporation ("DVDT") is a New Media company providing specialized content-(high-resolution digital video music and audio, interactive media, sports content, etc.) on-demand. The company is utilizing digital technology to revolutionize the delivery of merchandise to the consumer
- providing a multimedia, interactive entertainment experience for a consumer in the digital age.

Our Company engages in the following primary area of business activity, which is discussed more fully in the section called "Business-General" below:

o The design, manufacture, and distribution of location-based Interactive Video Music/Merchandising Centers (Video Jukeboxes)
o    The  creation   and   acquisition   of  original   and  unique   electronic
     entertainment content
o    The research, development and utilization of New Media technologies

BUSINESS-GENERAL

Using content-on-demand digital technology, we have focused our business operations on four distinct markets:

1) VIDEO JUKEBOXES

DVDT's core business is the design, manufacture, distribution and sale of its Interactive Video Music/Merchandising Centers (Video Jukeboxes) to provide CONTENT-ON-DEMAND to bars, restaurants and other entertainment establishments. Utilizing advanced multi-stream advertising and remote digital video server technologies, DVDT's Video Jukeboxes deliver DVD quality music videos, advertising, specialty promotional merchandise, interactive consumer communications and e-commerce capabilities via a remote high-speed DSL/Server network. Simply stated, not only can patrons purchase music selections, Video Jukeboxes actually enable customers to buy products and services as they would on the Internet.

The company's centralized server controls and provides these remote location based units with interactive content, merchandising, advertising and promotions for the consumer. DVDT's server side technology allows us to customize the content at a given venue on the fly from remote server locations based on a given audience's demographics. At the same time, our technology allows advertisers to tailor their messages quickly and easily based on the same audience's characteristics. The speed and ease with which delivered content can be refined is one of the Video Jukebox's greatest strengths.


REVENUE COMPONENTS

We project our revenues will be derived from three primary sources, in the following percentages:

1) Manufacture and Sale of Units (43%)
2) Advertising, Merchandising (E-Commerce), and promotions (56%)
3) Specialty Programming (1%).


BUSINESS TRANSACTIONS AND ACTIVITIES

The Company has established various business relationships which it feels will help further its business plans and objectives. These include:

o Investigating potential acquisitions of several rapidly growing companies developing vertical technologies.
o Negotiating for the licensed use of video content from the big six record companies associated with the jukebox industry. This agreement will be expanded to include the pay-for-use (purchase) video retail market.


PLANNED FUTURE EXPANSION

MARKET PENETRATION
It is estimated that by the end of 2002 DVDT will have 30-50,000 Video Jukeboxes in place for distributors. These are replacements for the approximately 350,000 location based Jukeboxes, of which DVDT plans to have 10-15% of the locations in three years. The motivation for these replacements will be the significantly higher revenue generated through advertising revenue and merchandising of video jukeboxes.


SERVICE  AND  SUPPORT
---------------------
The DVD Jukebox System will be sold with a content, service, maintenance, and management contract which will be subcontracted to an independent third party. Company has been verbally negotiating with several large, well-established independent service organizations which offer seven-day a week, 24-hour a day maintenance and service. Company feels service will be a primary concern to location owners who have installed or are contemplating installing a jukebox.

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

MARKETING PLAN
--------------
Company intends to aggressively market the superior technology of the DVD Jukebox System. Its initial goal is to replace approximately 10%-15% of the 350,000 conventional jukeboxes located primarily in bars and restaurants with the DVD Juke System within the next 3 years, as more fully described below. Company believes it can accomplish this goal by forming business relationships with the top distributors in the jukebox industry by offering a unique split of the coin drop revenues generated by the DVD Jukebox System, thereby enhancing the total revenue generated by its partners within the industry. However, Company has not yet formed any such business relationships. Company will also attempt to expand the market for the DVD Jukebox System beyond bars and restaurants to fast food restaurants, colleges, shopping centers, etc.

The incentives provided to distributors for forging such relationships will be
(i) significant new revenue potential from their distribution network, (ii) exclusive territorial boundaries granted by Company, thereby ensuring maximum penetration of the new product, (iii) long-term access to new video products and
(iv) access to the entertainment, e-commerce business. In addition, Company has addressed the problems of the industry as follows:

- By providing video, the cost per play can be increased to two selections for $1.00, thereby increasing the pay-for-play revenue


- The industry will have a state-of-the-art product for their locations that is revenue generating, versus subscription or cost

- The distributors will have a product that they can expand into many new channels of distribution, such as hotels, malls, fast

Company intends to work closely with its distributors in marketing the DVD Jukebox System to the bars and restaurants that commonly have jukeboxes.


MANUFACTURING  AND  DISTRIBUTION
--------------------------------
Company has established business relationships with some distributors in the jukebox industry and has verbal agreements with certain distributors and written agreements with additional distributors to market the DVD Jukebox System to the locations that they service.


PATENTS  AND  COPYRIGHT  PROTECTION
-----------------------------------
Company has also developed additional technology of its own which is utilized in the DVD Jukebox System, and continues to develop technology to further enhance the DVD Jukebox System. The software comprising the DVD Jukebox System will be covered by appropriate patent protection and copyright registration.


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

ITEM  2.  DESCRIPTION  OF  PROPERTY
          =========================
The Company owns no property.


ITEM  3.     LEGAL  PROCEEDINGS
             ==================
Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

The Company is a defendant in an action by a former employee regarding his employment contract. The Company intends to defend this suit vigorously and expects a positive outcome.


            PART II
            =======


Item  4     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
            ========================================================

The Company's shares of Common Stock are traded on the OTC Bulletin Board. The High/Low bid quotations for the period ending December 31, 1999, was $.05/$.03.



ITEM  5.  MANAGEMENT  DISCUSSION  AND  ANALYSES
          ======================================

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


ITEM  6.     FINANCIAL  STATEMENTS
             =====================

The audited financial statements for the twelve-month period ended December 31, 2000, prepared by Mark Bailey & Co. Ltd., and expressed in U.S. Dollars, immediately follow.


ITEM  7.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
             ==================================================

The Company has not had any changes in or disagreements with Accountants since inception.

          PART III
          ========

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
          ==================================================================

The following table sets forth the names, ages and positions of the Directors and Executive Officers of the Company:

Name and Address                 Age           Position(s) Held (1)
----------------                 ---           --------------------
R. A. Moss                                     Chief Operating Officer
590 Madison Avenue
New York, NY 10022

Marilyn G. Haft                   56            Secretary, Treasurer,
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

BACKGROUND  OF  OFFICERS  AND  DIRECTORS
----------------------------------------

R. A. Moss - Chief Operations Officer

R. A. Moss is the founder of Aspyre Internet Group. An expert in Internet technology, design and marketing.


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

ITEM  9.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ==============================================================

The following table sets forth information regarding the shares of the Company's Common Stock, par value $.001, beneficially owned for (i) each stockholder known by the Company to be the beneficial owner of 5% or more of the Company's issued and outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. At December 31, 2000, there were 23,250,000 shares of Common stock outstanding.


                                                 Amount &
                                                 Nature of
                                     Title       Beneficial      Percent of
Name and address                    Of Class     Ownership         Class
-----------------                  ----------   -----------      ----------

Marilyn G. Haft                   Common Stock      500,000(1)        2%
111 West 40th Street,
11th Floor
New York, NY 10018

All officers and directors
as a group                                          500,000           2%

--------------------------
(1) Includes stock options to purchase up to 500,000 shares of common stock at $4.00 per share until April 30, 2009.

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

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                        DIGITAL VIDEO DISPLAY TECHNOLOGIES, INC.


Dated:  April 17, 2001                  By:/s/R.A. MOSS
                                           ----------------------------------
                                           R.A. Moss, Chief Executive Officer

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                        DECEMBER 31, 2000, 1999, AND 1998

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report on the Financial Statements..................F-2
Balance Sheets............................................................F-4
Statements of Operations..................................................F-5
Statements of Changes in Stockholders' Equity.............................F-6
Statements of Cash Flows..................................................F-7
Notes to Financial Statements.............................................F-9

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

March 15, 2001

Board of Directors
Digital Video Display Technology Corporation

We have audited the accompanying balance sheets of Digital Video Display Technology Corporation (a Company in the development stage) as of December 31, 2000, and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Video Display Technology Corporation (a Company in the development stage), as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States.

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

As more fully described in Note 1, subsequent to the issuance of the company's December 31, 1999, financial statements and our report thereon dated May 31, 2000, we became aware that those financial statements did not reflect the issuance of the line of credit to pay for expenses. In our original report we expressed an unqualified opinion on the December 31, 1999, financial statements, and our opinion on the revised statements, as expressed herein remains unqualified.




Mark Bailey & Co., Ltd.
Reno, Nevada



                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                     ASSETS
                                                                    DECEMBER 31, 2000            DECEMBER 31, 1999
                                                                    -----------------            -----------------
CURRENT ASSETS
    Cash                                                            $               -            $           2,079
    Interest receivable                                                             -                           11
                                                                    -----------------            -----------------
        Total current assets                                                        -                        2,090
                                                                    -----------------            -----------------

FIXED ASSETS
    Ofice equipment                                                            65,203                            -
    Accumulated depreciation                                                   (5,562)                           -
                                                                    -----------------            -----------------
        Total fixed assets                                                     59,641                            -
                                                                    -----------------            -----------------

OTHER ASSETS
    Deposits                                                                      600                          600
    Other assets (net of accumulated amortization of
        $0 and $16,500 )                                                            -                      253,500
    Deferred tax assets (net of valuation allowance
        of $726,818 and $255,891)                                                   -                            -
                                                                    -----------------            -----------------
        Total assets                                                $          60,241            $         256,190
                                                                    =================            =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $         568,014                    $ 206,453
    Bank overdraft payable                                                     27,887                            -
    Related party payable                                                     362,500                      107,500
    Interest payable                                                           91,713                       16,706
    Accrued expenses                                                           98,009                            -
    Line of credit                                                            704,581                      290,700
    Patent right payable                                                            -                      250,000
                                                                    -----------------            -----------------
        Total current and total liabilities                                 1,852,704                      871,359
                                                                    -----------------            -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, $.001 par value, 100,000,000 shares
        authorized, 21,423,000 and 23,250,000 shares issued
        and outstanding in 2000 and 1999, respectively                         21,423                       23,250
    Additional paid-in-capital                                                323,815                      193,885
    Deficit accumulated during the development stage
        including 1999 net loss as restated                                (2,137,701)                    (832,304)
                                                                    -----------------            -----------------
        Total stockholders' equity                                         (1,792,463)                    (615,169)
                                                                    -----------------            -----------------
        Total liabilities and stockholders' equity                  $          60,241            $         256,190
                                                                    =================            =================


The Accompanying Notes are an Integral Part of These Financial Statements



                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 2000, 1999, and 1998



                                           CUMULATIVE DURING        YEAR ENDED            YEAR ENDED               YEAR ENDED
                                           DEVELOPMENT STAGE      DECEMBER 31,2000      DECEMBER 31,1999         DECEMBER 31,1998
                                           -----------------      ----------------      ----------------         ----------------
REVENUE

OPERATING COSTS AND EXPENSES
    Operating and administrative expenses
       (as restated for 1999 and 1998)      $ (2,118,906)           $ (1,316,383)          $ (767,012)             $ (34,513)
    Depreciation expense                          (5,562)                 (5,562)                   -                      -
    Amortization expense                         (16,500)                      -              (16,500)                     -
                                            -------------           -------------          -----------             ----------
       Total operating costs and expenses     (2,140,968)             (1,321,945)            (783,512)               (34,513)

NON-OPERATING INCOME
    Dividend income                                1,212                     951                  261                      -
    Gain on cancellation of contracts             90,604                  90,604                    -                      -
    Gain on cancellation of stock                 10,000                       -               10,000                      -
                                            -------------           -------------          -----------             ----------
       Total non-operating income                101,816                  91,555               10,261                      -

INTEREST EXPENSE (1999 as restated)              (98,549)                (75,007)             (23,542)                     -
                                            -------------           -------------          -----------             -----------


       Net loss (1999 and
       1998 as restated)                    $ (2,137,701)           $ (1,305,397)          $ (796,793)             $ (34,513)
                                            =============           =============          ============            ===========

       Loss per share (1999 and
       1998 as restated)                    $    (0.1011)           $    (0.0611)          $  (0.0347)             $ (0.0009)
                                            =============           =============          ============            ===========



The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 2000, 1999, and 1998


                                                                                            ACCUMULATED
                                                                              ADDITIONAL   DEFICIT DURING
                                                            COMMON STOCK       PAID-IN      DEVELOPMENT      TOTAL
                                                         SHARES     AMOUNT     CAPITAL         STAGE         EQUITY
Issuance of shares to Company's officers and
    directors for cash in August 1997
    at $.01 per share                                  1,000,000  $  1,000   $   9,000   $          -   $     10,000

Net loss                                                       -         -           -           (998)          (998)
                                                      ----------  --------   ---------   ------------   ------------

Balance at December 31, 1997                           1,000,000     1,000       9,000           (998)         9,002

Issuance of shares for cash from an offering in
    April 1998 at $.20 per share (less offering
    costs of $5,365)                                   1,000,000     1,000     193,635              -        194,635

Issuance of shares to a related company for
    distribution rights, valued at the fair market
    value of the shares issued, in May 1998 at $.20
    per share                                            100,000       100      19,900              -         20,000

Net loss (as restated )                                        -         -           -        (34,513)       (34,513)
                                                      ----------  --------   ---------   ------------   ------------

Balance at December 31, 1998                           2,100,000     2,100     222,535        (35,511)       189,124

Cancellation of the stock issued to the officers,
    directors, and the related company in
    January 1999                                      (1,100,000)   (1,100)    (28,900)                      (30,000)

Stock split of 21:1 for the outstanding stock,
    retaining original par value, in January 1999     20,000,000    20,000     (20,000)             -              -

Issuance of shares for patent rights, valued at
    the fair market value of the shares issued, in
    February 1999 at $.01 per share                    2,000,000     2,000      18,000              -         20,000

Issuance of shares for consulting services, valued
    at the fair market value of the services
    received, in July 1999 at $.01 per share             250,000       250       2,250                         2,500

Net loss  (as restated)                                        -         -           -       (796,793)      (796,793)
                                                      ----------  --------   ---------   ------------   ------------

Balance at December 31, 1999                          23,250,000    23,250     193,885       (832,304)      (615,169)

Issuance of shares for consulting services, valued
    at the fair market value of the services
    received in January 2000                              75,000        75      74,528                        74,603

Cancellation of shares issued for the patent rights
    in February 2000                                  (2,000,000)   (2,000)    (18,000)                      (20,000)

Issuance of shares for consulting services, valued
    at the fair market value of the services
    received in July 2000                                 98,000        98      73,402                        73,500

Net loss                                                                                   (1,305,397)    (1,305,397)
                                                      ----------  --------   ---------   ------------   ------------

Balance at December 31, 2000                          21,423,000  $ 21,423   $ 323,815   $ (2,137,701)  $ (1,792,463)
                                                      ==========  ========   =========   ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999, and 1998

                                                    CUMULATIVE DURING       YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                    DEVELOPMENT STAGE    DECEMBER 31,2000    DECEMBER 31,1999     DECEMBER 31,1998

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss (1999 and 1998 as restated)               $ (2,137,701)        $ (1,305,397)         $ (796,793)         $ (34,513)

    Adjustments to reconcile net loss to net cash used in operating activities

       Depreciation expense                                   5,562                5,562
       Amortization expense                                  16,500                    -              16,500                  -
       Gain on cancellation of amortization                 (16,500)             (16,500)
       Gain from cancellation of common stock               (10,000)                   -             (10,000)                 -
       (Increase) decrease in interest receivable                 -                   11                 (11)                 -
       Increase in deferred tax asset                      (726,818)            (470,927)           (243,818)           (11,733)
       Increase in accounts payable                         559,656              353,203             181,453             25,000
       Increase in related party payable                    362,500              255,000             107,500                  -
       Increase in interest payable (1999 as restated)       91,713               75,007              16,706                  -
       Increase in deferred tax valuation allowance         726,818              470,927             243,818             11,733
       Increase in accrued expenses                          98,009               98,009                   -                  -
       Expenses paid by issuance of
         common stock                                       150,603              148,103               2,500                  -
                                                       ------------         ------------          ----------          ---------
       Net cash used in operating activities               (879,658)            (387,002)           (482,145)            (9,513)
                                                       ------------         ------------          ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Increase in deposits                                    (600)                   -                (600)                 -
       Purchase of capital assets                           (56,845)             (56,845)
                                                       ------------         ------------          ----------          ---------
       Net cash used in investing activities                (57,445)             (56,845)               (600)                 -
                                                       ------------         ------------          ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds received from issuance of stock                204,635                    -                   -            194,635
    Deferred offering costs                                       -                    -                   -              4,865
    Proceeds received from bank overdraft                    27,887               27,887                   -
    Proceeds received from line of credit (1999
         as restated)                                       704,581              413,881             290,700                  -
                                                       ------------         ------------          ----------          ---------
       Net cash provided by financing activities            937,103              441,768             290,700            199,500
                                                       ------------         ------------          ----------          ---------

       Net increase (decrease) in cash                            -               (2,079)           (192,045)           189,987

       Cash at December 31, 1999, 1998 and 1997                   -                2,079             194,124              4,137
                                                       ------------         ------------          ----------          ---------
       Cash at December 31, 2000, 1999 and 1998                 $ -                  $ -             $ 2,079          $ 194,124
                                                       ============         ============          ==========          =========

The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999, and 1998



SUPPLEMENTARY AND NON CASH INFORMATION
In January 2000 the company issued an account payable for $8,358 for the purchase of capital assets.

In February 2000 the Company issued 75,000 shares of restricted common stock for consulting services with a fair market value of $74,603.

In June 2000 the company issued 98,000 shares of common stock valued at $73,500 for consulting services.

In February 1999 the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for patent rights to Digital Video Display computer technology. In addition, the Company incurred a patent right payable in the amount of $250,000. In February 2000 these shares of common stock were canceled and the Company no longer has rights to the patent.

During 1998, the Company issued 100,000 shares of common stock, with a fair market value of $20,000, for the distribution rights to a non-reusable medical syringe. In January 1999 these shares of common stock were canceled, and the distribution rights were abandoned.

No amounts were actually paid for either interest or income taxes for the years ended December 31, 2000, 1999, and 1998.



    The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         The Company was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. Originally, the Company intended to distribute non-reusable medical syringes. In January 1999 the Company abandoned its plan to distribute medical syringes and changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. As discussed in Note 4, in April 1999 an unrelated third party extended the Company a line of credit, which is due on demand in June 2001. The Company plans to raise additional capital in the near future through private placements, ranging from $6,000,000 to $8,000,000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2000 and 1999, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         PRIOR PERIOD ADJUSTMENT
         The accompanying financial statements for 1999 have been restated to correct an error made in 1999. The effect of the restatement was to increase the net loss for 1999 by $79,680 ($.0034 per share), net of income tax of $0.

         The Accompanying Statement of Operations for 1998 was previously restated to correct an error made in 1998. The effect of the restatement was to increase the net loss for 1999 by $25,000 ($.0007 per share), net of income tax of $0.

         ADVERTISING COSTS
         Advertising costs are charged to operations when incurred. Total advertising costs charged to expense for the years ended December 31, 2000, and 1999, were $0, and $3,750, respectively.

         RENT EXPENSE
         For the years ended December 31, 2000, and 1999, the total rent expense was $78,035 and $864, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. Such costs were $20,000 and $159,027 at December 31, 2000, and 1999, respectively.

         EARNINGS PER SHARE
         Basic earnings per share for each period are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

2.       FEDERAL INCOME TAXES
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


2.       FEDERAL INCOME TAXES (CONTINUED)
         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will more likely than not realize. As time passes, management will be able to better assess the amount of tax benefit it will realize from using the carryforward.

         The following is a schedule of the composition of the provision for income taxes:

                                                        2000           1999
                                                        ----           ----
               Deferred noncurrent tax asset          $726,818      $ 255,891
               Valuation allowance                    (726,818)      (255,891)
                                                      ---------      ---------

               Total provision for income taxes       $    -0-       $    -0-
                                                      ========       ========

         The net change in the valuation account was $470,927 and $243,818 in 2000 and 1999, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to:

                                                    2000       1999 AS RESTATED
                                                    ----       ----------------
               Loss carryforward               $ 1,305,397       $ 796,793

         At December 31, 1999, the Company had the following unused net operating losses for regular income tax purposes:

                          EXPIRES                 NET OPERATING LOSS
                          -------                 ------------------
                             2017                    $   998
                             2018                     34,513
                             2019                    796,793
                             2020                  1,305,397


3.       OTHER ASSETS
         The Company purchased distribution rights for a non-reusable medical syringe from a related company for 100,000 shares of common stock (see
         Note 5). In January 1999 these distribution rights were abandoned and the related asset was written off.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


3.       OTHER ASSETS (CONTINUED)
         The other assets at December 31, 1999, consist of patent rights to a jukebox entertainment system. In February 1999 the Company purchased the patent rights from an unrelated third party in exchange for 2,000,000 shares of common stock and $250,000 due in September 1999. The purchase agreement was subsequently modified to provide for payment of the $250,000 in monthly installments of $20,000 with the final payment due in December 2000. As of December 31, 1999, no payments have been made. In a subsequent action in February 2000, the Company canceled the 2,000,000 shares previously issued and the related payable, and it no longer has rights to the patent.


4.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand. The balance at December 31, 2000, and 1999, was $704,581 and $290,700,
         respectively.



5.       RELATED PARTY TRANSACTIONS
         In May 1998 the Company issued 100,000 shares of common stock to a separate entity, owned by the directors of the Company, in consideration for the distribution rights to a non-reusable medical syringe. In January 1999 this stock was canceled and the related distribution rights were written off (see Note 3).

         In March 1999 the Company issued an option to purchase 500,000 shares of common stock at $2.50 per share to the President, CEO and Director of the Company. The options were cancelled in June 2000 (see Note 8). In March 1999 the Company entered into a consulting agreement with the President. This contract expired in June 2000. Included in operating and administrative expenses for the years ended December 31, 2000, and 1999, are consulting fees paid to the President of $30,000 and $120,500, respectively.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


5.       RELATED PARTY TRANSACTIONS (CONTINUED)
         In April 1999 the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company. The option expires April 30, 2009 (see Note 8).


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

         The carrying amounts reported in the balance sheets for cash and receivables approximate fair value at December 31, 2000, and 1999.

         The carrying amounts reported in the balance sheets for the other assets approximate fair value at December 31, 2000, and 1999, as the assets were recently purchased at fair market value.

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at December 31, 2000, and 1999, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at December 31, 2000, and 1999.


7.       STOCKHOLDERS' EQUITY
         In August 1997 the Company issued 1,000,000 shares of common stock to its officers and directors at $0.01 per share, for a total of $10,000 in cash.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


7.       STOCKHOLDERS' EQUITY (CONTINUED)
         In May 1998 the Company issued 100,000 shares of common stock, with a fair market value of $20,000, to a related company for the distribution rights to a non-reusable medical syringe. Also during 1998 the Company issued 1,000,000 shares of common stock as part of an offering memorandum at $0.20 per share, for a total of $200,000 in cash.

         In January 1999 the Company canceled the 1,100,000 shares of common stock previously issued to the officers, directors, and the related company. The Company recorded a gain of $10,000 on the cancellation of 100,000 of the above shares, as cash of $10,000 received by the Company when the stock was originally issued was retained by the Company upon cancellation of the shares.

         Also in January 1999 the Company declared a forward stock split of 21:1 for the remaining 1,000,000 shares of common stock outstanding, retaining the $0.001 par value.

         In February 1999 the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for the patent rights to a jukebox entertainment system (see Note 3).

         The Company also issued 250,000 shares of its common stock to unrelated third parties at $.01 per share for a total of $2,500 for consulting services provided. These shares were issued at the fair market value of the consulting services.

         In January 2000 the Company issued 75,000 shares of restricted common stock to an unrelated third party for consulting. The value of the consulting received was $74,603.

         In February 2000 the Company cancelled the 2,000,000 shares issued for the patent rights (see Note 3).

         In July 2000 the Company issued 98,000 shares of its common stock in connection with a consulting agreement. The fair market value of the stock was $73,500.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000, and 1999


8.       STOCK OPTIONS
         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President, CEO, and Director. The President resigned from the Company in June 2000 and the options were cancelled at that time (see Note 5). The Company also issued an option to purchase 500,000 shares of common stock at $4.00 a share to a Director. The option expires April 2009 (see Note 5). The Company issued an option to purchase 150,000 shares of common stock at $2.50 per share to an unrelated third party in exchange for consulting services. The options expired unexercised in April 2000. The option price for all stock options exceeded the fair market value of the stock at the grant date; accordingly, no compensation costs have been recognized. The fair market value of the stock options is $0.

9.       COMMITMENTS AND CONTINGENCIES
         Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company is a defendant in an action by a former employee regarding his employment contract. The Company intends to defend this suit vigorously and expects a positive outcome.