Form 10QSB
period 2001-03-31
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2001-05-15
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended March 31, 2001


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

There are 23,250,000 shares of common stock outstanding as of March 31, 2001 . The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

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

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                            MARCH 31, 2001, AND 2000,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Accountants' Review Report.........................................2
Balance Sheets.................................................................3
Statements of Operations.......................................................4
Statements of Changes in Stockholders' Equity..................................5
Statements of Cash Flows.......................................................6
Notes to Financial Statements..................................................7

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


        OFFICE ADDRESS:                                      MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200    Phone: 775/332.4200         P.O. Box 6060
    Reno, Nevada 89509-6634        Fax: 775/332.4210        Reno, Nevada 89513



                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

May 7, 2001

Board of Directors
Digital Video Display Technology Corporation

We have reviewed the accompanying balance sheet of Digital Video Display Technology Corporation (a Company in the development stage) as of March 31, 2001, and 2000, and the related statements of operations, stockholders' equity, and the statements of cash flow for three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Digital Video Display Technology Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As more fully described in Note 1, subsequent to the issuance of the company's March 31, 2000, reviewed financial statements and our report thereon dated June 5, 2000, management became aware that those financial statements did not reflect the cancellation of a patent agreement, the cancellation of shares issued, nor stock issued for a consulting agreement. Accordingly, the accompanying 2000 financial statements have been restated to correct the error.

Also as discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




Mark Bailey & Co., Ltd.
Reno, Nevada


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

Current Assets                                                     March 31, 2001        March 31, 2000
--------------                                                     --------------        --------------
  Cash                                                             $          -          $    131,363
  Interest receivable                                                         -                   329
  Prepaid expenses                                                            -                24,734
                                                                   --------------        --------------
    Total current assets                                                      -               156,426
                                                                   --------------        --------------

Fixed Assets
------------
  Computers                                                              65,203                     -
  Accumulated depreciation                                               (5,562)                    -
                                                                   --------------        --------------
    Total fixed assets                                                   59,641                     -
                                                                   --------------        --------------

Other Assets
------------
  Deposits                                                                  600                   600
  Deferred tax asset (net of valuation allowance of
    $773,170  and $291,238)                                                   -                     -
                                                                   --------------        --------------
    Total other assets                                                      600                   600
                                                                   --------------        --------------
    Total assets                                                   $     60,241          $    157,026
                                                                   ==============        ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
-------------------
  Accounts payable                                                 $    462,654          $    127,920
  Accrued expenses                                                       98,009                     -
  Bank overdraft payable                                                 27,887                     -
  Line of credit                                                        847,925               494,425
  Related party payable                                                 430,000               152,500
  Interest payable                                                      112,561                20,632
                                                                   --------------        --------------
    Total current and total liabilities                               1,979,036               795,477
                                                                   --------------        --------------

Commitments and Contingencies
-----------------------------

Shareholders' Equity
--------------------
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 21,423,000 and 21,325,000 shares issued and
    outstanding at March 31, 2001, and 2000                              21,423                21,325
  Additional paid-in capital (as restated for March 2000)               333,815               260,413
  Deficit accumulated during the development stage
    (as restated for March 2000)                                     (2,274,033)             (920,189)
                                                                   --------------        --------------
    Total shareholders' equity                                       (1,918,795)             (638,451)
                                                                   --------------        --------------
    Total liabilities and shareholders' equity                     $     60,241          $    157,026
                                                                   ==============        ==============

   The Accompanying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            Cumulative From
                                           Inception (August       Three             Three
                                            1997 through        Months Ended      Months Ended
                                           March 31, 2001      March 31, 2001    March 31, 2001
                                           ----------------------------------------------------
Revenue
-------

Operating Costs and Expenses
----------------------------
  Consulting (as restated for March 2000)       $ (986,658)        $ (41,250)       $ (149,603)
  Research and development                        (179,027)                -                 -
  Marketing expense                               (159,394)          (20,000)
  Legal and accounting                            (168,722)          (42,563)          (10,000)
  Wages                                           (108,922)                -                 -
  Operating and administrative expense            (621,667)           (1,671)           (6,595)
  Depreciation expense                              (5,562)                -                 -
  Amortization expense (as restated
    for March 2000)                                (16,500)                -                 -
                                            ---------------   ---------------  ----------------

    Net loss from operations                    (2,246,452)         (105,484)         (166,198)
                                            ---------------   ---------------  ----------------

Non-operating Income
--------------------
  Dividend income                                    1,212                 -               539
  Gain on cancellation of contracts
    (as restated for March 2000)                    90,604                 -            16,500
                                            ---------------   ---------------  ----------------

    Net loss before interest expense
    and income taxes                            (2,154,636)         (105,484)         (149,159)
                                            ---------------   ---------------  ----------------

  Interest expense                                (119,397)          (20,848)           (8,406)
                                            ---------------   ---------------  ----------------

    Net loss before income taxes                (2,274,033)         (126,332)         (157,565)
                                            ---------------   ---------------  ----------------

  Provision for income taxes                             -                 -                 -
                                            ---------------   ---------------  ----------------

    Net loss                                  $ (2,274,033)       $ (126,332)       $ (157,565)
                                            ===============   ===============  ================


    Loss per share                               $ (0.1075)        $ (0.0059)        $ (0.0074)
                                            =============     ===============  ================


   The Accompanying Notes are an Integral Part of These Financial Statements


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
              For the Period From Inception Through March 31, 2001

                                                                                              Deficit
                                                                                            Accumulated
                                                          Common Stock                        During the
                                                          ------------         Additional    Development    Total
                                                         Shares     Amount   Paid-in Capital    Stage       Equity
                                                       ----------   -------  ---------------  --------     --------
Issuance of shares to Company's officers and
directors for cash in August 1997
at $.01 per share                                       1,000,000    $1,000       $9,000           $ -      $10,000

Net loss                                                                  -            -          (998)        (998)
                                                       ----------   -------     --------      --------     --------

Balance at December 31, 1997                            1,000,000     1,000        9,000          (998)       9,002

Issuance of shares for cash from an offering in
April 1998 at $.20 per share (less offering costs       1,000,000
of $5,365)                                                            1,000      193,635             -      194,635

Issuance of shares to a related company for
distribution rights, valued at the fair market value
of the shares issued, in May 1998 at $.20
per share                                                 100,000       100       19,900             -       20,000

Net loss                                                                  -            -       (34,513)     (34,513)
                                                       ----------   -------     --------      --------     --------

Balance at December 31, 1998                            2,100,000     2,100      222,535       (35,511)     189,124

Cancellation of the stock issued to the officers,
directors, and the related company in
 January 1999 (as restated)                            (1,100,000)   (1,100)     (18,900)                   (20,000)

Stock split of 21:1 for the outstanding stock,
retaining original par value, in Janua                 20,000,000    20,000      (20,000)                         -

Issuance of shares for patent rights, valued at
the fair market value of the shares issued, in
February 1999 at $.01 per share                         2,000,000     2,000       18,000                     20,000

Issuance of shares for consulting services, valued
at the fair market value of the services received, in
July 1999 at $.01 per share                               250,000       250        2,250                      2,500

Net loss  (as restated)                                                                       (806,793)    (806,793)
                                                       ----------   -------     --------      --------     --------

Balance at December 31, 1999                           23,250,000    23,250      203,885      (842,304)    (615,169)

Issuance of shares for consulting services, valued
at the fair market value of the services received
in January 2000                                            75,000        75       74,528                     74,603

Cancellation of shares issued for the patent rights
in February 2000                                       (2,000,000)   (2,000)     (18,000)                   (20,000)

Issuance of shares for consulting services, valued
at the fair market value of the services received
in July 2000                                               98,000        98       73,402                     73,500

Net loss                                                                                    (1,305,397)  (1,305,397)
                                                       ----------   -------     --------     ---------    ---------

Balance at December 31, 2000                           21,423,000    21,423      333,815    (2,147,701)  (1,792,463)

Net loss                                                                                      (126,332)    (126,332)
                                                       ----------   -------     --------     ---------    ---------

Balance at March 31, 2001                              21,423,000    21,423      333,815    (2,274,033)  (1,918,795)
                                                       ==========   =======     ========     =========    =========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                   Cumulative From
                                                  Inception (August       Three Months      Three Months
                                                   1997) through         Ended March 31,   Ended March 31,
                                                   March 31, 2001            2001               2000
                                                    ------------          ----------         ----------
Cash Flows from Operating Activities
------------------------------------
    Net loss (as restated for March 2000)           $ (2,274,033)         $ (126,332)        $ (157,565)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization and depreciation expense              22,062                   -                  -
         (as restated for March 2000)
       Gain on cancellation of amortization              (16,500)                  -            (16,500)
         (as restated for March 2000)
       Increase in interest receivable                         -                   -               (318)
       Increase in prepaid expenses                            -                   -            (24,734)
       Increase in deferred tax asset                   (773,170)            (46,352)           (31,947)
       Increase (decrease) in accounts payable           454,296            (105,360)           (78,533)
       Increase  in related party payable                430,000              67,500             45,000
       Increase in interest payable                      112,561              20,848              8,406
       Increase in deferred tax valuation allowance      773,170              46,352             31,947
       Increase in accrued expenses                       98,009                   -
       Expenses paid by issuance of
         common stock (as restated for March 2000)       150,603                   -             74,603
                                                    ------------          ----------         ----------

       Net cash used in operating activities          (1,023,002)           (143,344)          (149,641)
                                                   -------------          ----------         ----------

Cash Flows from Financing Activities
------------------------------------
    Deposit paid                                            (600)                  -                  -
    Purchase of fixed assets                             (56,845)                  -                  -
                                                   -------------          ----------         ----------

       Net cash used in investing activities             (57,445)                  -                  -
                                                   -------------          ----------         ----------

Cash Flows from Financing Activities
------------------------------------
    Proceeds received from issuance of stock             204,635                   -                  -
    Proceeds from bank overdraft                          27,887                   -                  -
    Proceeds received from line of credit                847,925             143,344            278,925
                                                    ------------          ----------         ----------

       Net cash provided by financing activities       1,080,447             143,344            278,925
                                                    ------------          ----------         ----------


       Net increase in cash                                    -                   -            129,284

       Cash and cash equivalents at
         December 31, 2000, and 1999                           -                   -              2,079
                                                    ------------          ----------         ----------

       Cash and cash equivalents at
         March 31, 2001, and 2000                            $ -                 $ -          $ 131,363
                                                   =============          ==========         ==========



Supplementary Information
-------------------------
During the three months ended March 31, 2001, no amounts were actually paid for either interest or income taxes.


    The Accompaying Notes are an Integral Part of These Financial Statements

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         The Company was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999 the Company changed its name to Digital Video Display Technology Corporation. The Company intends to create a Digital Video Display jukebox system for distribution in Canada and the United States.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. As discussed in Note 4, in April 1999 an unrelated third party extended the Company a line of credit, which is due on demand. The Company plans to raise additional capital through private placements, ranging from $6,000,000 to $8,000,000.

         The financial statements for the three-months ended March 31, 2001, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of March 31, 2001, and for the period then ended have been made. Those adjustments consist only of normal and recurring adjustments.

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

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         CASH AND CASH EQUIVALENTS (CONTINUED)
         instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2001, and 2000, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets. These assets are currently idle, and therefore are not being depreciated.

         PRIOR PERIOD ADJUSTMENTS
         The accompanying financial statements have been restated to correct errors made in 1999 and 2000. The adjustments decreased earnings and increased additional paid in capital. The effect of the restatement was to increase the net loss and the retained deficit for December 31, 1999, and March 31, 2000, by $10,000 ($.0004 per share), and $53,603,
         ($.0029 per share) respectively, both net of income tax of $0.

         PRESENTATION
         The March 2000 amounts have been reclassified to conform to the March 2001 presentation.

         EARNINGS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of March 31, 2001, and 2000, the Company had no dilutive common stock equivalents such as stock options.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000


2.       FEDERAL INCOME TAXES
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes. Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize.

         The following is a schedule of the composition of the provision for income taxes:
                                              MARCH 31, 2001     MARCH 31, 2000
                                              --------------     --------------
         Deferred noncurrent tax asset         $  773,170         $   291,238
         Valuation allowance                     (733,170)           (291,238)
                                               ----------         -----------

         Total provision for income taxes      $      -0-         $       -0-
                                               ==========         ===========

         The net change in the valuation account was $46,352 and $35,347 for the three months ended March 31,2001, and 2000, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $2,274,000, which expire in the years 2017 to 2021.

3.       OTHER ASSETS
         The other assets at December 31, 1999, consist of patent rights to a jukebox entertainment system. In February 1999 the Company purchased the patent rights from an unrelated third party in exchange for 2,000,000 shares of common stock and $250,000 due in September 1999. The purchase agreement was subsequently modified to provide for payment of the $250,000 in monthly installments of $20,000 with the final payment due in December 2000. In a subsequent action in February 2000, the Company canceled the 2,000,000 shares previously issued and the related payable, and it no longer has rights to the patent.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000


4.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand. The balances at March 31, 2001, and 2000, were $847,925 and $494,425, respectively.

5.       RELATED PARTY TRANSACTIONS
         In April 1999 the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company. The option expires April 30, 2009 (see Note 8).

         During the three months ended March 31, 2001, and 2000, the Company paid approximately $30,000 and $45,000 in consulting fees, and $37,500 and $0 in legal fees to directors of the Company. Outstanding balances payable for consulting and legal fees to the directors were $430,000 and $152,500 at March 31, 2001, and 2000, respectively.

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

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at March 31, 2001, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at March 31, 2001.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000


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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            March 31, 2001, and 2000


7.       STOCKHOLDERS' EQUITY (CONTINUED)
         In July 2000 the Company issued 98,000 shares of its common stock in connection with a consulting agreement. The fair market value of the stock was $73,500.

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


Selected  Consolidated  Financial  Data
---------------------------------------

The following historical financial data for the period from inception through March 31, 2001 was derived from the historical consolidated financial statements of Company that have been audited by Mark Bailey & Co., Ltd., Certified Public Accountants and independent auditors (the Financial Statements).

ITEM  7     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.



Date:  May 15, 2001                    /s/ R.A. Moss
    -------------------------          -----------------------
                                       R.A. Moss, COO