Form 10QSB
period 2001-06-30
DIGITAL VIDEO DISPLAY TECHNOLOGY CORP
filed 2001-08-13
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                    For the Quarter year ended June 30, 2001


                        Commission File Number: 000-28481


                     DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.
             (Exact name of registrant as specified in its charter)


       Nevada                                            86-0891931
(State of organization)                     (I.R.S. Employer Identification No.)


                                 8 Gaucho Drive
                         Rolling Hills Estates, CA 90274
                    (Address of principal executive offices)


        Company's telephone number, including area code: (416) 682-9255


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/

Securities registered under Section 12(g) of the Exchange Act:

There are 51,423,000 shares of common stock outstanding as of June 30, 2001 . The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

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

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED

                            JUNE 30, 2001, AND 2000,

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Accountants' Review Report.........................................2
Balance Sheets.................................................................3
Statements of Operations.......................................................4
Statements of Changes in Stockholders' Equity..................................5
Statements of Cash Flows.......................................................7
Notes to Financial Statements..................................................8

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

August 7, 2001

Board of Directors
Digital Video Display Technology Corporation


We have reviewed the accompanying balance sheet of Digital Video Display Technology Corporation (a Company in the development stage) as of June 30, 2001, and 2000 and the related statements of operations and changes in stockholders' equity for the six and three months then ended, and the statements of cash flow for six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Digital Video Display Technology Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As more fully described in Note 1, subsequent to the issuance of the company's June 30, 2000, reviewed financial statements and our report thereon dated August 7, 2000, management became aware that those financial statements did not reflect the cancellation of a patent agreement, the cancellation of shares issued, nor stock issued for a consulting agreement. Accordingly, the accompanying 2000 financial statements have been restated to correct the error.

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





Mark Bailey & Co., Ltd.
Reno, Nevada


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------

Current Assets                                                     June 30, 2001        June 30, 2000
--------------                                                     -------------        -------------
  Cash                                                             $          -          $          -
                                                                   --------------        --------------
    Total current assets                                                      -                     -
                                                                   --------------        --------------

Fixed Assets
------------
  Computers                                                                   -                65,203
  Accumulated depreciation                                                    -                (3,259)
                                                                   --------------        --------------
    Total fixed assets                                                        -                61,944
                                                                   --------------        --------------

Other Assets
------------
  Deposits                                                                    -                14,925
  Deferred tax asset (net of valuation allowance of
    $801,361  and $485,260)                                                   -                     -
                                                                   --------------        --------------
    Total other assets                                                        -                14,925
                                                                   --------------        --------------
    Total assets                                                   $          -          $     76,869
                                                                   ==============        ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
-------------------
  Accounts payable                                                 $    462,654          $    340,145
  Accrued expenses                                                       98,009               101,842
  Bank overdraft payable                                                 27,887                44,137
  Related party payable                                                 430,000               217,500
  Interest payable                                                      135,236                35,424
                                                                   --------------        --------------
    Total current and total liabilities                               1,153,786               739,048
                                                                   --------------        --------------

Line of Credit                                                          637,925               494,425
--------------                                                     --------------        --------------

Commitments and Contingencies
-----------------------------

Shareholders' Equity
--------------------
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 51,423,000shares issued and
    outstanding at June 30, 201, and
    21,423,000 issued and outstanding at June 30, 2000                   51,423                21,423
  Additional paid-in capital (as restated for June 2000)                513,815               323,815
  Deficit accumulated during the development stage
    (as restated for June 2000)                                      (2,356,949)           (1,501,842)
                                                                   --------------        --------------
    Total shareholders' equity                                       (1,791,711)           (1,156,604)
                                                                   --------------        --------------
    Total liabilities and shareholders' equity                     $          -          $     76,869
                                                                   ==============        ==============

   See the Accompanying Notes Accountants' Review Report

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                            Cumulative From
                                           Inception (August         Six               Six
                                            1997 through        Months Ended      Months Ended
                                             June 30, 2001      June 30, 2001     June 30, 2000
                                           ----------------------------------------------------
Revenue
-------

Operating Costs and Expenses
----------------------------
  Consulting (as restated for June 2000)        $ (986,658)        $ (41,250)       $ (450,561)
  Research and development                        (179,027)                -           (20,000)
  Marketing expense                               (159,394)          (20,000)
  Legal and accounting                            (168,722)          (42,563)                -
  Operating and administrative expense            (790,830)          (61,912)         (343,755)
  Depreciation expense                              (5,562)                -            (3,259)
  Amortization expense                             (16,500)                -                 -
                                            ---------------   ---------------  ----------------

    Net loss from operations                    (2,306,693)         (165,725)         (817,575)
                                            ---------------   ---------------  ----------------

Non-operating Income
--------------------
  Dividend income                                    1,212                 -               951
  Loss on disposal of assets
  Gain on cancellation of contracts                 90,604                 -            90,604
                                            ---------------   ---------------  ----------------

    Net loss before interest expense
      and income taxes                          (2,214,877)         (165,725)         (726,020)
                                            ---------------   ---------------  ----------------

  Interest expense                                (142,072)          (43,523)          (23,198)
                                            ---------------   ---------------  ----------------

    Net loss before income taxes                (2,356,949)         (209,248)         (749,218)
                                            ---------------   ---------------  ----------------

  Provision for income taxes                             -                 -                 -
                                            ---------------   ---------------  ----------------

    Net loss                                  $ (2,356,949)       $ (209,248)       $ (749,218)
                                            ===============   ===============  ================


    Loss per share                            $    (0.1080)        $ (0.0079)        $ (0.0352)
                                            ===============   ===============  ================


   See the Accompanying Notes and Accountants' Review Report

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                 Three             Three
                                             Months Ended      Months Ended
                                             June 30, 2001     June 30, 2000
                                           ---------------------------------
Revenue
-------

Operating Costs and Expenses
----------------------------
  Consulting (as restated for June 2000)        $       -        $ (300,958)
  Research and development                              -           (20,000)
  Marketing expense                                     -
  Legal and accounting                                  -                -
  Operating and administrative expense            (60,241)         (327,160)
  Depreciation expense                                  -            (3,259)
  Amortization expense                                  -             4,500
                                           ---------------  ----------------

    Net loss from operations                      (60,241)         (646,877)
                                           ---------------  ----------------

Non-operating Income
--------------------
  Dividend income                                       -               412
  Loss on disposal of assets
  Gain on cancellation of contracts                     -            90,604
                                           ---------------  ----------------

    Net loss before interest expense
      and income taxes                            (60,241)         (555,861)
                                           ---------------  ----------------

  Interest expense                                (22,675)          (14,792)
                                           ---------------  ----------------

    Net loss before income taxes                  (82,916)         (570,653)
                                           ---------------  ----------------

  Provision for income taxes                            -                 -
                                           ---------------  ----------------

    Net loss                                   $  (82,916)       $ (570,653)
                                           ===============  ================


    Loss per share                              $ (0.0026)        $ (0.0268)
                                           ===============  ================


   See the Accompanying Notes and Accountants' Review Report


                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
              For the Period From Inception Through March 31, 2001

                                                                                              Deficit
                                                                                            Accumulated
                                                          Common Stock                        During the
                                                          ------------         Additional    Development    Total
                                                         Shares     Amount   Paid-in Capital    Stage       Equity
                                                       ----------   -------  ---------------  --------     --------
Issuance of shares to Company's officers and
  directors for cash in August 1997
  at $.01 per share                                     1,000,000    $1,000       $9,000     $         -    $    10,000

Net loss                                                                  -            -            (998)          (998)
                                                       ----------   -------     --------     -----------    -----------

Balance at December 31, 1997                            1,000,000     1,000        9,000            (998)         9,002

Issuance of shares for cash from an offering in
  April 1998 at $.20 per share (less offering costs
  of $5,365)                                            1,000,000     1,000      193,635               -        194,635

Issuance of shares to a related company for
  distribution rights, valued at the fair market
  value of the shares issued, in May 1998
  at $.20 per share                                       100,000       100       19,900               -         20,000

Net loss                                                                  -            -         (34,513)       (34,513)
                                                       ----------   -------     --------     -----------    -----------

Balance at December 31, 1998                            2,100,000     2,100      222,535         (35,511)       189,124

Cancellation of the stock issued to the officers,
  directors, and the related company in
  January 1999 (as restated)                            (1,100,000)  (1,100)     (18,900)                       (20,000)

Stock split of 21:1 for the outstanding stock,
  retaining original par value, in January 1999        20,000,000    20,000      (20,000)                             -

Issuance of shares for patent rights, valued at
  the fair market value of the shares issued, in
  February 1999 at $.01 per share                       2,000,000     2,000       18,000                         20,000

Issuance of shares for consulting services, valued
  at the fair market value of the services
  received, in July 1999 at $.01 per share                250,000       250        2,250                          2,500

Net loss  (as restated)                                                                         (806,793)      (806,793)
                                                       ----------   -------     --------     -----------    -----------

Balance at December 31, 1999                           23,250,000    23,250      203,885        (842,304)      (615,169)

Issuance of shares for consulting services, valued
  at the fair market value of the services
  received in January 2000                                 75,000        75       74,528                         74,603

Cancellation of shares issued for the patent rights
  in February 2000                                     (2,000,000)   (2,000)     (18,000)                       (20,000)

Issuance of shares for consulting services, valued
  at the fair market value of the services
  received in July 2000                                    98,000        98       73,402                         73,500

Net loss                                                                                      (1,305,397)    (1,305,397)
                                                       ----------   -------     --------     -----------    -----------

Balance at December 31, 2000                           21,423,000    21,423      333,815      (2,147,701)    (1,792,463)

Net loss                                                                                        (126,332)      (126,332)
                                                       ----------   -------     --------     -----------    -----------

Balance at March 31, 2001                              21,423,000    21,423      333,815      (2,274,033)    (1,918,795)

Issuance of shares to retire $210,000
  from the line of credit in May 2001                  30,000,000    30,000      180,000                        210,000

Net Loss                                                                                         (82,916)       (82,916)
                                                       ----------   -------     --------     -----------    -----------
Balance at June 30, 2001                               51,423,000   $51,423     $513,815     $(2,356,949)   $(1,791,711)
                                                       ==========   =======     ========     ===========    ===========


   See the Accompanying Notes and Accountants' Review Report

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                             STATEMENT OF CASH FLOWS
                             -----------------------

                                                   Cumulative From
                                                  Inception (August       Six Months           Six Months
                                                   1997) through         Ended June 30,      Ended June 30,
                                                    June 30, 2001            2001                 2000
                                                  -----------------      --------------      --------------
Cash Flows from Operating Activities
------------------------------------
    Net loss (as restated for June 2000)            $ (2,356,949)         $ (209,248)         $(749,218)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization and depreciation expense              22,062                   -              3,259
       Gain on cancellation of amortization              (16,500)                  -            (16,500)
       Loss on disposal of assets                         59,641              59,641
       Decrease in interest receivable                         -                   -                 11
       Decrease in deposits                               14,925                 600
       Increase in deferred tax asset                   (801,361)            (74,543)          (229,369)
       Increase (decrease) in accounts payable           462,654            (105,360)           149,942
       Increase  in related party payable                430,000              67,500            110,000
       Increase in interest payable                      135,236              43,523             23,198
       Increase in deferred tax valuation allowance      801,361              74,543            229,369
       Increase in accrued expenses                       98,009                   -            101,842
       Expenses paid by issuance of
         common stock                                    150,603                   -            148,103
                                                    ------------          ----------          ---------

       Net cash used in operating activities          (1,000,319)           (143,344)          (229,363)
                                                    ------------          ----------          ---------

Cash Flows from Investing Activities
------------------------------------
    Deposit paid                                         (14,925)                  -            (14,325)
    Purchase of fixed assets                             (65,203)                  -            (65,203)
                                                   -------------          ----------         ----------

       Net cash used in investing activities             (80,128)                  -            (79,528)
                                                   -------------          ----------         ----------

Cash Flows from Financing Activities
------------------------------------
    Proceeds received from issuance of stock             204,635                   -                  -
    Proceeds from bank overdraft                          27,887                   -             27,887
    Proceeds received from line of credit                847,925             143,344            278,925
                                                    ------------          ----------         ----------

       Net cash provided by financing activities       1,080,447             143,344            306,812
                                                    ------------          ----------         ----------


       Net increase in cash                                    -                   -             (2,079)

       Cash and cash equivalents at
         December 31, 2000, and 1999                           -                   -              2,079
                                                    ------------          ----------         ----------

       Cash and cash equivalents at
         June 30, 2001, and 2000                    $          -          $        -          $       -
                                                    ============          ==========         ==========



Supplementary Information and Non Cash Transactions
---------------------------------------------------
During the six months ended June 30, 2001, no amounts were actually paid for either interest or income taxes.

In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 of the line of credit.


    See the Accompaying Notes and Accountants' Review Report

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999 the Company changed its name to Digital Video Display Technology Corporation. The Company intended to create a Digital Video Display jukebox system for distribution in Canada and the United States. In July 2001 the Company changed its name to Iconet, Inc., and is planning to operate as an Internet provider in Europe.

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

         The financial statements for the six and three-months ended June 30, 2001, and 2000, have been prepared by the Company, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2001, and 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

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

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS (CONTINUED)

         instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2001, and 2000, the Company held no cash equivalents.

         FIXED ASSETS

         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets. In May 2001 all assets were abandoned and a loss was recorded.

         PRIOR PERIOD ADJUSTMENTS

         The accompanying financial statements have been restated to correct errors made in 1999 and 2000. The adjustments decreased earnings and increased additional paid in capital. The effect of the restatement was to increase the net loss and the retained deficit for December 31, 1999, and June 30, 2000, by $10,000 ($.0004 per share), and $74,603,
         ($.0035 per share) respectively, both net of income tax of $0.

         PRESENTATION

         The June 2000 financial statements have been reclassified to conform to the June 2001 presentation.

         EARNINGS PER SHARE

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 2001, and 2000, the Company had no dilutive common stock equivalents such as stock options.

2.       FEDERAL INCOME TAXES

         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


2.       FEDERAL INCOME TAXES (CONTINUED)

         Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize.

         The following is a schedule of the composition of the provision for income taxes:

                                              JUNE 30, 2001     JUNE 30, 2000
                                              -------------     -------------
         Deferred noncurrent tax asset          $ 801,361          $485,260
         Valuation allowance                     (801,361)         (485,260)
                                                ---------          --------

         Total provision for income taxes       $     -0-          $    -0-
                                                =========          ========

         The net change in the valuation account was $28,191 and $229,369 for the six months ended June 30, 2001, and 2000, respectively.

         Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $2,356,949, which expire in the years 2017 to 2021.

3.       OTHER ASSETS

         The other assets at December 31, 1999, consisted of patent rights to a jukebox entertainment system, which were purchased from an unrelated third party in exchange for 2,000,000 shares of common stock and $250,000 due in monthly installments. In February 2000 the Company canceled the 2,000,000 shares previously issued and the related payable, giving up rights to the patent.

4.       LINE OF CREDIT

         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand. In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 of the line of credit. The balances at June 30, 2001, and

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


4.       LINE OF CREDIT (CONTINUED)

         2000, were $637,925 and $494,425, respectively. In July 2001 the Company issued 30,000,000 shares of its common stock to retire the existing balance of the line of credit (see Note 10). The line of credit remains available.

5.       RELATED PARTY TRANSACTIONS
         In April 1999 the Company issued an option to purchase 500,000 shares of common stock at $4.00 per share to a Director of the Company (see
         Note 8). In May 2001 the director resigned from the company and the stock option was canceled.

         During the six months ended June 30, 2001, and 2000, the Company paid approximately $30,000 and $130,000 in consulting fees, respectively, and $37,500 in legal fees to directors of the Company for both the six months ended June 30, 2001, and 2000. Outstanding balances payable for consulting and legal fees to the directors were $430,000 and $362,500 at June 30, 2001, and 2000, respectively.

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

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at June 30, 2001, and 2000, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at June 30, 2001, and 2000.

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         In July 2000 the Company issued 98,000 shares of its common stock in connection with a consulting agreement. The fair market value of the stock was $73,500.

         In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 from the line of credit.

8.       STOCK OPTIONS

         The Company issued an option to purchase 500,000 shares of common stock at $2.50 per share, to the President, CEO / Director. The President resigned from the Company in June 2000 and the options were cancelled at that time.

         The Company also issued an option to purchase 500,000 shares of common stock at $4.00 a share to another Director. The Director resigned from the Company in May 2001 and the options were canceled at that time (see
         Note 5).

         There are no stock options outstanding as of June 30, 2001

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

                  DIGITAL VIDEO DISPLAY TECHNOLOGY CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2001, and 2000


10.      SUBSEQUENT EVENTS

         In July 2001 the Company initiated a reverse stock split of 200:1. The Company maintained a total authorized shares of 100,000,000 and a par of $0.001. The Company also changed its name to Iconet, Inc.

         In July the Company also issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit.

ITEM 2    MANAGEMENT  DISCUSSION  AND  ANALYSES
          ======================================



Since the last quarter was filed, Mr. Randy Miller was appointed as President and Secretary of the Corporation. Randy Moss and Marilyn Haft have both resigned their positions as officers and directors of the Company. The Company has been going through a re-organization, the Company's capital stock has had a 200:1 reverse split, the name has been changed to Iconet, Inc. The Company has been working on reducing the debt and the payables of the Corporation. We are in the midst of reviewing a new business plan and also assessing the viability of this business plan. We plan to move forward and try to settle all the outstanding issues from the previous project and management issues that have been arising as we move through our corporate files. If and when this happens we will then work on financing the company and move forward with our new business plan.

ITEM  7     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.



Date:  August 13, 2001                 /s/ RANDY MILLER
    -------------------------          -----------------------
                                           Randy Miller