Form 10QSB
period 2001-09-30
ICONET INC
filed 2001-11-13
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarter year ended September 30, 2001


                        Commission File Number: 000-28481


                                  ICONET, INC.

                               FORMERLY KNOWN AS

                     DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                                            86-0891931
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)


                                 8 Gaucho Drive
                         Rolling Hills Estates, CA 90274
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (416) 682-9255
                -------------------------------------------------
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/

Securities registered under Section 12(g) of the Exchange Act:

There are 31,257,115 shares of common stock outstanding as of September 30, 2001. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

                       TABLE  OF  CONTENTS
                       -------------------


PART  I     FINANCIAL  INFORMATION

            ITEM  1     FINANCIAL  STATEMENTS

            ITEM  2     MANAGEMENT'S  DISCUSSION  OF  OPERATIONS  AND  FINANCIAL
                        CONDITION

PART  II    OTHER  INFORMATION


            ITEM  7     SIGNATURES

PART  I     FINANCIAL  INFORMATION

            ITEM  1.    FINANCIAL  STATEMENTS








                               ICONET CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                       FOR THE NINE AND THREE MONTHS ENDED

                          SEPTEMBER 30, 2001, AND 2000

                                      WITH

                                REVIEW REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Accountants' Review Report.....................................2
Balance Sheets.............................................................4
Statements of Operations...................................................5
Statements of Changes in Stockholders' Equity..............................7
Statements of Cash Flows...................................................8
Notes to Financial Statements..............................................9

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


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


November 9, 2001

Board of Directors
Iconet Corporation

We have reviewed the accompanying balance sheet of Iconet Corporation (a Company in the development stage) as of September 30, 2001, and 2000 and the related statements of operations and changes in stockholders' equity for the nine and three months then ended, and the statements of cash flow for nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Iconet Corporation.

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

As more fully described in Note 1, subsequent to the issuance of the company's September 30, 2000, reviewed financial statements and our report thereon dated August 7, 2001, management became aware that those financial statements did not reflect the cancellation of a patent agreement, the cancellation of shares issued, nor stock issued for a consulting agreement. Accordingly, the accompanying 2000 financial statements have been restated to correct the error.

Also as discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




Mark Bailey & Co., Ltd.
Reno, Nevada


                               ICONET CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS


                                     ASSETS
                                                                   SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                                   ------------------        ------------------
CURRENT ASSETS
  Cash                                                             $                -        $                -
  Prepaid expenses                                                            385,000                         -
                                                                   ------------------        ------------------
    Total current assets                                                      385,000                         -
                                                                   ------------------        ------------------

FIXED ASSETS
  Computers                                                                         -                    65,203
  Accumulated depreciation                                                          -                    (6,713)
                                                                   ------------------        ------------------
    Total fixed assets                                                              -                    58,490
                                                                   ------------------        ------------------

OTHER ASSETS
  Deposits                                                                          -                       600
  Deferred tax asset (net of valuation allowance of
      $864,269 and $568,352)                                                        -                         -
                                                                   ------------------        ------------------
    Total other assets                                                              -                       600
                                                                   ------------------        ------------------
    Total assets                                                   $          385,000        $           59,090
                                                                   ==================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                 $          454,654        $          462,188
  Accrued expenses                                                            102,509                   122,314
  Bank overdraft payable                                                       27,887                    27,887
  Related party payable                                                       430,000                   302,888
  Advance from stockholder                                                      5,474                         -
  Interest payable                                                            136,704                    50,379
                                                                   ------------------        ------------------
    Total current and total liabilities                                     1,157,228                   965,656
                                                                   ------------------        ------------------
LINE OF CREDIT                                                                    -                     494,425
                                                                   ------------------        ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 31,257,115 shares issued and
    outstanding at September 30, 2001, and
    21,423,000 issued and outstanding at September 30, 2000                    31,257                    21,423
  Additional paid-in capital (as restated for September 2000)               2,221,906                   333,815
  Deferred compensation costs                                                (400,000)                        -
  Deficit accumulated during the development stage
    (as restated for September 2000)                                       (2,625,391)               (1,756,229)
                                                                   ------------------        ------------------
  Total stockholders' equity                                                 (772,228)               (1,400,991)
                                                                   ------------------        ------------------
  Total liabilities and stockholders' equity                       $          385,000        $           59,090
                                                                   ==================        ==================


             See the Accompanying Notes Accountants' Review Report


                               ICONET CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS


                                                CUMULATIVE FROM
                                               INCEPTION (AUGUST               NINE MONTHS             NINE MONTHS
                                                 1997) THROUGH                    ENDED                   ENDED
                                               SEPTEMBER 30, 2001          SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
                                            ------------------------  ------------------------- -------------------------
REVENUE

OPERATING COSTS AND EXPENSES
Consulting  (as restated for June 2000)                $ (1,153,658)                $ (208,250)               $ (405,958)
Research and development                                   (179,027)                         -                   (20,000)
Marketing expense                                          (159,394)                   (20,000)
Legal and accounting                                       (266,312)                  (140,153)                 (177,346)
Operating and administrative expense                       (793,214)                   (64,296)                 (362,387)
Depreciation expense                                         (5,562)                         -                    (6,713)
Amortization expense                                        (16,500)                         -                         -
                                            ------------------------  ------------------------- -------------------------

Net loss from operations                                 (2,573,667)                  (432,699)                 (972,404)
                                            ------------------------  ------------------------- -------------------------

NON-OPERATING INCOME
Dividend income                                               1,212                          -                       951
Loss on disposal of assets
Gain on cancellation of contracts                            90,604                          -                    90,604
                                            ------------------------  ------------------------- -------------------------

Net loss before interest expense
and income taxes                                         (2,481,851)                  (432,699)                 (880,849)
                                            ------------------------  ------------------------- -------------------------

Interest expense                                           (143,540)                   (44,991)                  (38,153)
                                            ------------------------  ------------------------- -------------------------

Net loss before income taxes                             (2,625,391)                  (477,690)                 (919,002)
                                            ------------------------  ------------------------- -------------------------

Provision for income taxes                                        -                          -                         -
                                            ------------------------  ------------------------- -------------------------

Net loss                                               $ (2,625,391)                $ (477,690)               $ (919,002)
                                            ========================  ========================= =========================


Loss per share                                         $    (1.3273)                $  (0.0455)               $  (0.0432)
                                            ========================  ========================= =========================


           See the Accompanying Notes and Accountants' Review Report


                               ICONET CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS



                                                      THREE MONTHS            THREE MONTHS
                                                          ENDED                   ENDED
                                                   SEPTEMBER 30, 2001       SEPTEMBER 30, 2000
                                              ------------------------- -------------------------
REVENUE

OPERATING COSTS AND EXPENSES
Consulting  (as restated for June 2000)                     $ (167,000)               $  (30,000)
Research and development                                             -                         -
Marketing expense                                                    -                         -
Legal and accounting                                           (97,591)                 (121,975)
Operating and administrative expense                            (2,383)                  (74,002)
Depreciation expense                                                 -                    (3,454)
Amortization expense                                                 -                         -
                                              ------------------------- -------------------------

Net loss from operations                                      (266,974)                 (229,431)
                                              ------------------------- -------------------------

NON-OPERATING INCOME
Dividend income                                                      -                         -
Loss on disposal of assets
Gain on cancellation of contracts                                    -                         -
                                              ------------------------- -------------------------

Net loss before interest expense
and income taxes                                              (266,974)                 (229,431)
                                              ------------------------- -------------------------

Interest expense                                                (1,468)                  (14,955)
                                              ------------------------- -------------------------

Net loss before income taxes                                  (268,442)                 (244,386)
                                              ------------------------- -------------------------

Provision for income taxes                                           -                         -
                                              ------------------------- -------------------------

Net loss                                                    $ (268,442)               $ (244,386)
                                              ========================= =========================


Loss per share                                              $  (0.0086)               $  (0.0114)
                                              ========================= =========================


           See the Accompanying Notes and Accountants' Review Report


                               ICONET CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For the Period From Inception Through September 30, 2001

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                                            DEFERRED      DURING THE
                                                    COMMON STOCK           ADDITIONAL     COMPENSATION    DEVELOPMENT     TOTAL
                                                  SHARES       AMOUNT    PAID-IN CAPITAL     COSTS           STAGE        EQUITY
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Issuance of shares to Company's officers
    and directors for cash in August 1997
    at $.01 per share                            1,000,000      $1,000            $9,000                 $         -    $  10,000
Net loss                                                                                                        (998)       (998)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at December 31, 1997                     1,000,000       1,000             9,000             -          (998)       9,002
Issuance of shares for cash from an offering
    in April 1998 at $.20 per share (less
    offering costs of $5,365)                    1,000,000       1,000           193,635                                  194,635
Issuance of shares to a related company for
    distribution rights, valued at the fair
    market value of the shares issued, in
    May 1998 at $.20 per share                     100,000         100            19,900                                   20,000
Net loss                                                                                                     (34,513)     (34,513)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at December 31, 1998                     2,100,000       2,100           222,535             -       (35,511)     189,124
Cancellation of the stock issued to the
    officers, directors, and the related
    company in January 1999 (as restated)       (1,100,000)     (1,100)          (18,900)                                 (20,000)
Stock split of 21:1 for the outstanding stock,
    retaining original par value, in January
    1999                                        20,000,000      20,000           (20,000)                                       -
Issuance of shares for patent rights, valued at
    the fair market value of the shares issued,
    in February 1999 at $.01 per share           2,000,000       2,000            18,000                                   20,000
Issuance of shares for consulting services,
    valued at the fair market value of the
    services received, in July 1999 at $.01
    per share                                      250,000         250             2,250                                    2,500
Net loss  (as restated)                                                                                     (806,793)    (806,793)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at December 31, 1999                    23,250,000      23,250           203,885             -      (842,304)    (615,169)
Issuance of shares for consulting services,
    valued at the fair market value of the
    services received in January 2000               75,000          75            74,528                                   74,603
Cancellation of shares issued for the patent
    rights in February 2000                     (2,000,000)     (2,000)          (18,000)                                 (20,000)
Issuance of shares for consulting services,
    valued at the fair market value of the
    services received in July 2000                  98,000          98            73,402                                   73,500
Net loss                                                                                                  (1,305,397)  (1,305,397)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at December 31, 2000                    21,423,000      21,423           333,815             -    (2,147,701)  (1,792,463)
Net loss                                                                                                    (126,332)    (126,332)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at March 31, 2001                       21,423,000      21,423           333,815             -    (2,274,033)  (1,918,795)
Issuance of shares to retire $210,000
    from the line of credit in May 2001         30,000,000      30,000           180,000                                  210,000
Net loss                                                                                                     (82,916)     (82,916)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at June 30, 2001                        51,423,000      51,423           513,815             -    (2,356,949)  (1,791,711)
Reverse stock split of 1:200 for the
    outstanding stock, retaining original par
    value, in July 2001                        (51,165,885)    (51,166)           51,166                                        -
Issuance of shares to retire $637,925
    from the line of credit in July 2001        30,000,000      30,000           607,925                                  637,925
Issuance of shares for consulting services
    with a fair value of $650,000 in July 2001   1,000,000       1,000           649,000                                  650,000
Deferred compensation cost for issuance of
    an option for 1,000,000 shares in September
    2001                                                                         400,000      (400,000)                         -
Net loss                                                                                                    (268,442)    (268,442)
                                                ----------   ---------   ---------------  ------------   -----------    ---------
Balance at September 30, 2001                   31,257,115   $  31,257       $ 2,221,906     $(400,000)  $(2,625,391)   $(772,228)
                                                ==========   =========   ===============  ============   ===========    =========


           See the Accompanying Notes and Accountants' Review Report


                               ICONET CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS

                                                    CUMULATIVE FROM
                                                   INCEPTION (AUGUST    NINE MONTHS        NINE MONTHS
                                                    1997) THROUGH     ENDED SEPTEMBER         ENDED
                                                  SEPTEMBER 30, 2001      30, 2001      SEPTEMBER 30, 2001
                                                  ------------------ -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss (as restated for June 2000)               $ (2,625,391)        $ (477,690)        $ (919,002)

    Adjustments to reconcile net loss to net cash used in operating activities:

      Amortization and depreciation expense                  22,062                  -              6,713
      Gain on cancellation of amortization                  (16,500)                 -            (16,500)
      Loss on disposal of assets                             59,641             59,641                  -
      Decrease in interest receivable                             -                  -                 11
      Decrease in deposits                                   14,925                600             14,325
      Increase in deferred tax asset                       (864,269)          (137,451)          (312,461)
      Increase (decrease) in accounts payable               459,654           (108,360)           255,735
      Increase  in related party payable                    430,000             67,500            195,388
      Increase in interest payable                          136,704             44,991             38,153
      Increase in deferred tax valuation allowance          864,269            137,451            312,461
      Increase in accrued expenses                          102,509              4,500            122,314
      Expenses paid by issuance of
        common stock                                        410,603            260,000             73,500
                                                  ------------------ ------------------ ------------------

      Net cash used in operating activities              (1,005,793)          (148,818)          (229,363)
                                                  ------------------ ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit paid                                            (14,925)                 -            (14,325)
    Purchase of fixed assets                                (65,203)                 -            (65,203)
                                                  ------------------ ------------------ ------------------

      Net cash used in investing activities                 (80,128)                 -            (79,528)
                                                  ------------------ ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds received from issuance of stock                204,635                  -                  -
    Proceeds from bank overdraft                             27,887                  -             27,887
    Advance from stockholder                                  5,474              5,474                  -
    Proceeds received from line of credit                   847,925            143,344            278,925
                                                  ------------------ ------------------ ------------------

      Net cash provided by financing activities           1,085,921            148,818            306,812
                                                  ------------------ ------------------ ------------------


      Net increase in cash                                        -                  -             (2,079)

      Cash and cash equivalents at
        December 31, 2000, and 1999                               -                  -              2,079
                                                  ------------------ ------------------ ------------------

      Cash and cash equivalents at
        June 30, 2001, and 2000                                 $ -                $ -                $ -
                                                  ================== ================== ==================



SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
During the nine months ended September 30, 2001, no amounts were actually paid for either interest or income taxes.

In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 of the line of credit.

In July 2001 the Company issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit.

In July 2001 the Company issued 1,000,000 shares of its common stock for consulting services valued at $645,000 and the retierment of a payable of $5,000.


           See the Accompanying Notes and Accountants' Review Report

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         The Company was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999 the Company changed its name to Digital Video Display Technology Corporation. The Company intended to create a Digital Video Display jukebox system for distribution in Canada and the United States. In July 2001 the Company changed its name to Iconet, Inc., and is planning to expand its activities to Europe.

         BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of Iconet, Inc. (the "Company") have been prepared pursuant to Securities and Exchange Commission rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         BASIS OF PRESENTATION (CONTINUED)
         The Company has prepared the financial statements for the nine and three-months ended September 30, 2001, and 2000, without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001, and 2000, and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2001, and 2000, the Company held no cash equivalents.

         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets. In May 2001 all assets were abandoned and a loss was recorded.

         PRIOR PERIOD ADJUSTMENTS
         The accompanying financial statements have been restated to correct errors made in 1999 and 2000. The adjustments decreased earnings and increased additional paid in capital. The effect of the restatement was to increase the net loss and the retained deficit for December 31, 1999, and September 30, 2000, by $10,000 ($.0004 per share), and
         $74,603, ($.0035 per share) respectively, both net of income tax of $0.

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         PRESENTATION
         The September 2000 financial statements have been reclassified to conform to the September 2001 presentation.

         LOSS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 2001, and 2000, the Company had no dilutive common stock equivalents such as stock options.

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

         The following is a schedule of the composition of the provision for income taxes:

                                                   SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                   ------------------      ------------------
            Deferred noncurrent tax asset               $892,460                $568,352
            Valuation allowance                         (892,460)               (568,352)
                                                        ---------               ---------

            Total provision for income taxes            $    -0-                $   -0-
                                                        =========               =========

         The net change in the valuation account was $165,642 and $312,461 for the nine months ended September 30, 2001, and 2000, respectively.

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


2.       FEDERAL INCOME TAXES (CONTINUED)
         Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $2,624,881, which expire in the years 2017 to 2021.

3.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand. In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 of the line of credit. In July 2001 the Company issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit. The balances at September 30, 2001, and 2000, were $-0- and $494,425, respectively. The line of credit remains available.

4.       RELATED PARTY TRANSACTIONS
         During the nine months ended September 30, 2001, and 2000, the Company paid approximately $ -0- and $76,615 in consulting fees, respectively, and $ -0- and $84,647 in legal fees to directors of the Company for the nine months ended September 30, 2001, and 2000, respectively. Outstanding balances payable for consulting and legal fees to the directors were $430,000 and $302, 888 at September 30, 2001, and 2000, respectively.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to an Officer and Director of the Company (see Note 7). The option expires in September 2006.


5.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


5. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at September 30, 2001, and 2000, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at September 30, 2001, and 2000.


6.       STOCKHOLDERS' EQUITY
         In August 1997 the Company issued 1,000,000 shares of common stock to its officers and directors at $0.01 per share, for a total of $10,000 in cash.

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

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


6.       STOCKHOLDERS' EQUITY (CONTINUED)
         The Company also issued 250,000 shares of its common stock to unrelated third parties at $.01 per share for a total of $2,500 for consulting services provided. These shares were issued at the fair market value of the consulting services.

         In January 2000 the Company issued 75,000 shares of restricted common stock to an unrelated third party for consulting. The value of the consulting received was $74,603.

         In February 2000 the Company cancelled the 2,000,000 shares issued for the patent rights.

         In July 2000 the Company issued 98,000 shares of its common stock in connection with a consulting agreement. The fair market value of the stock was $73,500.

         In May 2001 the Company issued 30,000,000 shares of its common stock to retire $210,000 from the line of credit.

         In July 2001 the Company authorized a stock split of 200:1 shares of its common stock. The Company retained the authorized number of shares and the par value of the common stock.

         In July 2001 the Company issued 30,000,000 shares of its common stock to retire $637,925 from the line of credit.

         In July 2001 the Company issued 1,000,000 shares of its common stock to unrelated third parties in exchange for consulting services with a fair value of $650,000.

                               ICONET CORPORATION
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2001, and 2000


7.       STOCK OPTIONS

         In April 1999 the Company issued an option to purchase 500,000 shares of common stock at $4.00 a share to a Director. The option does not reflect the reverse stock split of July 2001 (see Note 6). The Director resigned from the Company in May 2001, the options are still outstanding and will expire in April 2009.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to a Director of the Company (see Note 4). The option expires in September 2006. There were no related compensation costs included in the statements of operation for the nine and three months ended September 30, 2001, and 2002.

8.       COMMITMENTS AND CONTINGENCIES
         Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company is a defendant in an action by a former employee regarding his employment contract. In October 2001 the Company settled the suit, the terms of which were sealed by the court.

            ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIST



                                  ICONET, INC
                               SEPTEMBER 30, 2001


Since the last quarter was filed, Mr. Randy Miller was appointed as President and Secretary of the Corporation. Randy Moss and Marilyn Haft have both resigned their positions as officers and directors of the Company. The Company has been going through a re-organization; the Company's capital stock has had a 200:1 reverse split, and the name has been changed to Iconet, Inc. The Company has been working on reducing the debt and the payables of the Corporation. We are in the midst of reviewing our business plan and also assessing the viability of this business plan. We plan to move forward and try to settle all the outstanding issues from previous activities and addressing management issues that have been arising as we move through our corporate files. We intend to work on financing the company and moving forward with our business plan.

PART II     OTHER INFORMATION


            ITEM  7     SIGNATURES



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.



Date:  November 13, 2001                 /s/ RANDY MILLER
    -------------------------          -----------------------
                                             Randy Miller