Form 10KSB
period 2001-12-31
ICONET INC
filed 2002-04-16
CIK 1080360

SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                       Commission file number 333 - 72660


                                  ICONET, INC.
             (Exact name of registrant as specified in its Charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   86-0891931

                      (I.R.S. Employer Identification No.)

                                 8 Gaucho Drive
                         Rolling Hills Estates, CA 90274

                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: 416-682-9255

     Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

There are 31,257,115 shares of common stock outstanding as of December 31, 2001. The shares are traded on the OTC Bulletin Board.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained , to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On April 11, 2002, the aggregate market value of non-affiliate shares was $12,502,846.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,257,115 shares of which 30,150,000 were restricted shares. However, Registrant filed a Form SB-2 on November 1, 2001, seeking to register 30,150,000 shares of issued and outstanding shares of Common Stock for selling shareholders. The Form SB-2 is still in the comment period with the SEC and has not been declared effective.

                                TABLE OF CONTENTS

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

Item 5   Market for Common Equity and Related Stockholder Matters

Item 6   Management's Discussion and Analysis of Plan of Operations.

Item 7   Financial Statements

Item 8 Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.


PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

Item 10    Executive Compensation

Item 11    Security Ownership of Certain Beneficial Owners and
           Management

Item 12    Certain Relationships and Related Transactions

Item 13    Exhibits, List and Reports on Form 8-K

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND  AND  REORGANIZATION

Iconet, Inc., formerly known as Digital Video Display Technology Corp. (the "Company") was incorporated under the laws of the State of Nevada on August 1, 1997, under the name Meximed Industries. On January 27, 1999, we filed an Amendment to our Articles of Incorporation changing our name to Digital Video Display Technology Corp., and on July 12, 2001, filed an Amendment to our Articles of Incorporation changing our name to Iconet, Inc.

We were initially formed to engage in the business of developing, producing and distributing a non-reusable medical syringe. In July 1998, we raised a total of $200,000 in a public offering pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. The offering was approved for sale by The New York State Department of Law. After recognizing the syringe project was going to be far too expensive and difficult to pursue, we began looking for another business to acquire.

In January 1999, we completed a reorganization and change in control and acquired a License to a U.S. Patent for an audio video jukebox system from Software Control Systems International Inc., a Canadian corporation and unrelated third party (SCSI). As consideration for the License, we agreed to pay SCSI the sum of $250,000 U.S. in cash and issued SCSI 2,000,000 shares of our restricted common stock. The License was for a term of 15 years and granted us an exclusive right to market and sell the SCSI proprietary technology and products throughout Canada and the states of Oregon, Washington, Montana, Idaho and Hawaii. Subsequently, on May 10, 1999, we entered into a Distributor Agreement with SCSI granting SCSI the right to act as a distribution agent for us. Pursuant to the Agreement, we were to supply SCSI a minimum of 500 jukebox systems at a price of $7,500 which may be paid in full at the time of delivery or at the rate of $150 per month for 60 months.

On September 1, 1999, the SCSI agreement was modified. The amendment stated that we were obligated to pay the $250,000 in $20,000 installments, beginning December 15, 1999, with a final payment of $10,000 due on December 15, 2000. This amendment was never ratified by our Board. As of December 31, 1999, no payment had been made to the third party. The 2,000,000 restricted shares were to be held by SCSI for two years. SCSI had attempted to sell 230,000 shares of the stock before the two years expired, so we stopped the sale, and canceled the 2,000,000 shares.

On May 5, 2000, we received a letter from the SCSI attorneys demanding that the 2,000,000 shares be reinstated, and that we pay the $250,000 that was originally agreed upon. The letter also demanded a distributorship for two of the officers of SCSI to distribute our video jukeboxes at 10% commission in Canada and the Northwestern United States. Other settlement alternatives were also offered. We subsequently settled this dispute without litigation, and we retained no rights in or to the SCSI audio video juke system. The 2,000,000 shares remain cancelled and the $250,000.000 debt was cancelled. In the fourth quarter of 2001, our management had internal disagreements regarding the company's future course of action in order to achieve its business goals of producing and distributing video jukeboxes, and was experiencing financial difficulties. This caused the company to lose momentum, put the line of credit at risk and eventually resulted in new management being installed. In May 2001, Mr. Randy Miller was appointed by the then-directors to serve as a Director and sole officer of the Company, and the other directors resigned, leaving Mr. Miller as the sole director. Mr. Dalmata, and his group of investors, were interested in protecting their line of credit and repayment of monies drawn down on the line by the Company, and approved the appointment of Mr. Miller, and Mr. Dalmata was given the opportunity to be appointed as a director, if he chose to do so, during the two-year period commencing May 30, 2001, for a Director term of one year. To date, Mr. Dalmata has not requested that he be appointed as a director.

Subsequently, in 2001, the technology relating to the audio video jukebox industry changed significantly and we no longer require the patent held by SCSI to conduct our proposed business. We have developed a proprietary system, combining off-the-shelf components, which is not patented and may not be patentable, as we have not consulted with a patent counsel about the system we are using.

To date, we have not produced or sold any video jukeboxes, and currently have no orders for the purchase of any jukeboxes.

In May 2001, we issued shares to Mr. Kurt Dalmata in exchange for his reduction of monies we owed to him.

Subsequently, in July 2001, we effected a reverse stock split.

Subsequently, we issued an additional 30,000,000 shares in exchange for the reduction of $637,925 in debt. These shares are the shares currently being registered for resale in this registration statement.

PROPRIETARY TECHNOLOGY AND PRODUCTS

Our proprietary technology involves an audio video jukebox system, which we call the "DVD Juke System". It creates an interactive, audio-visual jukebox linked to a satellite server network (the "DVD Satellite System"). The DVD Juke System and the DVD Satellite System are collectively referred to as the "DVD System". In addition to our efforts to modify the operation of the conventional jukebox, the DVD System was also intended to create a totally new marketing venue for the music industry, as described below. We believe the advertising and marketing aspects of our system are proprietary.

THE DVD JUKE SYSTEM

Our main proposed product is the DVD Juke System, which is an interactive audio/video entertainment kiosk. We have completed a functioning prototype of the system and it has been demonstrated to selected individuals in New York, NY, where it is currently being held in safe-keeping in the office of one of our attorneys. We anticipate having a trial roll-out in August 2002. Based on the current state of development of our system, and existing technology, we believe we have determined our system has the features and capabilities set forth below.

Based on our work to date, and existing technology, we believe the DVD Juke System will have significant flexibility and content and will be capable of playing individual musical selections similar to a standard jukebox; however, the DVD Juke System also will have several additional revenue generating capabilities. A standard jukebox is able to store approximately 100 CD's, whereas the DVD Juke System is currently capable of storing, on the internal hard drive, 1,000 songs and 250 music videos. The Company expects to install improvements to the System such that, within several months, the DVD Juke System will be capable of storing 4,500 audio tracks and 3,000 music videos. Unlike a conventional jukebox, the DVD Juke System is capable of playing music videos, as well as audio tracks. Any number of video terminals and TV's can be connected by cable to the DVD Juke System and placed throughout each location. When a customer chooses a video selection, the DVD Juke System displays the video on the video terminals and TV's at the location and plays the audio track of the song on the location's sound system. The DVD Juke System also contains a user interface that enables a consumer to seek information about artists, receive coupons providing discounts on merchandise, and provides e-commerce connectivity to prime retail web sites that offer products. We believe this will provide additional capabilities to generate revenues because we intend to offer a greater selection of musical choices for the consumer.

The DVD Juke System's audio and video capability is intended to allow it to run the same full-fledged audio-visual advertisements as seen on television. The system has approximately 12,000 minutes of available ad space per month. We will be attempting to sell advertising time slots to national advertisers and we are currently in discussions with several companies in this regard. The advertisements will run for 15, 30 or 45 seconds. There are 16 advertising spots per hour during prime time that will be interlaced between the music video selections. In addition, the system will offer customized content, such as concerts, chat groups, custom comedy selections, new artist previews, infomercials, entertainment product marketing and merchandising video with instant click-through e-commerce opportunities, as well as many other potential programming highlights. This content is expected to create marketing opportunities for marketers and enhance the DVD Juke System's unique features.

The DVD Juke System will also print discount and cross-promotional coupons. Certain musical selections will trigger the DVD Juke System to print coupons extending offers from various marketers. The Company expects to derive revenue on a per-coupon-issued basis or by receiving a percentage of the sales generated by redeemed coupons.

In addition, the DVD Juke System will be connected to the Internet via a virtual private network, proprietary to us. Consumers will be automatically linked to the web sites of the record companies whose songs have been selected, and will be able to "click through" to additional web sites. Consumers will be able to browse through these web sites and to purchase CD's and merchandise at the sites.

The DVD Juke System's advertising, marketing and promotional capabilities are expected to provide advertisers and marketers with a new avenue with which they will be able to target a captive audience where they have chosen to sit and relax and may be prone to impulse purchasing. We believe this aspect of the DVD Juke System is unique to our system. The DVD Juke System is expected to effectively create a new advertising and promotional channel for marketers.

Currently, conventional jukeboxes allow for payment in cash only. The DVD Juke System will allow for payment by cash, credit card, debit cards and smart cards/ loyalty cards.

The DVD Juke System will also be capable of collecting, storing and disseminating data, including play lists and personal information input by its customers. The play lists generated by the DVD Juke System are flexible and are capable of providing the total number of plays of a given song, record company totals and location-specific information, depending on the desired output. We intend to market this information to record companies and brand advertisers.

The conventional jukebox is different from ours, in that it holds complete CD's. Because of this, several songs take up space in the jukebox that would otherwise not have been chosen by the jukebox owner. That is, in order to stock the one or two popular songs of a given artist on a given CD, the jukebox owner has no choice but to stock the rest of the songs on that artist's CD. With DVD Juke System technology, each song is copied in digital format onto the hard drive of the DVD Juke System, just as files are copied onto a computer's hard drive, allowing the location owner to stock only the specific tracks he/she wishes to stock. In this way, only the most popular songs by any given artist will be loaded onto the DVD Juke System's hard drive without any extraneous, unwanted songs taking up potential revenue-generating space.

An important and unique programming feature of the DVD Juke System is that the content can be customized for each location, and may be updated as frequently as a location owner desires. The location owner may order the DVD Juke System pre-programmed with standard combinations of rock and pop standards, jazz, country and western, and recent hits, or can order programming specifically tailored to their geographic area and/or their customers' demographics. Company will provide content and updating of content for $100.00 per month, providing an additional source of income to Company.

We anticipate it will cost approximately $200,000 to roll out our first products. This consists wages or salaries for 6 employees for 4 months ($150,000); and $50,000 for parts and equipment. Roll-out is expected in August 2002. We intend to use our monies from our $1.5 Million line of credit to pay these expenses.

THE DVD SATELLITE SYSTEM

The DVD Satellite System is a proprietary satellite server network which we anticipate will provide content and updated content to DVD Juke Systems throughout North America. The content will be transmitted, or "uplinked," from our central server to satellites, and then "downlinked" from the satellites to satellite dishes stationed at each location. The content will be stored in digital format on the DVD Juke Systems' high capacity hard drives. The Satellite System will also create a private network, which will be capable of collecting data and remotely managing the stand-alone DVD Juke Systems.

The DVD Satellite System technology is expected to significantly reduce the time and cost involved in providing content and updated content to sites once several locations have been installed. The DVD Satellite System technology will also allow for the easy and flexible loading and re-loading of content by providing updates by satellite, obviating the need to send service technicians to individual locations to update each DVD Juke System's content.

We do not intend to perform any additional work on the DVD Satellite System until we have rolled out our DVD Juke System, now anticipated in August 2002. We anticipate it will take an additional 3 months to complete development of our DVD Satellite System, and cost approximately $100,000 in parts and labor. We currently anticipate that we will have to use monies from our line of credit to pay these expenses.

SERVICE  AND  SUPPORT

We expect that the DVD Juke System will be sold with a content, service, maintenance, and management contract, which will be subcontracted to an independent third party. We have been verbally negotiating with several large, well-established independent service organizations which offer seven-day a week, 24-hour a day maintenance and service, but do not yet have any arrangements or agreements with anyone. We feel service will be a primary concern to location owners who have installed or are contemplating installing a DVD Juke System.

INDUSTRY  BACKGROUND

Currently, the conventional jukebox industry generates over $2.5 billion per year in coin drop revenues in the United States alone. (Vending Times, 1998.) There are approximately 350,000 jukeboxes operating in the United States. The average jukebox generates revenues of approximately $600 per month based on 1,800 selections played. Currently there are approximately 50 large distributors and 7,500 operators managing this business. (Vending Times, 1998.)

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

COMPETITION

Our primary competitors are manufacturers of conventional jukeboxes.

However, we have not been able to identify any competitors with technology comparable or similar to the DVD Juke System . However, all of our primary competitors in the conventional jukebox industry are substantially larger and have significantly greater financial resources than we do. In addition, their distribution channels are fully established and their brand names are well-known.

In 1997, manufacturers sold approximately 22,000 jukebox units for a total retail value of $132 million. The average retail price of a jukebox, loaded with content, was $6,000 per unit.

We have identified other competition for the DVD Juke System, primarily from audio music private networks, cable and satellite. Examples are MTV, MuchMusic, and VH1. Because these companies have entirely different distribution and pricing models than the conventional electro-mechanical jukebox companies, direct comparisons cannot be made.

However, many of these companies discussed above may have better marketing and distribution channels, and greater financial and other resources than us. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance of our products and services.

MARKETING PLAN- NORTH AMERICA

We intend to aggressively market the superior technology of the DVD Juke System. Our initial goal is to seek to replace many of the conventional jukeboxes located primarily in bars and restaurants with the DVD Juke System , as more fully described below. We believe we can accomplish this goal by forming business relationships with the top distributors in the conventional jukebox industry by offering a unique split of the coin drop revenues generated by the DVD Juke System, thereby enhancing the total revenue generated by its partners within the industry. However, we have not yet formed any such business relationships. We will also attempt to expand the market for the DVD Juke System beyond bars and restaurants to fast food restaurants, colleges, shopping centers, etc.

The feel the incentives provided to distributors for forging such relationships will be (i) significant new revenue potential from their distribution network,
(ii) exclusive territorial boundaries granted by Company, thereby ensuring maximum penetration of the new product, (iii) long-term access to new video products and (iv) access to the entertainment, e-commerce business. In addition, we have addressed what we believe the industry's current problems, as follows:

- By providing video, the cost per play can be increased to two selections for $1.00, thereby increasing the pay-for-play revenue;

- Because the DVD Juke System includes video, it can offer 600 minutes per month of prime time consumer and brand advertising;

- We can offer off-peak customized content of 12,480 minutes at Internet prices ($15.00 per hour) representing a minimum;

-  The DVD Juke system will retail at comparable prices to the standard jukebox;

- The entire system is networked for cost effective remote diagnostics and satellite downloading of content, reducing infrastructure;

- The distributors and operators will be able to remotely access each DVD Juke System, ensuring security and optimum management;

- The industry will have a state-of-the-art product for their locations that is revenue generating, versus subscription or cost; and

- The distributors will have a product that they can expand into many new channels of distribution, such as hotels, malls and fast food restaurants.

We intend to work closely with our distributors in marketing the DVD Juke System to the bars and restaurants that commonly have jukeboxes.

We are in the process of introducing the DVD Juke System to several national brand name advertisers, most of which have requested a demonstration.

To date, presentations have been made to several potential advertisers. However, no such advertisers have entered into agreements to date.

Our marketing plan also includes the following marketing and promotional activities, which we anticipate will create further interest in the DVD Juke
System:

(a) Test Marketing: We expect the DVD Juke System to be fully operational by mid-April 2002 and we intend to perform a 20-unit trial in the New York metropolitan area between May and July of 2002. Certain test locations will be chosen to market the DVD Juke System to the Hispanic and African American communities. We expect to fully launch the Juke System to the public in August 2002.

(b) Trade Shows: We will participate as an exhibitor to demonstrate the DVD Juke System and issue new product releases at selected national and international trade shows sponsored by the Amusement and Music Operators Association
    (AMOA) and Amusement Showcase International (ASI). We consider the following Year 2002 trade shows to be excellent venues in which to demonstrate our DVD Juke System: the Point-of-Purchase Advertising Institute Show, the Annual Nightclub and Bar Show, the Family Entertainment Centers Show, and the International Amusement Parks and Attractions Show. Other possible venues will include the National Restaurant Show, the Convenience Store Show, the American Hotel and Motel Show, and the International Shopping Center Show.

(c) Trade Publications: A number of print media opportunities exist for promoting the DVD Juke System in order to communicate the superiority of the DVD Juke System compared to conventional jukeboxes. These publications include Replay Magazine, Playmeter Magazine, Vending Times, Street Beat Magazine, Nightclub and Bar Magazine and Fun World Magazine. We intend to advertise its DVD Juke System in some or all of these publications to promote the product.

(d) Promotional Video and Informational Kit: We intend to produce a promotional/informational video describing the DVD Juke System and its features, benefits and values. A brochure and informational kit will also be created summarizing the features of the DVD Juke System. The materials will differentiate the product from its competitors' products outlining the advantages and superiority of the DVD Juke System over conventional jukeboxes.

MARKETING PLAN- EUROPE

On February 8, 2002, we announced the rollout and deployment of our new marketing program in Europe. We intend to market in Europe by forming strategic alliances with several existing companies that have in excess of 1,000 operating locations. Our strategy for execution of our marketing plan is to acquire existing companies that meet our criteria. We expect to finance through equity using Investment Bankers in Europe, and by allowing the acquired companies to participate on an equity level. The company feels this gives great incentive to all parties involved in the transaction, and anticipates this to maximize value for the shareholders.

Management has been in discussions with several privately held companies that have expressed strong indications of interest to form a strategic alliance. The Company expects to commence negotiations and anticipates signing contracts in the near future. If we are successful in forming an alliance, we believe the venture would yield a revenue stream in excess of $18,000,000.00 on an annualized basis, or approx. $.60 EPS for each strategic alliance.

The primary purpose of the company's European marketing plan is to manufacture and market an Internet Connection Kiosk, which can be described simply as a net-enabled equivalent of a public payphone offering Internet access for everything from email, music, advertisement, video-conferencing and the World Wide Web.

We currently have no agreements for implementation of our European marketing plan and have formed no strategic alliances with any third parties. The forgoing is simply our intent and plan for marketing in Europe.

MANUFACTURING  AND  DISTRIBUTION

We do not yet have any written or verbal contracts with anyone for manufacturing or distribution of our DVD Juke System.

PATENTS  AND  COPYRIGHT  PROTECTION

We do not have any patent or copyright protection for any of our products or services.

However, we have developed proprietary technology which is utilized in the DVD Juke System, and we continue to develop technology to further enhance the DVD Juke System. We believe the advertising and marketing aspects of our system are proprietary. The software comprising the DVD Juke System is anticipated to be covered by appropriate patent protection and copyright registration, which we intend to file when our attorneys advise us to do so. There is no assurance we will receive any patent protection for our technology, or if we do, that it will not infringe on an existing patent or technology. Also, even if we receive a patent, there is no assurance we will have the resources to defend it against claims by third parties.

LICENSES

We are actively pursuing license agreements with several record companies for the right to display music videos. We do not expect to incur a cost for such rights, but rather, in exchange for the right to display their videos, we are offering record companies programming information, such as play lists compiled by the DVD Juke System and cross-promotions. As an example of the proposed cross-promotions, every time a certain music video by a well-known artist is selected by a customer, we will program the DVD Juke System to also play, at no additional cost, a music video by an unknown artist that the record company is attempting to promote. Additionally, since music videos are primarily considered promotional materials by the record companies, as opposed to revenue generating assets, we will attempt to obtain the rights to display music videos on theDVD Juke System at no cost to us. However, we have not entered into any negotiations or agreements with record companies to provide recorded material at no cost.

We also intend to attempt to generate revenue from e-commerce, specifically by automatically linking consumers to the web sites of the record companies whose songs have been selected. The consumers will then be able to "click through" to additional web sites to browse, as well as to purchase CD's and merchandise. We intend to obtain licenses from web sites such as Amazon.com and CD Now to allow consumers to click through to such sites and purchase CD's and merchandise, but there is no assurance we will be able to obtain such licenses.

In accordance with The Copyright Act of 1976, as amended, we are not required to obtain licenses to stock the audio content of the DVD Juke System. Payment of a performance royalty is required for the songs played over the DVD Juke System; however, this fee is the responsibility of the location owner and we have no responsibility for this fee or for obtaining performance licenses for the locations.

We also intend to expand the scope of our content licenses and obtain licenses that will enable us to display sports highlight films, comedy clips and pay-per-view events on the DVD Juke System, but we do not yet have any agreements or arrangements to do so.

RELATIONSHIPS WITH THIRD-PARTIES

We currently have no relationships with any third parties, except for a $1.5 Million line of credit from 22 separate, unrelated individuals, all of whom reside in Europe. None of the 22 individuals are affiliated with Iconet or each other, either directly or indirectly.

During the year ended December 31, 1999, unrelated third parties issued the Company an unsecured $1,500,000 line of credit. The line of credit carries interest at 12% per annum and is due on demand. The balance at December 31, 2000, and 1999, was $704,581 and $290,700, respectively.

As of May 2001, we had drawn down a total of $847,925.00 on the line of credit. In May 2001, we repaid $210,000.00 of that total sum by issuing 30,000,000 restricted shares of our Common Stock (150,000 post-split) to Mr. Kurt Dalmata, a resident of Switzerland. Subsequently, in July 2001, we repaid the balance of $637,925.00 of that sum by issuing 30,000,000 restricted shares of our Common Stock to 21 separate, unrelated individuals. All of these 30,150,000 shares are now being registered in this registration statement, pursuant to the terms of a letter agreement whereby we agreed that, if the debt holders would accept restricted shares as full consideration for their debt, we would file a registration statement to register the shares issued to retire our debt. That is the purpose of this registration statement.

FUTURE  PROJECTS  IN  DEVELOPMENT

All of the projects discussed below are in development. However, we do have an operational prototype of our proposed DVD Juke System. We anticipate our prototype will be available for roll-out in July 2002.

We intend to attempt to generate additional future revenues by pressing, or "burning," CD's at each DVD Juke System. "Burning" a CD means copying a song or songs onto a blank CD.

We project the DVD Juke System to be able to burn CD's by the third quarter of 2002. When this process is fully operational, consumers will be able to copy onto a CD a song or songs they have selected on a fee-per-song basis. Company expects to generate revenue by retaining a percentage of the cost per song charged to the consumer. We intend to offer the record companies a percentage of the income generated by each burned CD in exchange for the right to reproduce their songs, while retaining a five to ten percent (5-10%) royalty for each song copied onto a CD by the DVD Juke System.

We are also developing technology which will allow the DVD Juke System to be capable of video-conferencing and dispensing cash as an automatic teller machine ("ATM"). These additional uses of the DVD Juke System involve only minor modifications to the our current technology. For example, the DVD Juke System technology is already capable of accepting and calculating the amounts of currency input into the unit; dispensing cash will involve only minor adjustments to already existing technology. Therefore, we expect to be able to implement these additional uses of the DVD Juke System in the third quarter of 2002.

In addition, with only minor additions to our content, the DVD Juke System will be capable of playing sports highlight films, comedy clips and pay-per-view events. These additional content categories do not involve technological advances, but merely expanding our content licenses and marketing these additional uses of the DVD Juke System to distributors, location owners and ultimate consumers. We intend to launch these efforts in the fourth quarter 2002.

We are also developing an independent audio and video network designed to provide background video and advertising for hospitality and retail locations. The system is designed to replace the VCR and Laser Disc players used by tens of thousands of hospitality and retail locations. The product is intended to provide interactive commercial support at the point of sale, creating a new media channel for locations to assist consumer brand companies in enhancing their visibility on the sites where their products are sold.

NEW PRODUCTS OR SERVICES.

We currently have no new products or services announced or planned to be announced to the public, except those discussed above. All of our proposed products and services are new and, as yet, have not reached the production stage. The financial information concerning these two segments of our business is set forth in our Financial Statements.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

As of the date of this prospectus, we have no need for raw materials or suppliers.

CUSTOMER BASE.

As of the date of this prospectus, we have no customers. If we are able to establish a customer base in the future, we do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

INTELLECTUAL PROPERTY.

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except those proprietary rights related to our software system for our DVD Juke System.

GOVERNMENTAL REGULATION ISSUES.

We are not now affected by direct government regulation. However, we are affected by laws, rules and regulations directly applicable to operation of our business, generally. However, due to increasing technology in the music industry, a number of laws and regulations may be adopted relating to the use of music and videos, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of music technology may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business relating to music and music videos. The adoption of any additional laws or regulations may decrease the growth of the industry, which, in turn, could decrease the demand for our products and services, and increase the cost of doing business in the music industry. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to music and music videos is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

RESEARCH AND DEVELOPMENT.

To date, we have not undergone any research and development, except that required to develop our DVD Juke System. We intend to commence research and development of our DVD Juke System in the 2nd quarter 2002. During the past two fiscal years, we have expended the sum of $50,000, in 2000 and $50,000, in 2001, for research and development.

ENVIRONMENTAL LAW COMPLIANCE.

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES.

We currently have one employee, Randy Miller, our president and a director, who works for our corporation part-time. We have no employment contracts and our employee is not a union member or affected by labor contracts. Since our one employee, Mr. Miller, is not skilled or experienced in the technical aspects of our business, we will need to hire technically suitable and experienced employees in the next few months to assist in execution of our business plans. We have not yet identified or contacted any such employees and there is no assurance we will be able to do so, as and when they are required, or on terms favorable to us. We will have to use monies from our $1.5 Million line of credit to fund the hiring of our proposed employees and their wages or salaries. We anticipate that we will need 6 skilled employees and expect to pay approximately $75,000 per year for each employee to assist us in the further development and roll-out of our products.

REPORTS TO SECURITY HOLDERS.

We are a reporting company under the requirements of the Exchange Act and file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of the material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

In May 2001, we issued 30,000,000 shares of our restricted Common Stock to an unrelated third party as consideration for reduction of $210,000.00 in principal on a line of credit. This transaction involved 1 foreign purchaser and was exempt from registration pursuant to Regulation S of the Securities Act of 1933, based on offshore transactions involving a non-U.S. person in a sale that took place entirely outside the U.S.

On July 12, 2001, we effected a reverse split of our total outstanding shares on the basis of 1 for 200, leaving a total of 257, 115 shares of our Common Stock outstanding.

In July 2001, we issued 30,000,000 shares of our common stock as consideration for repayment of $637,925.00 in principal on the line of credit issued to us by unrelated third party in 1999. This retired the entire balance due on the line of credit. This transaction involved 21 foreign purchasers and was exempt from registration pursuant to Regulation S of the Securities Act of 1933, based on offshore transactions involving all non-U.S. persons in sales that took place entirely outside the U.S.

The debts referenced above were not related in any way, except that all of the $837,925.00 was part of the $1.5 Million line of credit. All 22 persons to whom shares were issued were lenders under the line of credit. At the time the respective debts were exchanged for shares, the Company verbally agreed, as soon as possible, to register all of the shares under an SB-2 registration statement.


ITEM 2.   DESCRIPTION OF PROPERTY

The property held by Registrant consist of the following:

Our executive offices are located at 6 Adelaide Street East, #300, Toronto, Ontario, Canada M5C 1H6, where we share space in the offices our President, Randy Miller. The space is approximately 400 square feet total, of which we occupy a small portion without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

Merrill Lynch Canada Inc., filed suit against us on June 26, 2001, seeking damages regarding an alleged dispute related to the sale of our restricted common stock to Merrill Lynch by an unrelated third-party stockholder. The case is styled "Merrill Lynch vs. Digital Video Display Technology, and others", Action No. S-004012, in the Vancouver Law Court, Supreme Court of British Columbia. The case is still in its early stages and we are trying to reach a settlement with Merrill Lynch. At this time, we do not know if we will sustain a loss, or the amount of the loss. There has been no discovery in the case.

The Company was a defendant in an action by a former employee regarding his employment contract. The Company settled the case recently for $55,000.00.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders.


                                     PART II


ITEM 5.   MARKET FOR COMMON EQUITY STOCK AND OTHER SHAREHOLDER MATTERS

COMMON STOCK TRADING INFORMATION

The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The Company's shares of Common Stock are traded on the OTC Bulletin Board, under the symbol "ICON". The High/Low bid quotations for each quarter during the past two fiscal years are as follows:

Quarter Ended             High Bid        Low Bid

March 31, 2000              $1.78          $1.50

June 30, 2000               $ .635         $ .50

September 30, 2000          $ .31          $ .31

December 31, 2000           $ .03          $ .03

March 31, 2001              $ .01          $ .01

June 30, 2001               $ .005         $ .005

September 30, 2001          $ .56          $ .51


December 31, 2001           $1.45          $1.45


There are currently a total of approximately 48 shareholders of record, as of February 28, 2002.

Registrant filed a Form SB-2 on November 1, 2001, seeking to register 30,150,000 shares of issued and outstanding shares of Common Stock for selling shareholders. The Form SB-2 is still in the comment period with the SEC and has not been declared effective.

MARKET INFORMATION.

There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed or maintained.

The OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

However, broker-dealers may be discouraged from effecting transactions in our securities because they will be considered penny stocks and will be subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in a "penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Assuming we get our shares listed for trading, purchases and sales of our shares are expected to be generally facilitated by NASD broker-dealers who will act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market, assuming one develops.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transactions is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

As of December 31, 2001, there were approximately 60 holders of record of our common stock.

STOCK TRANSFER AGENT

Transfer Online, 227 S.W. Pine Street, Suite 300, Portland, Oregon 97204, telephone number (503) 227-2950, serves as Registrant's stock transfer agent for its securities.

DIVIDENDS

Registrant has not paid any cash dividends to any of its shareholders. The declaration of any future cash dividends will be at the sole discretion of the Board of Directors and will depend upon the earnings, if any, the capital requirements and financial position of Registrant, general economic conditions and other pertinent conditions. Unless otherwise determined by the Board of Directors, no dividends shall be paid on any share which has been purchased or redeemed by Registrant while the shares are held by Registrant. Pursuant to Registrant's Articles of Incorporation (attached hereto as Exhibit 3(I) and incorporated herein by reference), the Directors may, from time to time, capitalize any undistributed surplus on hand of Registrant and may from time to time issue shares, bonds, debentures or debt obligations of Registrant as a dividend representing such undistributed surplus on hand, or any part thereof. It is the present intention of Registrant not to pay any cash dividends in the foreseeable future, but rather to reinvest any earnings into its business operations.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Registrant's Common Stock may be deemed to be a penny stock and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The Nasdaq Small Cap Market. Consequently, the penny stock rules may restrict the ability of broker/ dealers to sell Registrant's securities and may adversely affect the ability of holders of Registrant's Common Stock to resell their shares in the secondary market.

ITEM 6.   PLAN OF OPERATION

The discussion contained in this prospectus contains "FORWARD-LOOKING STATEMENTS" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" or "ANTICIPATES" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus are applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to these differences include those discussed under the caption entitled "RISK FACTORS," as well as those discussed elsewhere in this registration statement.

We intend to continue development of our DVD Juke System, using independent contractors to perform all development functions, under the supervision of Mr. Randy Miller, our President.

There can be no assurance that funding will be available to pay for our development efforts on favorable terms to permit successful completion of our DVD Juke System product and services, or be successful in our business operations.

However, we do have our line of credit for $1,500,000.00 available, as we retired the last amount due on the line in July 2001. Nevertheless, if our current capital resources are insufficient to meet our future capital requirements, we may have to raise additional funds to continue development of our business. There can be no assurance that the funds will be available on favorable terms, if at all.

We currently intend to draw on the line of credit, as required, to fund our operations for the next 12 months, and assuming we receive no revenues, expect to spend the funds as follows:


                  Salaries                        $ 12,000
                  Independent Contractors         $250,000
                  Computers and Equipment         $ 50,000
                  Administrative Expenses         $ 24,000
                  Working Capital                 $ 50,000
                                                  --------

                                            Total $386,000


To the extent that we may need to raise additional capital through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in dilution to our shareholders.

Until such time as our DVD Juke System products and services are fully developed, or we enter into the internet service business, we do not expect to have any revenues from our operations. We anticipate that if our products and services become fully operational, we will generate revenues from the sale of products and services. There is no assurance that we will be successful in selling products or services. We have no other sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

If our company or its management receives proceeds from the sales of the securities by the selling security shareholders, which neither the company nor its management has any intent to do, those persons may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

We have also been researching the possibility of commencing a new business involving internet services in Europe. Specifically, providing internet services to consumers. However, we have not yet taken any steps to commence any business, beyond our research and investigation into the opportunities available. We have not commenced or entered into any arrangements or agreements with any party in this regard.



ITEM 7.   FINANCIAL STATEMENTS AND EXHIBITS

                                  ICONET, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                               DECEMBER 31, 2001,

                                       AND

                               DECEMBER 31, 2000,

                                      WITH

                                 AUDIT REPORT OF

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report.............................................2
Balance Sheet............................................................4
Statements of Operations.................................................5
Statements of Changes in Stockholders' Equity............................6
Statements of Cash Flows.................................................8
Notes to Financial Statements............................................9

                             MARK BAILEY & CO. LTD.

                          Certified Public Accountants
                             Management Consultants


        OFFICE ADDRESS:                                      MAILING ADDRESS:
1495 Ridgeview Drive, Ste. 200      Phone: 775/332.4200       P.O. Box 6060
    Reno, Nevada 89509-6634          Fax: 775/332.4210      Reno, Nevada 89513



                          INDEPENDENT AUDITORS' REPORT



       April 11, 2002


       Board of Directors
       Iconet, Inc.

       We have audited the accompanying balance sheet of Iconet, Inc. (a Company in the development stage) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iconet, Inc (a Company in the development stage), as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, and 2000, in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
       1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





       Mark Bailey & Co., Ltd.
       Reno, Nevada

                                  ICONET, INC.
                      (A Company in the Development Stage)
                                 BALANCE SHEET
                               December 31, 2001




                                     ASSETS

                                                              DECEMBER 31, 2001
CURRENT ASSETS
  Cash                                                        $           1,068
  Prepaid consulting expenses                                            81,250
                                                              ------------------
         Total current assets                                            82,318
                                                              ------------------
DEFERRED TAX ASSET (NET OF VALUATION
ALLOWANCE OF $1,025,175)                                                      -
                                                              ------------------

         Total assets                                         $          82,318
                                                              ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $         363,679
  Bank overdraft payable                                                 30,519
  Related party payable                                                 522,164
  Line of credit                                                         22,574
  Interest payable                                                      143,644
  Accrued expenses                                                       57,132
  Wages payable                                                          68,327
  Payroll tax payable                                                    16,338
                                                              ------------------
         Total current and total liabilities                          1,224,377
                                                              ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
         authorized, 31,257,115 issued and outstanding                   31,257
  Additional paid-in-capital                                          2,221,906
  Deferred compensation expense                                        (380,000)
  Deficit accumulated during the development stage                   (3,015,222)
                                                              ------------------
         Total stockholders' equity                                  (1,142,059)
                                                              ------------------

         Total liabilities and stockholders' equity           $          82,318
                                                              ==================




   The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001, and 2000


                                                          CUMULATIVE
                                                             DURING
                                                          DEVELOPMENT            YEAR ENDED               YEAR ENDED
                                                             STAGE            DECEMBER 31, 2001         DECEMBER 31, 2000
                                                        -----------------  ----------------------  ----------------------
REVENUE

OPERATING COSTS AND EXPENSES
    Operating and administrative expenses
        (including 1999 and 1998 as restated)            $    (2,874,855)       $       (755,949)        $    (1,316,383)
    Depreciation expense                                          (5,562)                      -                  (5,562)
    Amortization expense                                         (16,500)                      -                       -
                                                        -----------------  ----------------------  ----------------------

        Total operating costs and expenses                    (2,896,917)               (755,949)             (1,321,945)

NON-OPERATING INCOME
    Dividend income                                                1,212                       -                     951
    Gain on cancellation of contracts                             90,604                       -                  90,604
    Loss on disposal of assets                                   (59,641)                (59,641)                      -
                                                        -----------------  ----------------------  ----------------------

        Total non-operating income                                32,175                 (59,641)                 91,555

INTEREST EXPENSE (including 1999 as restated)                   (150,480)                (51,931)                (75,007)
                                                        -----------------  ----------------------  ----------------------

        Net loss before income taxes                          (3,015,222)               (867,521)             (1,305,397)
                                                        -----------------  ----------------------  ----------------------

    Provision for income taxes                                         -                       -                       -
                                                        -----------------  ----------------------  ----------------------

        Net loss                                         $    (3,015,222)       $       (867,521)        $    (1,305,397)
                                                        =================  ======================  ======================


        Loss per common share - basic                    $         (0.23)       $          (0.07)        $        (12.21)
                                                        =================  ======================  ======================

        Weighted average common shares -basic                 13,026,870              13,027,948                 106,880
                                                        =================  ======================  ======================

        Loss per common share - diluted                  $         (0.22)       $          (0.06)        $        (12.21)
                                                        =================  ======================  ======================

        Weighted average common shares- diluted               13,763,712              13,764,790                 106,880
                                                        =================  ======================  ======================


   The Accompanying Notes are an Integral part of These Financial Statements

                                  ICONET, INC.
                      (A Company in the Development Stage)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period from Inception (August 1, 1997) to December 31, 2001


                                                                                                  ACCUMULATED
                                                                                    ADDITIONAL   DEFICIT DURING
                                                COMMON STOCK          DEFERRED      PAID-IN       DEVELOPMENT       TOTAL
                                               SHARES      AMOUNT    COMPENSATION    CAPITAL          STAGE         EQUITY
                                            -----------  ----------  ------------  ------------  ---------------  -----------
Issuance of shares to Company's officers
  and directors for cash in August 1997
  at $.01 per share                           1,000,000  $    1,000                $      9,000  $             -  $    10,000

Net loss                                              -           -                           -             (998)        (998)
                                            -----------  ----------  ------------  ------------  ---------------  -----------
Balance at December 31, 1997                  1,000,000       1,000                       9,000             (998)       9,002

Issuance of shares for cash from an offering
  in April 1998 at $.20 per share (less
  offering costs of $5,365)                   1,000,000       1,000                     193,635                -      194,635

Issuance of shares to a related company for
  distribution rights, valued at the fair
  market value of the shares issued, in May
  1998 at $.20 per share                        100,000         100                      19,900                -       20,000

Net loss (as restated )                               -           -                           -          (34,513)     (34,513)
                                            -----------  ----------  ------------  ------------  ---------------  -----------

Balance at December 31, 1998                  2,100,000       2,100                     222,535          (35,511)     189,124

Cancellation in January 1999 of the stock
  issued to the officers, directors, and
  the related company                        (1,100,000)     (1,100)                    (18,900)                      (20,000)

Stock split of 1:21 for the outstanding
  stock, retaining original par value, in
  January 1999                               20,000,000      20,000                     (20,000)               -            -

Issuance of shares for patent rights,
  valued at the fair market value of the
  shares issued, in February 1999 at $.01
  per share                                   2,000,000       2,000                      18,000                -       20,000

Issuance of shares for consulting services,
  valued at the fair market value of the
  services received, in July 1999 at $.01
  per share                                     250,000         250                       2,250                         2,500

Net loss  (as restated)                               -           -                           -         (806,793)    (806,793)
                                            -----------  ----------  ------------  ------------  ---------------  -----------

Balance at December 31, 1999 (as restated)   23,250,000      23,250                     203,885         (842,304)    (615,169)





   The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      For the Period from Inception (August 1, 1997) to December 31, 2001


                                                                                                  ACCUMULATED
                                                                                    ADDITIONAL   DEFICIT DURING
                                                COMMON STOCK          DEFERRED      PAID-IN       DEVELOPMENT       TOTAL
                                               SHARES      AMOUNT    COMPENSATION    CAPITAL          STAGE         EQUITY
                                            -----------  ----------  ------------  ------------  ---------------  -----------
Balance at December 31, 1999 (as restated)   23,250,000  $   23,250                $    203,885  $      (842,304) $  (615,169)

Issuance of shares for consulting services,
  valued at the fair market value of the
  services received in January 2000              75,000          75                      74,528                        74,603

Cancellation in February 2000 of shares
  issued for patent rights                   (2,000,000)     (2,000)                    (18,000)                      (20,000)

Issuance of shares for consulting services,
  valued at the fair market value of the
  services received in July 2000                 98,000          98                      73,402                        73,500

Net loss                                                                                              (1,305,397)  (1,305,397)
                                            -----------  ----------  -----------   ------------  ---------------  -----------

Balance at December 31, 2000 (as restated)   21,423,000      21,423                     333,815       (2,147,701)  (1,792,463)

Issuance of shares to retire $210,000
  from the line of credit in May 2001        30,000,000      30,000                     180,000                       210,000

Reverse stock split of 2001 for the
  outstanding stock, retaining original par
  value, in July 2001                       (51,165,885)    (51,166)                     51,166                             -
                                            -----------  ----------  -----------   ------------  ---------------  -----------

Balance after stock split                       257,115         257                     564,981       (2,147,701)  (1,582,463)

Issuance of shares to retire $637,925
  from the line of credit in July 2001       30,000,000      30,000                     607,925                       637,925

Issuance of shares for consulting & legal
  services with a fair value of $650,000 in
  July 2001                                   1,000,000       1,000                     649,000                       650,000

Deferred compensation cost for issuance of
  an option for 1,000,000 shares in
  September 2001                                                        (400,000)      400,000                             -

Deferred compensation expense                                             20,000                                      20,000

Net loss                                                                                               (867,521)    (867,521)
                                            -----------  ----------  -----------   ------------  ---------------  -----------
Balance at December 31, 2001                 31,257,115  $   31,257  $  (380,000)  $  2,221,906  $    (3,015,222) $(1,142,059)
                                            ===========  ==========  ===========   ============  ===============  ===========


   The Accompanying Notes are an Integral Part of These Financial Statements

                                  ICONET, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                For the Years Ended December 31, 2001, and 2000


                                              CUMULATIVE DURING      YEAR ENDED          YEAR ENDED
                                              DEVELOPMENT STAGE   DECEMBER 31, 2001   DECEMBER 31, 2000
                                            ---------------------------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $    (3,015,222)    $     (867,521)     $   (1,305,397)

  Adjustments to reconcile net loss to net cash used in operating activities

    Amortization and depreciation expense                 22,062                  -               5,562
    Deferred compensation expense                         20,000             20,000                   -
    Gain on cancellation of amortization                 (16,500)                 -             (16,500)
    Loss on disposal of assets                            59,641             59,641                   -
    Decrease in interest receivable                            -                  -                  11
    Decrease in deposits                                  14,925                600                   -
    Increase in deferred tax asset                    (1,052,800)          (325,982)           (470,927)
    Increase (decrease) in accounts payable              427,654           (120,795)            333,638
    Increase in related party payable                    522,164            140,099             274,565
    Increase (decrease) in wages payable                  68,327            (13,344)             81,671
    Increase in interest payable                         143,644             51,931              75,007
    Increase in deferred tax valuation allowance       1,052,800            325,982             470,927
    Increase in accrued expenses                          73,470             57,132              16,338
    Expenses paid by issuance of
      common stock                                       655,378            504,775             148,103
                                            --------------------  -----------------   -----------------

    Net cash used in operating activities             (1,024,457)          (167,482)           (387,002)
                                            --------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposits paid                                        (14,925)                 -             (14,325)
    Purchase of capital assets                           (65,203)                 -             (65,203)
                                            --------------------  -----------------   -----------------

    Net cash used in investing activities                (80,128)                 -             (79,528)
                                            --------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received from issuance of stock               204,635                  -                   -
  Proceeds received from shareholder advances              5,474              5,474                   -
  Proceeds received from bank overdraft                   30,519              2,632              27,887
  Payment of shareholder advances                         (5,474)            (5,474)                  -
  Proceeds received from line of credit                  870,499            165,918             413,881
                                            --------------------  -----------------   -----------------

    Net cash provided by financing activities          1,105,653            168,550             441,768
                                            --------------------  -----------------   -----------------


    Net increase (decrease) in cash                        1,068              1,068             (24,762)

    Cash and cash equivalents at
      December 31, 2000, and 1999                              -                  -               2,079
                                            --------------------  -----------------   -----------------

    Cash and cash equivalents at
    December 31, 2001, and 2000                  $         1,068     $        1,068      $      (22,683)
                                            ====================  =================   =================

SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS

During the years ended December 31, 2001, and 2000, no amounts were actually paid for either interest or income taxes.

In May 2001 the Company issued 30,000,000 shares of its common stock to retire $21,000 of the line of credit

In July 2001 the Company issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit

In July 2001 the Company issued 1,000,000 shares of its common stock for consulting and legal services valued at $650,000

In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to a Director


   The Accompanying Notes are an Integral Part of These Financial Statements

                                 ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         Iconet, Inc. (the "Company") was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. The Company is in the development stage as its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999 the Company changed its name to Digital Video Display Technology Corporation. The Company intended to create a Digital Video Display jukebox system for distribution in Canada and the United States. In July 2001 the Company changed its name to Iconet, Inc., and is planning to expand its activities to Europe.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the company a line of credit for $100,000 (see Note 3). The Company plans to raise additional capital through private placements, ranging from $6,000,000 to $8,000,000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2001, and 2000, the Company held no cash equivalents.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         FIXED ASSETS
         Depreciation expense is provided for on a straight-line basis over the estimated useful lives of owned assets ranging from 3 to 5 years. In May 2001 all assets were abandoned and a loss was recorded.

         OPERATING AND ADMINISTRATIVE EXPENSES
         The major components of the operating and administrative expenses for the years ending December 31, 2001, and 2000 are:

                                                          2001           2000
                                                          ----           ----

            Consulting                                  $504,073       $740,205
            Salaries and wages and benefits               20,000        125,260
            Marketing and investor relations              20,000        140,174
            Legal and accounting                         198,424        126,159
            Rent expense                                     -0-         78,035
            Other expenses                                13,452        106,550
                                                        --------    -----------
                Total operating and administrative      $755,949    $ 1,316,383
                                                        ========    ===========

         RENT EXPENSE
         For the years ended December 31, 2001, and 2000, the total rent expense was $-0- and $78,035, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. Such costs were $-0- and $20,000 at December 31, 2001, and 2000, respectively.

         PRIOR PERIOD ADJUSTMENT
         The accompanying financial statements have been restated to correct an error made in 1999. The adjustment decreased earnings and increased additional paid in capital. The effect of the restatement was to increase the net loss and the retained deficit for December 31, 1999, by $10,000 ($0 per share), net of income tax of $0.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PRIOR PERIOD ADJUSTMENT (CONTINUED)

                                                                                           ACCUMULATED DEFICIT
                                                                     ADDITIONAL             DURING DEVELOPMENT
                                                                   PAID-IN CAPITAL                 STAGE
         Balances at December 31, 2000, as previously
         reported                                                      $ 323,815                 $ (2,137,701)

         Changes due to error corrected in 1999 financial
         statements                                                       10,000                      (10,000)
                                                                       ---------                 -------------

         Restated balances at December 31, 2000                        $ 333,815                 $ (2,147,701)
                                                                       =========                 =============



         LOSS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2001, and 2000, and from inception reflect the reverse stock split of 200:1 that was approved by the board of directors in July 2001.

         REVENUE RECOGNITION
         In 2000 the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. For service agreements the Company recognizes revenue on a straight-line basis over the contract period. During the years ending December 31, 2001, and 2000, there was no revenue.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         NEW ACCOUNTING PRONOUNCEMENTS
         In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations in accordance with the guidance in SFAS No. 141 as of December 31, 2001.

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. As of December 31, 2001, and 2000, the Company has no intangibles or goodwill. The Company has adopted SFAS No. 142 as of December 31, 2001.

         In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management does not feel that this standard will materially affect the Company.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         STATEMENT PRESENTATION
         The December 31, 2000, Financial Statements have been reclassified to conform to the December 31, 2001, presentation. Related party payables have been stated separately from other accounts payable. Wages payable have been stated separately from accrued expenses.

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

                                                      2001        2000
                                                      ----        ----
            Current tax provision                    $ -0-       $ -0-
            Deferred tax provision                     -0-         -0-
                                                     -----       -----

            Total provision for income taxes         $ -0-       $ -0-
                                                     =====       =====

         Deferred tax assets consisted of the following:

                                                        2001          2000
                                                        ----          ----
            Deferred noncurrent tax asset           $ 1,025,175     $ 726,818
            Valuation allowance                      (1,025,175)     (726,818)
                                                    ------------    ---------

            Net deferred noncurrent tax asset       $    -0-        $    -0-
                                                    ============    =========

         The net change in the valuation account was $ 298,357 and $470,927 in 2001 and 2000, respectively. Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $3,015,000, which expire in the years 2017 to 2021.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


3.       LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carried interest at 12% per annum and was due on demand. In May 2001 the company issued 150,000 shares of its common stock to retire $210,000 of the line of credit, for a value of approximately $.01 per share. In July the company issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit, for a value of approximately $.02 per share. The average market price of the stock per the OTC in May and July 2001 was $1.70 and $1.00, respectively. The balances of the line of credit at December 31, 2001, and 2000, were $0 and $704,581, respectively.

         In October 2001 the Company obtained a new unsecured line of credit from a shareholder for $100,000 at 12% per annum. The line of credit is due on demand. At December 31, 2001, the balance on this line of credit was $ 22,574.

4.       RELATED PARTY TRANSACTIONS
         During the years ended December 31, 2001, and 2000, the Company charged approximately $ 444,250 and $155,000, respectively to consulting expense, and $187,271 and $100,000, respectively to legal fees for services rendered by directors of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $522,164 and $382,065 at December 31, 2001, and 2000, respectively.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to an Officer and Director of the Company (see Note 8). The option expires in September 2006.

         In October 2001 a related party issued the company an unsecured $100,000 line of credit. The balance at December 31, 2001, was $22,574 (see Note 3).

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


5.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial Accounting Standards Board SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" is part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at December 31, 2001, and 2000, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at December 31, 2001, and 2000.

6.       STOCKHOLDERS' EQUITY
         In August 1997 the Company issued 1,000,000 shares of common stock to its officers and directors at $0.01 per share, for a total of $10,000 in cash.

         In April 1998, the Company issued 1,000,000 shares of common stock as part of an offering memorandum at $0.20 per share, for a total of $200,000 in cash, less offering costs of $5,365. In May 1998 the Company issued 100,000 shares of common stock, with a fair market value of $20,000, to a related company for the distribution rights to a non-reusable medical syringe.

         In January 1999 the Company canceled the 1,100,000 shares of common stock previously issued to the officers, directors, and the related company. Also in January 1999, the Company declared a forward stock split of 1:21 for the remaining 1,000,000 shares of common stock outstanding, retaining the $0.001 par value.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



6.       STOCKHOLDERS' EQUITY (CONTINUED)
         In February 1999 the Company issued 2,000,000 shares of common stock, with a fair market value of $20,000, for the patent rights to a jukebox entertainment system.

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

         In July 2001 the company authorized a reverse stock split of 200:1 shares of its common stock. The company retained the authorized number of shares and the par value of the common stock. The company also issued 30,000,000 shares of its common stock to retire $637,925 from the line of credit. Also in July 2001 the company issued 1,000,000 shares of its common stock to unrelated third parties in exchange for consulting and legal services with a fair value of $650,000.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


7.       STOCK OPTIONS
         The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. Deferred compensation is recorded when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

         In April 1999 the Company issued an option to purchase 2,500 shares of common stock at $4.00 a share to a Director. The fair value of the options was zero as the option price exceeded the market price at the grant date. The option reflects the reverse stock split of July 2001 (see Note 6). The Director resigned from the Company in May 2001. The options are still outstanding and will expire in April 2009.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to a Director of the Company (see Note 4). The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $20,000 and $-0- were included in the statements of operation for the years ended December 31, 2001, and 2000, respectively. The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on September 30, 2001, under the fair value method of SFAS 123. The Black Scholes option-pricing model was used with a risk free interest rate of 5.48%; dividend yield of 0.0%; a volatility factor of 100% and an expected life of 5 years. The fair value of the stock options granted in September 2001 is $.42 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have decreased deferred compensation by $80,000.

                                  ICONET, INC.
                      (A Company in the Development Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


8.       COMMITMENTS AND CONTINGENCIES
         There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at December 31, 2001, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

         Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company is a defendant in an action by a bank regarding an overdraft. The bank is seeking to recover $30, 519, which has been accrued by the Company.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Registrant has no disagreement with the Independent Accountants since inception.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our Bylaws provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current sole director and executive officer is as follows:

  NAME AND ADDRESS                AGE               POSITIONS HELD
  ----------------                ---               --------------

  Randy Miller                    45        President, Secretary, Treasurer and
                                            Director


Each director of the Company is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each officer of the Company is elected by the Board of Directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Mr. Miller was appointed to the Board by the past Board of Directors, concurrent with their respective resignations, in May 2001. For the past five years, and since 1995, Mr. Miller has been sole officer, director and shareholder of Adrea Capital Corporation, a Canadian corporation engaged in providing business and financial consulting services for small companies in Europe and Canada.

(b)      Significant Employees.

Other than Randy Miller, there are no employees who are expected to make a significant contribution to our corporation.

(c)      Family Relationships.

There are no family relationships among our officers, directors, or persons nominated for such positions.

EMPLOYMENT  AGREEMENTS

Mr. Randy Miller, the Company's sole officer and director,is not currently party to any employment agreement with the Company, nor are there any plans to enter into any agreements with Mr. Miller. However, it is currently contemplated that he will receive an annual salary of $12,000, commencing at such time as the Company's revenues can support the payment of this salary. No salaries will accrue. The Company presently has no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company, except for options granted by the Board of Directors to certain officers, directors and consultants to the Company.

There are no arrangements relating to a change in control of the Company.

(d)      Legal Proceedings.

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.


ITEM 10.  EXECUTIVE COMPENSATION

The Company's officer and director currently does not receive a salary for his services, and there is no plan to pay a salary unless the company has sufficient net revenues to afford to pay him.

There are no employment contracts between the Company and its officer and director.

The Company does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with the Company or from a change in control of the Company, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000. There is no arrangement relating to a change in control of the Company.


               OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

In September, 2001, we granted the following stock option to the following officer and director as compensation and incentives for services rendered to theCompany:

                                     PERCENT
                                     OF TOTAL
                   NUMBER OF         OPTIONS/
                   SECURITIES        SARS
                   UNDERLYING        GRANTED         EXERCISE      DATE OF
NAME OF HOLDER     OPTIONS GRANTED   FISCAL YR       PRICE         EXERCISE
--------------     ---------------   ---------       --------      --------

Randy Miller         1,000,000        100%(1)       $.10/Share       9/15/06

Marilyn Haft             2,500        100%(2)       $4.00/Share      4/30/09


(1) This percentage is based on the total number of option shares granted during 2001.

(2) This percentage is based on the total number of option shares granted during 1999. Ms. Haft is a former officer, director and counsel to the our company.

Any shares acquired through exercise of this option shall be restricted shares and may not, under any circumstances, be registered or in any way become free trading until two years from the date the shares are acquired through exercise of the option. The records of the stock transfer agency, as well as any certificates issued upon exercise of these options shall contain said restrictive legend.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of the Company.

There are no employment contracts between Registrant and any of its officers or directors.

Registrant does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with Registrant or from a change in control of Registrant, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of Registrant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2001, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Security Ownership of Officers and Directors.



                                            AMOUNT OF   NATURE OF
TITLE OF                                   BENEFICIAL   BENEFICIAL  PERCENT OF
CLASS    NAME & ADDRESS                       OWNER       OWNER      CLASS
-----    --------------                     ----------  ---------    ------

Common   Randy Miller (1)                   1,000,000    Direct        3%(2)
         8 Gaucho Drive
         Rolling Hills Estates, CA 90274

All Officers and Directors as a Group       1,000,000    Direct        3%
      (1 Individual)

(1) Mr. Miller has an option to acquire 1,000,000 shares of our restricted Common Stock at an exercise price of $.10 per share. This option expires September 15, 2006, and no portion has yet been exercised by Mr. Miller.

(2) Assumes exercise of option to purchase 1,000,000 shares.

Changes in Control.

There are currently no arrangements, which would result in a change in control of Iconet, Inc. However, Mr. Kurt Dalmata, a shareholder who owns 1,470,000 shares of Common Stock, has the right to be appointed as a director of our company.

FUTURE  SALES  BY  EXISTING  STOCKHOLDERS

All issued and outstanding shares of Common Stock of the Company are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act ("Rule 144"), save and except the shares which were issued under a public offering in the State of New York, pursuant to an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended, which are not "restricted securities" under Rule 144 and can be publicly sold, except for those Shares purchased by "affiliates" of the Company, as that term is defined in Rule 144.

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one (1) year after their acquisition. Sales of shares by "affiliates" are subject to volume restrictions and certain other restrictions pertaining to the manner of sale, all pursuant to Rule 144.

Registrant filed a Form SB-2 on November 1, 2001, seeking to register 30,150,000 shares of issued and outstanding shares of Common Stock for selling shareholders. The Form SB-2 is still in the comment period with the SEC and has not been declared effective.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our former officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons, except for an option granted to Mr. Randy Miller to acquire up to a total of 1,000,000 shares of our restricted Common Stock, at $.10 per share, and a loan from Mr. Kurt Dalmata, and his related ownership of 58% of our total outstanding shares during a portion of 2001.

Mr. Dalmata was issued 30,000,000 shares in May 2001 to retire $210,000 from the line of credit. Subsequently, in July 2001, the Company authorized a stock split of 200:1 for its total outstanding shares of common stock. This resulted in Mr. Dalmata's shares being reduced to a total of 150,000, which are currently owned by Mr. Dalmata.

We also had a related party payable during 2001, in the sum of $430,000.00, as disclosed in our September 30, 2001 Form 10-QSB. This was owed to two directors as salaries and one director as legal fees. The parties and amounts owed are as follows:

a. Marilyn Haft, Esq., a director, was owed $ 137,500 as and for legal services performed for the Company.

b. Randy Moss, a director and officer of the Company, was owed $100,000 as and for salary.

c. Lee Edmondson, a director and officer of the Company, was owed $182,500 as and for salary.

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form SB-2, filed on November 1, 2001. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8-K during the quarter ended December 31, 2001.

EXHIBIT NO.             DOCUMENT DESCRIPTION
-----------             ---------------------

3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form SB-2, filed November 1, 2001.

3.2 Bylaws- Incorporated by reference to the Form SB-2, filed November 1, 2001.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, Registrant caused the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ICONET, INC., a
Nevada corporation


By: /s/ RANDY MILLER                            Dated: April 15, 2002
    -----------------------------------------
        Randy Miller
        Chief Executive Officer and President


By: /s/ RANDY MILLER                            Dated: April 15, 2002
    -----------------------------------------
        Randy Miller
        Chief Financial Officer