Form 10QSB
period 2002-03-31
ICONET INC
filed 2002-05-17
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarter year ended March 31, 2002


                        Commission File Number: 000-28481


                                  ICONET, INC.

                                FORMERLY KNOWN AS

                     DIGITAL VIDEO DISPLAY TECHNOLOGY CORP.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


        Nevada                                            86-0891931
_______________________                     ____________________________________
(State of organization)                     (I.R.S. Employer Identification No.)


                                 8 Gaucho Drive
                         Rolling Hills Estates, CA 90274
                    ________________________________________
                    (Address of principal executive offices)


                                 (416) 682-9255
                _________________________________________________
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 31,257,115 shares of common stock outstanding as of September 30, 2001. The shares are traded on the OTC Bulletin Board, under the symbol "DVDT".

                                TABLE OF CONTENTS
                                _________________


PART I      FINANCIAL INFORMATION

            ITEM  1  FINANCIAL STATEMENTS

            ITEM  2  MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL
                     CONDITION

PART II     OTHER INFORMATION


            ITEM 7  SIGNATURES

PART I      FINANCIAL INFORMATION

            ITEM 1.   FINANCIAL  STATEMENTS









                               ICONET CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED

                            MARCH 31, 2002, AND 2001

                               TABLE OF CONTENTS


Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements


                                   ICONET, INC
                      (A Company in the Development Stage)
                                 BALANCE SHEETS


                                                         March 31, 2002
                                                           (Unaudited)      December 31, 2001
                                                         ______________     _________________

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $       620         $     1,068
  Prepaid expenses                                                  -              81,250
                                                          ___________         ___________
    Total current assets                                          620              82,318
                                                          ___________         ___________

DEFERRED TAX ASSET (NET OF VALUATION ALLOWANCE OF
$1,067,447 AND $1,025,175)                                          -                   -
                                                          ___________         ___________

    Total assets                                                  620              82,318
                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $   363,679         $   363,679
  Bank overdraft payable                                       30,519              30,519
  Related party payable                                       525,164             522,164
  Officer advances                                              3,600                   -
  Related party line of credit                                 60,274              22,574
  Interest payable                                            144,877             143,644
  Accrued expenses                                             34,230              57,132
  Wages payable                                                68,327              68,327
  Payroll tax payable                                          16,338              16,338
                                                          ___________         ___________
    Total current and total liabilities                     1,247,008           1,224,377
                                                          ___________         ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 31,257,115 shares issued and
    outstanding at March 31, 2002, and December 31, 2001       31,257              31,257
  Additional paid-in capital                                2,221,906           2,221,906
  Deferred compensation costs                                (360,000)           (380,000)
  Deficit accumulated during the development stage         (3,139,551)         (3,015,222)
                                                          ___________         ___________
    Total stockholders' equity                             (1,246,388)         (1,142,059)
                                                          ___________         ___________

    Total liabilities and stockholders' equity            $       620         $    82,318
                                                          ===========         ===========


                 See Notes to the Interim Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Cumulative From
                                                                  Inception (August      Three Months       Three Months
                                                                    1997) through           Ended              Ended
                                                                   March 31, 2002       March 31, 2002     March 31, 2001
                                                                  _________________     ______________     ______________


REVENUE

OPERATING COSTS AND EXPENSES
  Consulting                                                         $(1,538,231)        $   (88,750)        $  (41,250)
  Research and development                                              (179,027)                  -                  -
  Marketing expense                                                     (159,394)                  -            (20,000)
  Labor expense                                                          (40,000)            (20,000)                 -
  Legal and accounting                                                  (331,583)             (7,000)           (42,563)
  Operating and administrative expense                                  (749,716)             (7,346)            (1,671)
  Depreciation expense                                                    (5,562)                  -                  -
  Amortization expense                                                   (16,500)                  -                  -
                                                                     ___________         ___________         __________
    Total operating costs and expenses                                (3,020,013)           (123,096)          (105,484)

NON-OPERATING INCOME
  Dividend income                                                          1,212                   -                  -
  Gain on cancellation of contracts                                       90,604                   -                  -
  Loss on disposal of assets                                             (59,641)                  -                  -
                                                                     ___________         ___________         __________
    Total non-operating income                                            32,175                   -                  -

INTEREST EXPENSE                                                        (151,713)             (1,233)           (20,848)
                                                                     ___________         ___________         __________
  Net loss before income taxes                                        (3,139,551)           (124,329)          (126,332)
                                                                     ___________         ___________         __________

Provision for income taxes                                                     -                   -                  -
                                                                     ___________         ___________         __________
    Net loss                                                         $(3,139,551)        $  (124,329)        $ (126,332)
                                                                     ===========         ===========         ==========
Loss per common share - basic                                        $     (0.15)        $     (0.00)        $    (1.18)
                                                                     ===========         ===========         ==========
Weighted average common shares -basic                                 20,814,428          31,257,115            107,115
                                                                     ===========         ===========         ==========
Loss per common share - diluted                                      $     (0.14)        $     (0.00)        $    (0.04)
                                                                     ===========         ===========         ==========
Weighted average common shares- diluted                               21,719,791          32,162,478          2,857,115
                                                                     ===========         ===========         ==========


                 See Notes to the Interim Financial Statements



                                  ICONET, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Cumulative From
                                                        Inception (August      Three Months       Three Months
                                                          1997) through           Ended              Ended
                                                         March 31, 2002       March 31, 2002     March 31, 2001
                                                        _________________     ______________     ______________

Cash Flows from Operating Activities
    Net loss                                              $(3,139,551)          $(124,329)         $(126,332)

    Adjustments to reconcile net loss to net cash used in operating activities:

      Amortization and depreciation expense                    22,062                   -                  -
      Deferred compensation expense                            40,000              20,000                  -
      Gain on cancellation of amortization                    (16,500)                  -                  -
      Loss on disposal of assets                               59,641                   -                  -
      Decrease in deposits                                     14,925                   -                  -
      Increase in deferred tax asset                       (1,067,447)            (42,272)           (46,352)
      Increase (decrease) in accounts payable                 427,654                   -           (105,360)
      Increase  in related party payable                      525,164               3,000             67,500
      Increase in wages payable                                68,327                   -                  -
      Increase in interest payable                            144,877               1,233             20,848
      Increase in deferred tax valuation allowance          1,067,447              42,272             46,352
      Increase (decrease) in accrued expenses                  50,568             (22,902)                 -
      Expenses paid by issuance of
         common stock                                         736,628              81,250                  -
                                                          ___________           _________          _________

      Net cash used in operating activities                (1,066,205)            (41,748)          (143,344)
                                                          ___________           _________          _________

Cash Flows from Investing Activities
    Deposit paid                                              (14,925)                  -                  -
    Purchase of fixed assets                                  (65,203)                  -                  -
                                                          ___________           _________          _________

      Net cash used in investing activities                   (80,128)                  -                  -
                                                          ___________           _________          _________

Cash Flows from Financing Activities
    Proceeds received from issuance of stock                  204,635                   -                  -
    Proceeds received from officer advances                     3,600               3,600
    Proceeds received from shareholder advances                 5,474                   -
    Proceeds from bank overdraft                               30,519                   -                  -
    Payment of shareholder advances                            (5,474)                  -                  -
    Proceeds received from related party line of credit       908,199              37,700            143,344
                                                          ___________           _________          _________

      Net cash provided by financing activities             1,146,953              41,300            143,344
                                                          ___________           _________          _________


      Net increase in cash                                        620                (448)                 -

      Cash and cash equivalents at
         December 31, 2001, and 2000                                -               1,068                  -
                                                          ___________           _________          _________
      Cash and cash equivalents at
         March 31, 2002, and 2001                         $       620           $     620          $       -
                                                          ===========           =========          =========



SUPPLEMENTARY INFORMATION
During the three months ended March 31, 2002, and 2001, no amounts were actually paid for either interest or income taxes.


                 See Notes to the Interim Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 March 31, 2002


1.       BASIS OF PRESENTATION
         The accompanying unaudited interim financial statements of Iconet, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Such disclosures are those that would substantially duplicate information contained in the most recent audited financial statements of the Company, such as significant accounting policies and stock options. Management presumes that users of the interim statements have read or have access to the audited financial statements and notes thereto included in the Company's most recent annual report on Form 10-KSB.

2.       GOING CONCERN
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the Company a line of credit for $100,000 (see Note 3). Management is attempting to raise additional capital.

3.       RELATED PARTY LINE OF CREDIT
         In October 2001 the Company obtained an unsecured line of credit from a shareholder for $100,000 at 12% per annum. The line of credit is due on demand. At March 31, 2002, the outstanding balance on this line of credit was $ 60,274.

8.       COMMITMENTS AND CONTINGENCIES
         There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at March 31, 2002, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

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

         ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIST



                                   ICONET, INC
                                 MARCH 31, 2002


Since the year end, December 31, 2001, Mr. Randy Miller has been serving as President, Treasurer and Secretary of the Corporation. The Company has been going through a re-organization and has been working on reducing the debt and the payables of the Corporation. We are in the midst of reviewing our business plan and also assessing the viability of this business plan. We plan to move forward and try to settle all the outstanding issues from previous activities and addressing management issues that have been arising as we move through our corporate files. We intend to work on financing the company and moving forward with our business plan. We are also still processing a registration statement on Form SB-2.

PART II  OTHER INFORMATION


         ITEM 7.  SIGNATURES



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ICONET, INC.



Date:  May 17, 2002                      /s/ RANDY MILLER
    -------------------------          -----------------------
                                             Randy Miller