Form 10QSB
period 2002-06-30
ICONET INC
filed 2002-08-13
CIK 1080360

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
            of 1934 for the Quarterly Period Ended June 30, 2002

                     Commission File Number: 000-28481

                                Iconet, Inc.
                               -------------
     (Exact name of small business issuer as specified in its charter)

     Nevada                                                    86-0891931
--------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

8 Gaucho Hills Drive, Rolling Hills Estates, California            90274
-------------------------------------------------------          ----------
   (Address of Principal Executive Offices)                      (Zip Code)

                               (416) 682-9255
                         --------------------------
                        (Issuer's telephone number)

                                    N/A
                                    ----
            (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed be
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X      No
          ------         ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          There are 32,757,115 shares of common stock outstanding
            as of June 30, 2002.  The shares are traded on the
                OTC Bulletin Board, under the symbol "ICON".

                                   INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

     Item 2. Management's Discussion of Operations and Financial Condition

PART II - OTHER INFORMATION

     Signatures

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL INFORMATION
                                ICONET, INC.
                    (A Company in the Development Stage)
                               BALANCE SHEETS

                                   ASSETS
                                  -------
                                                June 30, 2002    December
                                                ------------- -------------
Current Assets                                   (Unaudited)     31, 2001
--------------                                  ------------- -------------
 Cash                                           $        199  $      1,068
 Prepaid expenses                                        -          81,250
                                                ------------- -------------
   Total current assets                                  199        82,318
                                                ------------- -------------
Deferred tax asset (net)                                 -             -
------------------------                        ------------- -------------
   Total Assets                                 $        199  $     82,318
                                                ============= =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------
Current Liabilities
-------------------
 Accounts payable                               $    355,644  $    363,679
 Bank overdraft payable                               30,519        30,519
 Related party payable                               498,565       522,164
 Officer advances                                     10,600           -
 Related party line of credit                        117,924        22,574
 Interest payable                                    148,347       143,644
 Accrued expenses                                     24,727        57,132
 Wages payable                                        68,327        68,327
 Payroll tax payable                                  16,338        16,338
                                                ------------- -------------
   Total current and total liabilities             1,270,991     1,224,377
                                                ------------- -------------
Commitments and Contingencies
-----------------------------

Stockholders' Deficit
---------------------
 Common stock, $.001 par value, 100,000,000
  shares authorized, 32,757,115 and
  31,257,115 shares issued and outstanding
  at June 30, 2002 and December 31, 2001              32,757        31,257
 Additional paid-in capital                        2,295,406     2,221,906
 Deferred compensation costs                        (340,000)     (380,000)
 Deficit accumulated during the development
  stage                                           (3,258,955)   (3,015,222)
                                                ------------- -------------
   Total Stockholders' Equity                     (1,270,792)   (1,142,059)
                                                ------------- -------------
   Total liabilities and stockholders' equity   $        199  $     82,318
                                                ============= =============

               See Notes to the Interim Financial Statements


                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENT OF OPERATIONS
                          -----------------------
                                (Unaudited)

                         Cumulative
                            From
                         Inception       Six          Six         Three        Three
                      (August 1997)    Months       Months      Months       Months
                           Through      Ended        Ended       Ended        Ended
                            June        June         June        June         June
                          30, 2002    30, 2002     30, 2001    30, 2002     30, 2001
                       ------------ -----------  ----------- -----------  -----------
Revenue
-------

Operating Costs
and Expenses
---------------
 Consulting           $ (1,608,396) $ (158,915) $   (41,250) $  (70,165) $       -
 Research and
  development             (179,027)        -            -           -            -
 Marketing expense        (159,394)        -        (20,000)        -            -
 Labor expense             (60,000)    (40,000)         -       (20,000)         -
 Legal and accounting     (349,034)    (24,451)     (42,563)    (17,451)         -
 Operating and
  administrative
  expenses                (674,198)     (9,863)      (1,671)     (2,517)         -
 Rent expense              (83,835)     (5,800)        (600)     (5,800)        (600)
 Depreciation expense       (5,562)        -            -           -            -
 Amortization expense      (16,500)        -            -           -            -
                       ------------ -----------  ----------- -----------  -----------
   Total operating
   costs and
   expenses             (3,135,946)   (239,029)    (106,084)   (115,933)        (600)
                       ------------ -----------  ----------- -----------  -----------

Non-operating Income
--------------------
 Dividend income             1,212         -            -           -            -
 Gain on cancellation
  of contracts              90,604         -            -           -            -
 Loss on disposal of
  assets                   (59,641)        -        (59,641)        -        (59,641)
                       ------------ -----------  ----------- -----------  -----------
   Total non-
   operating income         32,175         -        (59,641)        -        (59,641)
                       ------------ -----------  ----------- -----------  -----------

Interest expense          (155,184)     (4,704)     (43,523)     (3,471)     (22,675)
----------------       ------------ -----------  ----------- -----------  -----------

   Net loss before
   income taxes         (3,258,955)   (243,733)    (209,248)   (119,404)     (82,916)
                       ------------ -----------  ----------- -----------  -----------
 Provision for
 income taxes                  -           -            -           -            -
                       ------------ -----------  ----------- -----------  -----------
   Net loss           $ (3,258,955) $ (243,733) $  (209,248) $ (119,404) $   (82,916)
                       ============ ===========  =========== ===========  ===========

                      See Notes to Interim Financial Statements

                                     ICONET, INC.
                         (A Company in the Development Stage)
                               STATEMENT OF OPERATIONS
                               -----------------------
                                     (Unaudited)

                         Cumulative
                            From
                         Inception       Six          Six         Three        Three
                      (August 1997)    Months       Months      Months       Months
                           Through      Ended        Ended       Ended        Ended
                            June        June         June        June         June
                          30, 2002    30, 2002     30, 2001    30, 2002     30, 2001
                       ------------ -----------  ----------- -----------  -----------

 Loss per common
 share - basic        $      (0.52) $    (0.01) $     (1.95) $    (0.00) $     (0.32)
                       ============ ===========  =========== ===========  ===========
 Weighted average
 common shares
 - basic                 6,212,391  31,257,115      107,115  31,257,115      257,115
                       ============ ===========  =========== ===========  ===========
 Loss per common
 shares - diluted     $      (0.46) $    (0.01) $     (0.05) $    (0.00) $     (0.01)
                       ============ ===========  =========== ===========  ===========
 Weighted average
 common shares -
 diluted                 7,049,348  32,094,072    4,561,660  31,668,880    9,257,115
                       ============ ===========  =========== ===========  ===========


               See Notes to the Interim Financial Statements



                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                                (Unaudited)

                                          Cumulative From
                                        Inception (August   Six Months    Six Months
                                            1997) through   Ended June    Ended June
                                            June 30, 2002    30, 2002      30, 2001
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net loss                                    $(3,258,955) $   (243,733) $   (209,248)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization and depreciation expenses          22,062           -             -
  Deferred compensation expense                   60,000        40,000           -
  Gain on cancellation of amortization           (16,500)          -             -
  Loss on disposal of assets                      59,641           -          59,641
  Decrease in deposits                            14,925           -             600
  Deposit paid                                   (14,925)          -             -
  Increase in deferred tax asset              (1,135,670)      (82,870)      (74,543)
  Increase (decrease) in accounts payable        419,619        (8,035)     (105,360)
  Increase (decrease) in related party
   payable                                       498,565       (23,599)       67,500
  Increase in wages payable                       68,327           -             -
  Increase in interest payable                   148,347         4,703        43,523
  Increase in deferred tax valuation
   allowance                                   1,135,670        82,870        74,543
  Increase (decrease) in accrued expenses        116,065        42,595           -
  Expenses paid by issuance of common stock      736,628        81,250           -
                                             ------------  ------------  ------------
  Net cash used in operating activities       (1,146,201)     (106,819)     (143,344)
                                             ------------  ------------  ------------
Cash Flows from Investing Activities
------------------------------------
 Purchase of fixed assets                        (65,203)          -             -
                                             ------------  ------------  ------------
 Net cash used in investing activities           (65,203)          -             -
                                             ------------  ------------  ------------



               See Notes to the Interim Financial Statements



                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                                (Unaudited)

                                          Cumulative From
                                        Inception (August   Six Months    Six Months
                                            1997) through   Ended June    Ended June
                                            June 30, 2002    30, 2002      30, 2001
                                             ------------  ------------  ------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds received from issuance of stock        204,635           -             -
 Proceeds received from officer advances          16,074        10,600           -
 Proceeds from bank overdraft                     30,519           -             -
 Payment of officer advances                      (5,474)          -             -
 Proceeds received from line of credit           847,925           -         143,344
 Proceeds received from related party line
  of credit                                      117,924        95,350           -
                                             ------------  ------------  ------------
 Net cash provided by financing activities     1,211,603       105,950       143,344
                                             ------------  ------------  ------------
   Net increase in cash                              199          (869)          -

   Cash and cash equivalents at
   June 30, 2002 and 2001                            -           1,068           -
                                             ------------  ------------  ------------
   Cash and cash equivalents at
   June 30, 2002 and 2001                    $       199  $        199  $        -
                                             ============  ============  ============
Supplementary Information
-------------------------

During the six months ended June 30, 2002 and 2001, no amounts were actually paid for either interest or income taxes.

In June 2002 the Company issued 1,500,000 shares of its common stock for consulting services valued at $75,000.




               See Notes to the Interim Financial Statements

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------
                               June 30, 2002

1.   BASIS OF PRESENTATION
     ---------------------
     The accompanying unaudited interim financial statements of Iconet, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

New Pronouncements
------------------

     In May 2002 the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 has not had a material effect on the financial results.

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                -------------------------------------------
                               June 30, 2002


1.   BASIS OF PRESENTATION (CONTINUED)
     ---------------------------------
     STATEMENT PRESENTATION
     ----------------------
     The June 30, 2001, Financial Statements have been reclassified to conform to the June 30, 2002, presentation. Rent expense and loss on disposal of assets have been stated separately from operating and administrative expense.

     GOING CONCERN
     -------------
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the Company a line of credit for $100,000 (see Note 2). Management is attempting to raise additional capital.

2.   RELATED PARTY LINE OF CREDIT
     ----------------------------
     In October 2001 the Company obtained an unsecured line of credit from a shareholder for $150,000 at 12% per annum. The line of credit is due on demand on or after December 31, 2002. At June 30, 2002, the outstanding balance on this line of credit was $ 117,924.

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at June 30, 2002, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

     Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                -------------------------------------------
                               June 30, 2002

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------
     The Company is a defendant in an action by a bank regarding an overdraft. The bank is seeking to recover $30, 519, which has been accrued by the Company.

4.   CAPITAL STOCK
     -------------
     In June 2002 the Company issued 1,500,000 shares of common stock to an unrelated third party for consulting. The value of the consulting received was $75,000.

5.   SUBSEQUENT EVENTS
     -----------------
     In June 2002 the Company entered into an option to purchase 21 mining claims in Ontario, Canada with Sea Emerald Development Corp. (Sea Emerald) in exchange for payment of a nominal sum. A total of 10,000,000 shares of restricted common stock to be issued in 2,000,000 share increments every six months is due for a 100% interest in the mining claims. In July 2002 the Company issued the first 2,000,000 shares to Sea Emerald. The full 10,000,000 shares must be issued in order for the Company to obtain any interest in the mining claims. The Company is also obligated to pay 5% of net smelter returns from production as a royalty to Sea Emerald.

     In July 2002 the Company issued 1,000,000 shares in a private placement to an unrelated third party at $0.25 per share.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

     Since the end of the last quarter the company has put its Internet kiosk business into an inactive status, pending further business developments. The Company, through its new personnel and resources, has reviewed, and continues to review, its corporate files, books and records, and based thereon, it has not been able to conclusively identify a basis for a certain undetermined amount of its current Accounts Payable and for the Related Parties payable to previous management. We have been unable, at this point, to locate back up documentation or back up invoices for some of such payables. Our review continues in this regard.

     The Company has withdrawn its registration statement that was previously filed on Form SB-2.

     The Company has acquired the option to buy 21 mining claims in The Porcupine Mining Division in the Northern Ontario, Canada. The Claims are in the Shaw Dome region in the Timmins, Canada area. This area has a history of producing major mining activity. We are looking forward to exploration and drilling of this property to try and achieve greater shareholder value. During July 2002, the Company raised US $250,000.00 through a private placement to accredited investors and issued 1,000,000 shares of its restricted common stock, at a price of US $0.25 per share. The proceeds from this offering are currently being used to do exploration work on our newly-acquired claims and for general working capital.

     The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval.



PART II. OTHER INFORMATION

Item 7.   Signatures


                                 Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ICONET, INC.

August 12, 2002                              /S/ Randy Miller
                                             ------------------
                                             Randy Miller


                         CERTIFICATION PURSUANT TO

                           18 U.S.C. SECTION 1350

                           AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY OF 2002


In connection with the Quarterly Report of Iconet, Inc. on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002, that to the best of his knowledge:


1. The Report fully complies with the requirements of Section 13 (a) pr 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



August 12, 2002                              /S/ Randy Miller
                                             ------------------
                                             Randy Miller
                                             Chairman and CEO