Form 10QSB/A
period 2002-06-30
ICONET INC
filed 2002-08-28
CIK 1080360

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10QSB/A

             Quarterly Report Under Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934 for
                  the Quarterly Period Ended June 30, 2002

                     Commission File Number: 000-28481

                                Iconet, Inc.
                                ------------
     (Exact name of small business issuer as specified in its charter)

          Nevada                                               86-0891931
-------------------------------                           -----------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

8 Gaucho Hills Drive, Rolling Hills Estates, California            90274
-------------------------------------------------------         -----------
   (Address of Principal Executive Offices)                      (Zip Code)

                               (416) 682-9255
                              ---------------
                        (Issuer's telephone number)

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

Yes    X       No
     -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There are 34,757,115 shares of common stock outstanding as of June 30, 2002. The shares are traded on the OTC Bulletin Board, under the symbol "ICON".

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

                                        ASSETS
                                        ------
                                                                 June
                                                               30, 2002     December
                                                             (Unaudited)    31, 2001
                                                             -----------  -----------
Current Assets
 Cash                                                        $      199  $     1,068
 Prepaid expenses                                                   -         81,250
                                                             -----------  -----------
   Total current assets                                             199       82,318
                                                             -----------  -----------
Deferred tax asset (net)                                            -            -
------------------------                                     -----------  -----------
   Total Assets                                              $      199  $    82,318
                                                             ===========  ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        --------------------------------------
Current Liabilities
-------------------
 Accounts payable                                            $  355,644  $   363,679
 Bank overdraft payable                                          30,519       30,519
 Related party payable                                          498,565      522,164
 Officer advances                                                10,600          -
 Related party line of credit                                   117,924       22,574
 Interest payable                                               148,347      143,644
 Accrued expenses                                                24,727       57,132
 Wages payable                                                   68,327       68,327
 Payroll tax payable                                             16,338       16,338
                                                             -----------  -----------
   Total current and total liabilities                        1,270,991    1,224,377
                                                             -----------  -----------
Commitments and Contingencies
-----------------------------
 Stockholders' Deficit
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 34,757,115 and 31,257,115 shares issued
  and outstanding at June 30, 2002 and December 31, 2001         34,757       31,257
 Common stock subscribed                                          8,000          -
 Additional paid-in capital                                   2,785,406    2,221,906
 Deferred compensation costs                                   (340,000)    (380,000)
 Mining rights receivable                                      (500,000)         -
 Deficit accumulated during the development stage            (3,258,955)  (3,015,222)
                                                             -----------  -----------
   Total Stockholders' Equity                                (1,270,792)  (1,142,059)
                                                             -----------  -----------
   Total liabilities and stockholders' equity                $       199 $    82,318
                                                             ===========  ===========

               See Notes to the Interim Financial Statements

                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENT OF OPERATIONS
                          -----------------------
                                        (Unaudited)

                              Cumulative
                             from August
                              Inception      Six        Six       Three       Three
                           (August 1997)    Months     Months     Months      Months
                                 through     Ended      Ended      Ended       Ended
                                  June       June       June       June        June
                                30, 2002   30, 2002   30, 2001   30, 2002    30, 2001
                            ------------ ---------- ---------- ----------  ----------
Revenue
-------

Operating Costs
and Expenses
---------------
 Consulting                $ (1,608,396) $(158,915) $ (41,250) $ (70,165)  $     -
 Research and development      (179,027)       -          -          -           -
 Marketing expense             (159,394)       -      (20,000)       -           -
 Labor expense                  (60,000)   (40,000)       -      (20,000)        -
 Legal and accounting          (349,034)   (24,451)   (42,563)   (17,451)        -
 Operating and
  administrative expenses      (674,198)    (9,863)    (1,671)    (2,517)        -
 Rent expense                   (83,835)    (5,800)      (600)    (5,800)       (600)
 Depreciation expense            (5,562)       -          -          -           -
 Amortization expense           (16,500)       -          -          -           -
                            ------------ ---------- ---------- ----------  ----------
   Total operating costs
   and expenses              (3,135,946)  (239,029)  (106,084)  (115,933)       (600)
                            ------------ ---------- ---------- ----------  ----------
Non-operating Income
--------------------
 Dividend income                  1,212        -          -          -           -
 Gain on cancellation of
  contracts                      90,604        -          -          -           -
 Loss on disposal of
  assets                        (59,641)       -      (59,641)       -       (59,641)
                            ------------ ---------- ---------- ----------  ----------
Total non-operating income       32,175        -      (59,641)       -       (59,641)
                            ------------ ---------- ---------- ----------  ----------
Interest expense               (155,184)    (4,704)   (43,523)    (3,471)    (22,675)
                            ------------ ---------- ---------- ----------  ----------
Net loss before
income taxes                 (3,258,955)  (243,733)  (209,248)  (119,404)    (82,916)
                            ------------ ---------- ---------- ----------  ----------
Provision for
income taxes                        -          -          -          -           -
                            ------------ ---------- ---------- ----------  ----------
Net loss                   $ (3,258,955) $(243,733) $(209,248) $(119,404)  $ (82,916)
                            ============ ========== ========== ==========  ==========


Loss per common
 share - basic             $      (0.52) $   (0.01) $   (1.95) $   (0.00)  $   (0.32)
                            ============ ========== ========== ==========  ==========
Weighted average common
shares - basic                6,212,391  31,257,115    107,115 31,257,115     257,115
                            ============ ========== ========== ==========  ==========
Loss per common shares
 - diluted                  $     (0.46) $   (0.01) $   (0.05) $   (0.00)  $   (0.01)
                            ============ ========== ========== ==========  ==========

Weighted average common
shares - diluted               7,049,348    836,957  4,561,660 31,668,880   9,257,115
                            ============ ========== ========== ==========  ==========



               See Notes to the Interim Financial Statements

                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                                (Unaudited)

                                          Cumulative From
                                        Inception (August   Six Months    Six Months
                                            1997) through   Ended June    Ended June
                                            June 30, 2002    30, 2002      30, 2001
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net loss                                    $(3,258,955) $   (243,733) $   (209,248)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization and depreciation expenses          22,062           -             -
  Deferred compensation expense                   60,000        40,000           -
  Gain on cancellation of amortization           (16,500)          -             -
  Loss on disposal of assets                      59,641           -          59,641
  Decrease in deposits                            14,925           -             600
  Deposit paid                                   (14,925)          -             -
  Increase in deferred tax asset              (1,135,670)      (82,870)      (74,543)
  Increase (decrease) in accounts payable        419,619        (8,035)     (105,360)
  Increase (decrease) in related party
   payable                                       498,565       (23,599)       67,500
  Increase in wages payable                       68,327           -             -
  Increase in interest payable                   148,347         4,703        43,523
  Increase in deferred tax valuation
   allowance                                   1,135,670        82,870        74,543
  Increase (decrease) in accrued expenses        116,065        42,595           -
  Expenses paid by issuance of common stock      736,628        81,250           -
                                             ------------  ------------  ------------
Net cash used in operating activities         (1,146,201)     (106,819)     (143,344)

Cash Flows from Investing Activities
------------------------------------
 Purchase of fixed assets                        (65,203)          -             -
                                             ------------  ------------  ------------
Net cash used in investing activities            (65,203)          -             -
                                             ------------  ------------  ------------
Cash Flows from Financing Activities
------------------------------------
 Proceeds received from issuance of stock        204,635           -             -
 Proceeds received from officer advances          16,074        10,600           -
 Proceeds from bank overdraft                     30,519           -             -
 Payment of officer advances                      (5,474)          -             -
 Proceeds received from line of credit           847,925           -         143,344
 Proceeds received from related party line
  of credit                                      117,924        95,350           -
                                             ------------  ------------  ------------
Net cash provided by financing activities      1,211,603       105,950       143,344
                                             ------------  ------------  ------------
Net increase in cash                                 199          (869)          -

Cash and cash equivalents at
June 30, 2002 and 2001                               -           1,068           -
                                             ------------  ------------  ------------
Cash and cash equivalents at
June 30, 2002 and 2001                       $       199  $        199  $        -
                                             ============  ============  ============

Supplementary Information
-------------------------
During the six months ended June 30, 2002 and 2001, no amounts were actually paid for either interest or income taxes.

In June 2002 the Company issued 1,500,000 shares of its common stock for consulting services valued at $75,000.

Also in June 2002 the Company issued 2,000,000 shares of its common stock as a partial payment for mining rights.


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

                             ICONET, INC.
                 (A Company in the Development Stage)
               NOTES TO THE INTERIM FINANCIAL STATEMENTS
              ------------------------------------------
                             June 30, 2002

1.   Basis of Presentation (continued)
     ---------------------------------
     Statement Presentation
     ----------------------
     The June 30, 2001, Financial Statements have been reclassified to conform to the June 30, 2002, presentation. Rent expense and loss on disposal of assets have been stated separately from operating and administrative expense.

     Going Concern
     -------------
     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the Company a line of credit for $150,000 (see Note 3). Management is attempting to raise additional capital.

2.   Mining rights
     -------------
     In June 2002 the Company entered into an option to purchase 21 mining claims in Ontario, Canada with Sea Emerald Development Corp. (Sea Emerald) in exchange for payment of a nominal sum. A total of 10,000,000 shares of restricted common stock (valued at $500,000 on the date that the agreement was signed) to be issued in 2,000,000 share increments every six months is due for a 100% interest in the mining claims. In June 2002 the Company issued the first 2,000,000 shares to Sea Emerald. The full 10,000,000 shares must be issued in order for the Company to obtain any interest in the mining claims. The Company is also obligated to pay 5% of net smelter returns from production as a royalty to Sea Emerald. The Company also has the rights to purchase back 2% of net smelter returns from production for $1,000,000 Cdn. for each percentage point.

3.   Related Party Line of Credit
     ----------------------------
     In October 2001 the Company obtained an unsecured line of credit from a shareholder for $150,000 at 12% per annum. The line of credit is due on demand on or after December 31, 2002. At June 30, 2002, the outstanding balance on this line of credit was $ 117,924.

4.   Commitments and Contingencies
     -----------------------------
     There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at June 30, 2002, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

     Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

                             ICONET, INC.
                 (A Company in the Development Stage)
               NOTES TO THE INTERIM FINANCIAL STATEMENTS
              ------------------------------------------
                             June 30, 2002

4.   Commitments and Contingencies continued
     -----------------------------
     The Company is a defendant in an action by a bank regarding an overdraft. The bank is seeking to recover $30, 519, which has been accrued by the Company.

5.   Capital Stock
     -------------
     In June 2002 the Company issued 1,500,000 shares of common stock to an unrelated third party for consulting. The value of the consulting received was $75,000.

     Also in June 2002 the Company issued 2,000,000 shares of common stock as the first payment for mining rights. (See Note 2)

6.   Subsequent Events
     -----------------
     In July 2002 the Company issued 1,000,000 shares in a private placement to an unrelated third party at $0.25 per share.

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

Mr. Stewart Jackson joined the Board of Directors in July 2002.

The Company has filed this amendment to its 10Q to properly reflect the transaction of its mining claims. The Company also expects to issue the balance of the stock required to complete the transaction of the mineral claims in the third quarter.

The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval.
PART II. OTHER INFORMATION

Item 7.   Signatures


                                       Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ICONET, INC.

August 26, 2002                    /S/ Randy Miller
                                   -------------------------
                                   Randy Miller

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



August 26, 2002                    /S/ Randy Miller
                                   --------------------------
                                   Randy Miller
                                   Chairman and CEO