Form 10QSB
period 2002-09-30
ICONET INC
filed 2002-11-14
CIK 1080360

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002

                     Commission File Number: 000-28481

                                Iconet, Inc.
                               -------------
     (Exact name of small business issuer as specified in its charter)

          Nevada                                               86-0891931
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

8 Gaucho Hills Drive, Rolling Hills Estates, California             90274
-------------------------------------------------------          ----------
   (Address of Principal Executive Offices)                      (Zip Code)

                               (416) 682-9255
                               --------------
                        (Issuer's telephone number)

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

There are 45,757,115 shares of common stock outstanding as of September 30, 2002. The shares are traded on the OTC Bulletin Board, under the symbol "ICON".

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

                                        ASSETS
                                       -------
                                                             September
                                                              30, 2002      December
Current Assets                                              (Unaudited)     31, 2001
--------------                                             ------------  ------------
 Cash                                                     $     61,795  $      1,068
 Prepaid expenses                                              266,667        81,250
                                                           ------------  ------------
   Total current assets                                        328,462        82,318
                                                          ------------   ------------
Other Assets
------------
 Mining rights                                                 515,000           -
 Deferred tax asset (net)                                          -             -
                                                           ------------  ------------
   Total Other Assets                                          515,000           -
                                                           ------------  ------------
   Total Assets                                           $    843,462  $     82,318
                                                           ============  ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------
Current Liabilities
-------------------
 Accounts payable                                         $    355,644  $    363,679
 Note payable                                                   38,257        30,519
 Related party payable                                         521,065       522,164
 Officer advances                                               14,900           -
 Related party line of credit                                     -           22,574
 Interest payable to a related party                           150,458       143,644
 Accrued expenses                                               17,816        57,132
 Wages payable                                                  68,327        68,327
 Payroll tax payable                                            16,338        16,338
                                                           ------------  ------------
   Total current and total liabilities                       1,182,805     1,224,377
                                                           ------------  ------------
Commitments and Contingencies
-----------------------------

Stockholders' Deficit
---------------------
 Common stock, $.001 par value, 100,000,000 shares
  authorized, 45,757,115 and 31,257,115 shares issued
  and outstanding at September 30, 2002 and
  December 31, 2001                                             45,757        31,257
 Additional paid-in capital                                  3,352,406     2,221,906
 Deferred compensation costs                                  (320,000)     (380,000)
 Deficit accumulated during the development stage           (3,417,506)   (3,015,222)
                                                           ------------  ------------
   Total Stockholders' Equity                                 (339,343)   (1,142,059)
                                                           ------------  ------------
   Total liabilities and stockholders' equity             $    843,462  $     82,318

                                     3
                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENT OF OPERATIONS
                           ----------------------
                                (Unaudited)

                      Cumulative From
                        Inception      Nine         Nine       Three        Three
                      (August 1997)   Months       Months      Months       Months
                         through      Ended        Ended       Ended        Ended
                        September   September    September   September     September
                         30, 2002    30, 2002     30, 2001    30, 2002     30, 2001
Revenue               $       -     $     -     $      -     $     -     $      -
-------
Operating Costs
and Expenses
---------------
Consulting            $ (1,719,899) $ (270,418) $  (208,250) $ (111,503) $  (167,000)
Research and
 development              (179,027)        -            -           -            -
Marketing expense         (159,394)        -        (20,000)        -            -
Labor expense              (80,000)    (60,000)         -       (20,000)         -
Legal and accounting      (353,035)    (28,452)    (140,153)     (4,001)     (97,590)
Operating and
 administrative
 expenses                 (693,563)    (29,228)      (4,655)    (19,365)      (2,384)
Rent expense               (85,335)     (7,300)         -        (1,500)         -
Depreciation expense        (5,562)        -            -           -            -
Amortization expense       (16,500)        -            -           -            -
                        ----------- -----------  ----------- -----------  -----------
  Total operating
  costs and expenses    (3,292,315)   (395,398)    (373,058)   (156,369)    (266,974)
                        ----------- -----------  ----------- -----------  -----------
Non-operating Income
--------------------
Dividend income              1,212         -            -           -            -
Gain on cancellation
 of contracts               74,104         -            -           -            -
Gain on cancellation
 of amortization            16,500         -            -           -            -
Loss on disposal
 of assets                 (59,641)        -        (59,641)        -            -
                        ----------- -----------  ----------- -----------  -----------
  Total non-operating
  income                    32,175         -        (59,641)        -            -
                        ----------- -----------  ----------- -----------  -----------
Interest expense          (157,366)     (6,886)     (44,991)     (2,182)      (1,468)
----------------        ----------- -----------  ----------- -----------  -----------
  Net loss before
  income taxes          (3,417,506)   (402,284)    (477,690)   (158,551)    (268,442)
                        ----------- -----------  ----------- -----------  -----------
Provision for
income taxes                   -           -            -           -            -
                        ----------- -----------  ----------- -----------  -----------
  Net loss            $ (3,417,506) $ (402,284) $  (477,690) $ (158,551) $  (268,442)
                       ============ ===========  =========== ===========  ===========
Loss per common
share - basic         $      (0.44) $    (0.01) $     (0.05) $    (0.00) $     (0.01)
                       ============ ===========  =========== ===========  ===========

                                          4
                                     ICONET, INC.
                         (A Company in the Development Stage)
                               STATEMENT OF OPERATIONS
                                ----------------------
                                     (Unaudited)

                      Cumulative From
                        Inception      Nine         Nine       Three        Three
                      (August 1997)   Months       Months      Months       Months
                         through      Ended        Ended       Ended        Ended
                        September   September    September   September     September
                         30, 2002    30, 2002     30, 2001    30, 2002     30, 2001

Weighted average
 common shares
  - basic                7,731,614  32,868,226   10,507,115  36,090,448   31,257,115
                       ============ ===========  =========== ===========  ===========
Loss per common shares
 - diluted            $      (0.40) $    (0.01) $     (0.05) $    (0.00) $     (0.01)
                       ============ ===========  =========== ===========  ===========
Weighted average common
 shares - diluted        8,514,223  33,650,835    9,983,305  36,438,274   30,425,654
                       ============ ===========  =========== ===========  ===========


                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                                (Unaudited)

                                                  Cumulative
                                               From Inception     Nine         Nine
                                                (August 1997     Months       Months
                                               1997) through     Ended        Ended
                                                   September   September    September
                                                   30, 2002    30, 2002     30, 2001
Cash Flows from Operating Activities
------------------------------------
 Net loss                                      $ (3,417,506) $ (402,284) $  (477,690)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Amortization and depreciation expenses             22,062         -            -
  Deferred compensation expense                      80,000      60,000          -
  Gain on cancellation of amortization              (16,500)        -            -
  Loss on disposal of assets                         59,641         -         59,641
  Decrease in deposits                               14,925         -            600
  Deposit paid                                      (14,925)        -            -
  Increase (decrease) in accounts payable           419,619      (8,035)    (108,360)
  Increase (decrease) in related party payable      521,065      (1,099)      67,500
  Interest incurred on bank overdraft                 7,738       7,738          -
  Increase in wages payable                          68,327         -            -
  Increase in interest payable                      150,458       6,814       44,991
  Increase in accrued expenses                      109,154      35,684        4,500
  Expenses paid by issuance of common stock         789,961     134,583      260,000
                                                ------------ -----------  -----------
   Net cash used in operating activities         (1,205,981)   (166,599)    (148,818)
                                                ------------ -----------  -----------
Cash Flows from Investing Activities
------------------------------------
 Purchase of mining rights                          (15,000)    (15,000)         -
 Purchase of fixed assets                           (65,203)        -            -
                                                ------------ -----------  -----------
   Net cash used in investing activities            (80,203)    (15,000)         -
                                                ------------ -----------  -----------


                                ICONET, INC.
                    (A Company in the Development Stage)
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                                (Unaudited)

                                                  Cumulative
                                               From Inception     Nine         Nine
                                                (August 1997     Months       Months
                                               1997) through     Ended        Ended
                                                   September   September    September
                                                   30, 2002    30, 2002     30, 2001
Cash Flows from Financing Activities
------------------------------------
 Proceeds received from issuance of stock      $    454,635  $  250,000  $       -
 Proceeds received from officer advances             25,374      19,900        5,474
 Proceeds from bank overdraft                        30,519         -            -
 Payment on related party line of credit           (115,924)   (115,924)         -
 Payment of officers advances                       (10,474)     (5,000)         -
 Proceeds received from line of credit              847,925         -        143,344
 Proceeds received from related party
  line of credit                                    115,924      93,350          -
                                                ------------ -----------  -----------
   Net cash provided by financing activities      1,347,979     242,326      148,818
                                                ------------ -----------  -----------
   Net increase in cash                              61,795      60,727          -

   Cash and cash equivalents at (Inception)
       at December 31, 2001 and 2000                    -         1,068          -
                                                ------------ -----------  -----------
   Cash and cash equivalents at
        September 30, 2002 and 2001            $     61,795  $   61,795  $       -
                                                ============ ===========  ===========

Supplementary Information
-------------------------

During the nine months ended September 30, 2002, $72 in interest and $0 in income tax was paid. During the nine months ended September 30, 2001, no amounts were paid for either interest or income taxes.

In June 2002 the Company issued 1,500,000 shares of its common stock for consulting services valued at $75,000.

Also in June 2002 the Company issued 2,000,000 shares of its common stock as a partial payment for mining rights.

In August 2002 the Company issued 2,000,000 shares of its common stock as payment for consulting services valued at $320,000.

In September 2002 the Company issued 8,000,000 shares of its common stock as the balance of the payment for mining rights.

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             September 30, 2002

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

     New Pronouncements
     ------------------
     In May 2002 the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. Management feels that the early adoption of SFAS No. 145 will not affect the financial results as the Company has no long term debt or capital leases.

     In August 2002 the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This statement nullifies EITF 94-3 and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company as they have not yet begun operations in the mining industry.

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             September 30, 2002

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

     Prepaid Expenses
     ----------------
     In August 2002 the Company issued 2,000,000 shares of common stock to a third party as full payment for consulting services to be provided over six months. The services were valued at the trading price of $0.16 of the stock on the issue date. At September 30, 2002, $266,667 of this consulting expense was prepaid. (See Note 4)

2.   Mining rights
     -------------
     In June 2002 the Company entered into an option to purchase 21 mining claims in Ontario, Canada with Sea Emerald Development Corp. (Sea Emerald) in exchange for payment of a nominal sum and issuance of a total of 10,000,000 shares of restricted common stock (valued at $500,000 on the date that the agreement was signed). In June 2002 the Company issued the first 2,000,000 shares to Sea Emerald. In September 2002 the Company issued the balance of 8,000,000 shares. (See Note 4). The Company is obligated to pay 5% of net smelter returns from production as a royalty to Sea Emerald. At September 30, 2002, a total of $15,000 in development costs was capitalized in mining rights.







                                     9
                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             September 30, 2002

3.   Related Party Line of Credit
     ----------------------------

     In October 2001 the Company obtained an unsecured line of credit from a shareholder for $150,000 at 12% per annum. The line of credit is due on demand on or after December 31, 2002. At September 30, 2002, the outstanding balance on this line of credit was $0. An interest payable balance on this line of credit of $7,222 remains outstanding. (See
     Note 5)

4.   Capital Stock
     -------------

     In June 2002 the Company issued 1,500,000 shares of common stock to an unrelated third party for consulting. The value of the consulting received was $75,000.

     Also in June 2002 the Company issued 2,000,000 shares of common stock as the first payment for mining rights. In September 2002 the Company issued the balance of 8,000,000 shares due for the mining rights. (See
     Note 2).

     In July 2002 the Company issued 1,000,000 shares in a private placement to an unrelated third party at $0.25 per share.

     In August 2002 the Company issued 2,000,000 shares of common stock as full payment for consulting services to be provided over six months. The services were valued at the trading price of $0.16 of the stock on the issue date. (See Note 1)

5.   Related Party Transactions
     --------------------------
     In October 2001 the Company obtained an unsecured line of credit from a shareholder for $150,000 at 12% per annum. At September 30, 2002, the outstanding balance on this line of credit was $0 with related interest payable of $7,222. As of September 30, 2002, interest payable to related parties of $143,238 remained outstanding on a prior line of credit.

     The company rents office space on a month-to-month basis in order to perform administrative functions. The rent is due to an officer of the Company. At September 30, 2002, rent expense of $8,500 was payable as part of officer advances. For the three and nine months ended September 30, 2002, rent of $1,500 and $7,300 was expensed, respectively.

     The President of Iconet, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries no interest. As of September 30, 2002, the outstanding advance balance was $14,900.

                                ICONET, INC.
                    (A Company in the Development Stage)
                 NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             September 30, 2002

6.   Commitments and Contingencies
     -----------------------------
     There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at September 30, 2002, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

     Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

     The Company is a defendant in an action by a bank regarding an overdraft. A settlement has been reached whereby the Company owes the bank $38,257 as well as related interest at 9% per annum, in twelve monthly installments of $3,321.

Item 3.  Controls and Procedures

  (a)     Evaluation of Disclosure Controls and Procedures.
  ------------------------------------------------------
  The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

  (b)     Changes in Internal Controls and Procedures.
  -------------------------------------------------
  Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

               30/Sep/02   Management Discussion and Analysis

The Company, has reviewed, and continues to review, its corporate files, books and records, and based thereon, it has not been able to conclusively identify a basis for a certain undetermined amount of its current
Accounts Payable and for the Related Parties payable to previous management. We have been unable, at this point, to locate back up documentation or back up invoices for some of such payables. Our review continues in this regard.

                                     11

The Company has acquired the option to buy 21 mining claims in The Porcupine Mining Division in the Northern Ontario, Canada. The Claims are in the Shaw Dome region in the Timmins, Canada area. This area has a history of producing major mining activity. We have started the exploration phase of the project and are looking forward to drilling this property to try and achieve greater shareholder value. During July 2002, the Company raised US $250,000.00 through a private placement to accredited investors and issued 1,000,000 shares of its restricted common stock, at a price of US $0.25 per share. The proceeds from this offering are currently being used to do exploration work on our newly acquired claims and for general working capital.

Dr. Stewart Jackson joined the Board of Directors in July 2002.

Mr. Ron Shorr joined the Board of Directors in Sept. 2002.

The Company has issued the balance of the stock required to complete the transaction of the mineral claims in the third quarter, bringing the amount issued to Ten Million shares for the mineral claims.

The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval.

The Company has settled the lawsuit with JP Morgan and will be satisfied within one year from Sept. 2002 by way of monthly instalments satisfactory to both parties.

The Company is actively seeking a European listing.










                                     12


Item 7.   Signatures


                                 Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ICONET, INC.

November 13, 2002                            /S/ Randy Miller
                                             --------------------------------
                                             Randy Miller




                                     13


                         SECTION 302 CERTIFICATION

     I, Randy Miller, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Iconet, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                     14

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002       /S/ Randy Miller
                              -----------------------------------
                              Randy Miller
                              Chairman and CEO