Form 10KSB
period 2002-12-31
ICONET INC
filed 2003-05-15
CIK 1080360

SECURITIES EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

There are 48,445,430 shares of common stock outstanding as of December 31, 2002. The shares are traded on the OTC Bulletin Board.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. On May 14, 2003, the aggregate market value of non-affiliate shares was $384,455.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,445,430 shares of which 30,150,000 were restricted shares. Registrant filed a Form SB-2 on November 1, 2001, seeking to register 30,150,000 shares of issued and outstanding shares of Common Stock for selling shareholders. The Form SB-2 was withdrawn by the Company and was not declared effective.

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

We never produced or sold any video jukeboxes, and have abandoned the jukebox business.

In May 2001, we issued shares to Mr. Kurt Dalmata in exchange for his reduction of monies we owed to him.

Subsequently, in July 2001, we effected a reverse stock split.

Subsequently, we issued an additional 30,000,000 shares in exchange for the reduction of $637,925 in debt.

On June 12, 2002, the Company entered into an Option to Purchase 100% interest in 21 mining claims situated in Langmuir Township, Porcupine Mining Division, Ontario, Canada, from Sea Emerald Development Corp., a Canadian corporation ("Sea Emerald"). Consideration for the Option was $10.00, and the exercise price for 100% interest in the 21 mining claims is 10,000,000 shares of the Company's restricted Common Stock.

         Pursuant to the terms of the Agreement, a copy of which is included as an exhibit to this Form 8-K, the Company is required to issue 2,000,000 of the 10,000,000 shares to Sea Emerald within 5 business days from the date of the Agreement, and 2,000,000 shares at six-month intervals, commencing six months from the date of the Agreement. The Company must issue the full 10,000,000 shares in order to acquire any interest in or title to the 21 claims. In addition, the Company is obligated to pay Sea Emerald a royalty equal to 5% of

Net Smelter Returns ("NSR") from production from the claims. The Company has an option to buy back from Sea Emerald up to a maximum of 2% of the NSR, leaving Sea Emerald with a 3% NSR. The buy-back price is Cdn$1,000,000 per 1% NSR. If the Company has not commenced production from the claims and has not exercised its buy-back right for 2% NSR on or before June 12, 2006, then the Company is obligated to commence payment of a minimum advance royalty of US$50,000.00 per year, commencing June 13, 2006.

         The amount of the consideration for the Option was nominal and customary in the mining industry, and the amount of the consideration for exercise of the Option was determined based on what the parties believed, given the limited information and data available on the 21 mining claims, was a fair option exercise price for the claims, giving due consideration to the market price of the Company's Common Stock and the subjective estimation of the present value of the 21 claims.

SUBSEQUENT EVENTS

On April 3, 2003, based on further due diligence by the parties, the Company and Sea Emerald Development Corp., a Canadian corporation ("Sea Emerald"), mutually agreed to rescind their agreement for the purchase and sale of 100% interest in 21 mining claims situated in Langmuir Township, Porcupine Mining Division, Ontario, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald will be returned to the Company's treasury.

The Company is currently seeking to acquire a new business.


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


ITEM 2.   DESCRIPTION OF PROPERTY

The property held by Registrant consist of the following:

Our executive offices are located at 170 University Av. 8th Floor, Toronto, Ontario, Canada M5H3B3, where we share space in the offices our President, Randy Miller. The space is approximately 400 square feet total, of which we occupy a small portion without charge. We feel that this space is adequate for our needs at this time, and we feel that we will be able to locate adequate space in the future, if needed, on commercially reasonable terms.


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

The Company has also entered into a settlement agreement with JP Morgan to settle an outstanding lawsuit of $31,000.00 plus accrued interest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by the report, no matters were submitted to a vote of security holders.

MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

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

   On April 3, 2003, based on further due diligence by the parties, the Company and Sea Emerald Development Corp., a Canadian corporation ("Sea Emerald"), mutually agreed to rescind their agreement for the purchase and sale of 100% interest in 21 mining claims situated in Langmuir Township, Porcupine Mining Division, Ontario, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald have been returned to the Company's treasury for cancellation.

    The company has entered into two option agreements with Starfire Minerals for various mining claims that it has not, nor does it intend to complete on.

    Dr. Stewart Jackson has resigned from the Board of Directors in April 2003. Mr. Ron Shorr has resigned from the Board of Directors in April 2003.
    The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval. The Company has defaulted on settlement agreement for the lawsuit with JP Morgan after having made three payments totalling $9962.37.
    The Company has attained a European listing.



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

Quarter Ended             High Bid        Low Bid

March 31, 2001              $1.78          $1.50

June 30, 2001               $ .635         $ .50

September 30, 2001          $ .31          $ .31

December 31, 2001           $1.45          $ .60

March 31, 2002              $1.15          $ .77

June 30, 2002               $ .20          $ .05

September 30, 2002          $ .14          $ .10

December 31, 2002           $ .09          $ .08


There are currently a total of approximately 57 shareholders of record, as of May 14, 2003.

Registrant filed a Form SB-2 on November 1, 2001, seeking to register 30,150,000 shares of issued and outstanding shares of Common Stock for selling shareholders. The Form SB-2 has subsequently been withdrawn by the Company and was never declared effective.

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

As of December 31, 2002, there were 58 holders of record of our common stock.

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

We intend to continue seeking a business opportunity to acquire for the Company.

We currently have no line of credit, or other sources, to fund our operations.


To the extent that we may need to raise additional capital through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to our shareholders.


If our company or its management receives proceeds from the sales of the securities by the selling security shareholders, which neither the company nor its management has any intent to do, those persons may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

ITEM 7.   FINANCIAL STATEMENTS AND EXHIBITS

                                  ICONET, INC.

                          (A EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEAR ENDED

                               DECEMBER 31, 2002,

                                       AND

                               DECEMBER 31, 2001,

                                      WITH

                                 AUDIT REPORT OF

                                   INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

                                TABLE OF CONTENTS


Independent Auditors' Report...........................................2
Balance Sheet..........................................................4
Statements of Operations...............................................5
Statements of Changes in Stockholders' Deficit.........................6
Statements of Cash Flows...............................................8
Notes to Financial Statements.........................................10

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



                          INDEPENDENT AUDITORS' REPORT



       May 14, 2003


       Board of Directors
       Iconet, Inc.

       We have audited the accompanying balance sheet of Iconet, Inc. (an exploration stage Company) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002, and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iconet, Inc (a Company in the exploration stage), as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the Exploration stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
       1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





       Mark Bailey & Company, Ltd.
       Reno, Nevada

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                                 BALANCE SHEET
                               December 31, 2002


                                     ASSETS
                                                                                 DECEMBER 31, 2002
                                                                                 _________________
CURRENT ASSETS
  Cash                                                                               $     5,105
  Prepaid consulting expenses                                                            352,000
                                                                                     ___________

    Total current assets                                                                 357,105
                                                                                     ___________
OTHER ASSETS
  Mining rights                                                                          515,000
  Deferred tax asset (net of valuation allowance of $1,287,659)                                -
                                                                                     ___________

  Total other assets                                                                     515,000
                                                                                     ___________

    Total assets                                                                     $   872,105
                                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                                   $   355,644
  Bank overdraft payable                                                                  28,796
  Related party payable                                                                  481,065
  Line of credit                                                                               -
  Interest payable                                                                       150,458
  Accrued expenses                                                                        13,946
  Advance from stockholder                                                                18,600
  Payroll and payroll taxes payable                                                       84,665
                                                                                     ___________

    Total current and total liabilities                                                1,133,174
                                                                                     ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 47,757,115 issued and outstanding                                         47,757
  Common stock subscribed                                                                 88,000
  Additional paid-in-capital                                                           3,670,406
  Deferred compensation expense                                                         (280,000)
  Deficit accumulated during the development stage                                    (3,787,232)
                                                                                     ___________

    Total stockholders' deficit                                                         (261,069)
                                                                                     ___________

    Total liabilities and stockholders' deficit                                      $   872,105
                                                                                     ===========

   The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2002, and 2001

                                                             CUMULATIVE DURING           FOR THE YEAR ENDED DECEMBER 31,
                                                             EXPLORATION STAGE              2002              2001
                                                             _________________           _____________      ____________
REVENUE

OPERATING COSTS AND EXPENSES

     Operating and administrative expenses                      $ (3,639,474)             $  (764,619)      $  (755,949)
     Depreciation expense                                             (5,562)                       -                 -
     Amortization expense                                            (16,500)                       -                 -
                                                                _____________             ____________      ____________

        Total operating costs and expenses                        (3,661,536)                (764,619)         (755,949)

NON-OPERATING INCOME
     Dividend income                                                   1,212                        -                 -
     Gain on cancellation of contracts                                90,604                        -                 -
     Loss on disposal of assets                                      (59,641)                       -           (59,641)
                                                                _____________             ____________      ____________

        Total non-operating income                                    32,175                        -           (59,641)
                                                                _____________             ____________      ____________

INTEREST EXPENSE                                                    (157,871)                  (7,391)          (51,931)

        Net loss before income taxes                              (3,787,232)                (772,010)         (867,521)
                                                                _____________             ____________      ____________

     Provision for income taxes                                            -                        -                 -
                                                                _____________             ____________      ____________

        Net loss                                                $ (3,787,232)             $  (772,010)      $  (867,521)
                                                                =============             ============      ============


        Loss per common share - basic and diluted               $      (0.39)             $     (0.02)      $     (0.06)
                                                                =============             ============      ============

        Weighted average common shares -
        basic and diluted                                          9,634,697               39,535,624        13,027,948
                                                                =============             ============      ============


   The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       For the Period from Inception (August 1, 1997) to December 31, 2002

                                                                                                            ACCUMULATED
                                                                                                ADDITIONAL DEFICIT DURING
                                                          COMMON STOCK             DEFERRED      PAID-IN    EXPLORATION     TOTAL
                                                  SHARES      AMOUNT  SUBSCRIBED COMPENSATION    CAPITAL       STAGE       EQUITY
                                                 __________________________________________________________________________________
Issuance of shares to Company's officers and
  directors for cash in August 1997                  105,000     $ 105                             $ 9,895                $ 10,000

Net loss                                                                                                           (998)      (998)
                                                 __________________________________________________________________________________
Balance at December 31, 1997                         105,000       105          -           -        9,895         (998)     9,002

Issuance of shares for cash from an offering in
  April 1998 valued at $200,000 (less offering
  costs of $5,365)                                   105,000       105                             194,530                 194,635

Issuance of shares to a related company for
  distribution rights, valued at the fair market
  value of $20,000 in May 1998                        10,500        10                              19,990                  20,000

Net loss (as restated )                                                                                         (34,513)   (34,513)
                                                 __________________________________________________________________________________
Balance at December 31, 1998                         220,500       220          -           -      224,415      (35,511)   189,124

Cancellation in January 1999 of the stock issued
  to the officers, directors, and the related
  company                                           (115,500)     (116)                            (19,884)                (20,000)

Issuance of shares for patent rights, valued at
  the fair market value of $20,000 in February 1999   10,000        10                              19,990                  20,000

Issuance of shares for consulting services, at
  the fair market value of $2,500 in July 1999         1,250         1                               2,499                   2,500

Net loss  (as restated)                                                                                        (806,793)  (806,793)
                                                 __________________________________________________________________________________
Balance at December 31, 1999 (as restated)           116,250       115          -           -      227,020     (842,304)  (615,169)

Issuance of shares for consulting services
  valued at the fair market value of $75,000 in
  January 2000                                           375         1                              74,602                  74,603

Cancellation in February 2000 of shares issued
  for patent rights                                  (10,000)      (10)                            (19,990)                (20,000)

Issuance of shares for consulting services valued
  at the fair market value of $73,500 in July 2000       490         1                              73,499                  73,500

Net loss                                                                                                     (1,305,397)(1,305,397)
                                                 __________________________________________________________________________________
Balance at December 31, 2000 (as restated)           107,115       107          -           -      355,131   (2,147,701)(1,792,463)

Issuance of shares to retire $210,000
  from the line of credit in May 2001                150,000       150                             209,850                 210,000

Issuance of shares to retire $637,925
  from the line of credit in July 2001            30,000,000    30,000                             607,925                 637,925

Issuance of shares for consulting & legal
  services with a fair value of $650,000 in
  July 2001                                        1,000,000     1,000                             649,000                 650,000

Deferred compensation cost for issuance of
  an option for 1,000,000 shares in September
  2001                                                                               (400,000)     400,000                       -

Deferred compensation expense                                                          20,000                               20,000

Net loss                                                                                                       (867,521)  (867,521)
                                                 __________________________________________________________________________________
Balance at December 31, 2001                      31,257,115    31,257          -    (380,000)   2,221,906   (3,015,222)(1,142,059)


   The Accompanying Notes are an Integral Part of These Financial Statements



                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       For the Period from Inception (August 1, 1997) to December 31, 2002

                                                                                                            ACCUMULATED
                                                                                                ADDITIONAL DEFICIT DURING
                                                          COMMON STOCK             DEFERRED      PAID-IN    EXPLORATION     TOTAL
                                                  SHARES      AMOUNT  SUBSCRIBED COMPENSATION    CAPITAL       STAGE       EQUITY
                                                 __________________________________________________________________________________
Balance at December 31, 2001                      31,257,115    31,257          -    (380,000)   2,221,906   (3,015,222)(1,142,059)

Issuance of shares for consulting with a fair
  market value of $75,000 in June 2002             1,500,000     1,500                              73,500                  75,000

Issuance of shares for mining rights with a
  fair market value of $100,000 in June 2002       2,000,000     2,000                              98,000                 100,000

Issuance of shares for cash in July 2002           1,000,000     1,000                             249,000                 250,000

Issuance of shares for consulting services
  with a fair market value of $320,000 in August
  2002                                             2,000,000     2,000                             318,000                 320,000

Issuance of shares for mining rights with a
  fair market value of $400,000 in September 2002  8,000,000     8,000                             392,000                 400,000

Issuance of shares for consulting services with
  a fair market value of $320,000 in November
  2002                                             2,000,000     2,000                             318,000                 320,000

Shares subscribed to relieve accrued liabilities
  in the amount of $43,000 and legal services
  with a fair market value of $45,000                                      88,000                                           88,000

Deferred compensation cost                                                            100,000                              100,000

Net loss                                                                                                       (772,010)  (772,010)
                                                 __________________________________________________________________________________
Balance at December 31, 2002                      47,757,115   $47,757   $ 88,000  $ (280,000) $ 3,670,406 $ (3,787,232)$ (261,069)
                                                 ==================================================================================

   The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002, and 2001

                                                         CUMULATIVE DURING           FOR THE YEAR ENDED DECEMBER 31,
                                                          EXPLORATION STAGE               2002             2001
                                                         __________________          _______________    _____________

Cash Flows from Operating Activities
     Net loss                                                $ (3,787,232)                $(772,010)       $(867,521)

     Adjustments to reconcile net loss to net cash used in operating activities

        Amortization and depreciation expense                      22,062                         -                -
        Deferred compensation expense                             120,000                   100,000           20,000
        Gain on cancellation of amortization                      (16,500)                        -                -
        Loss on disposal of assets                                 59,641                         -           59,641
        Decrease in deposits                                       14,925                         -              600
        Decrease in prepaid consulting                            444,250                   444,250                -
        Increase (decrease) in accounts payable                   419,619                    (8,035)        (120,795)
        Increase (decrease) in related party payable              516,065                    (6,099)         140,099
        Increase (decrease) in wages payable                       68,327                         -          (13,344)
        Increase in interest payable                              158,197                    14,553           51,931
        Increase (decrease) in accrued expenses                    38,284                   (35,186)          57,132
        Expenses paid by issuance of common
           stock subscribed                                        45,000                    45,000                -
        Expenses paid by issuance of common stock                 655,378                         -          504,775
                                                         __________________          _______________    _____________

        Net cash used in operating activities                  (1,241,984)                 (217,527)        (167,482)
                                                         __________________          _______________    _____________
CASH FLOWS FROM INVESTING ACTIVITIES
        Deposits paid                                             (14,925)                        -                -
        Investment in mining rights                               (15,000)                  (15,000)               -
        Purchase of capital assets                                (65,203)                        -                -
                                                         __________________          _______________    _____________

        Net cash used in investing activities                     (95,128)                  (15,000)               -
                                                         __________________          _______________    _____________
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds received from issuance of stock                     454,635                   250,000                -
     Proceeds received from shareholder advances                   24,074                    18,600            5,474
     Proceeds received from bank overdraft                         30,519                         -            2,632
     Payment on bank overdraft                                     (9,462)                   (9,462)               -
     Payment of shareholder advances                               (5,474)                        -           (5,474)
     Payment on line of credit                                    (22,574)                  (22,574)               -
     Proceeds received from line of credit                        870,499                         -          165,918
                                                         __________________          _______________    _____________

        Net cash provided by financing activities               1,342,217                   236,564          168,550
                                                         __________________          _______________    _____________

        Net increase in cash                                        5,105                     4,037            1,068

        Cash and cash equivalents at beginning
           of period                                                    -                     1,068                -
                                                         __________________          _______________    _____________
        Cash and cash equivalents at end
           of period                                              $ 5,105                   $ 5,105          $ 1,068
                                                         ==================          ================   ==============

  The Accompanying Notes are an Integral Part of These Financial Statements


                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002, and 2001



SUPPLEMENTARY INFORMATION AND NON CASH TRANSACTIONS
During the year ended December 31, 2002, and 2001, the Company paid $577 and $0 in interest, respectively. The Company paid no income taxes during the years ended December 31, 2002, and 2001, respectively.

During 2002 the Company issued 5,500,000 shares of its common stock for future consulting fees and the Company subscribed 550,000 shares of its common stock to relieve $35,000 in related party payables, $8,000 in accrued expense and for legal expenses valued at $45,000.

During 2001 the Company issued 150,000 shares of its common stock to retire $210,000 of the line of credit, 30,000,000 shares of its common stock to retire an additional $637,925 of the line of credit, and the Company issued 1,000,000 shares of its common stock for consulting and legal services valued at $650,000. Also in 2001 the Company issued an option to purchase 1,000,000 shares of its common stock at $0.10 per share to a director, resulting in deferred compensation expense of $400,000.






    The Accompanying Notes are an Integral Part of These Financial Statements

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
         Iconet, Inc. (the "Company") was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc.. The Company is in the exploration stage as its operations principally involve research and exploration, market analysis, and other business planning activities, and no revenue has been generated from its business activities. In January 1999 the Company changed its name to Digital Video Display Technology Corporation. The Company intended to create a Digital Video Display jukebox system for distribution in Canada and the United States. In July 2001 the Company changed its name to Iconet, Inc., plans to expand its activities to Europe. In June 2002 the company purchased the mining rights on 21 claims and has started exploration of the claims.

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the exploration stage and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the company a line of credit for $150,000 (see Note 4). The Company plans to raise additional capital through private placements, ranging from $6,000,000 to $8,000,000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2002, and 2001, the Company held no cash equivalents.

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         OPERATING AND ADMINISTRATIVE EXPENSES
         The major components of the operating and administrative expenses for the years ending December 31, 2002, and 2001 are:
                                                           2002          2001
                                                           ----          ----
              Consulting                                 $642,086     $504,073
              Salaries and wages and benefits                 -0-       20,000
              Marketing and investor relations                -0-       20,000
              Legal and accounting                         77,551      198,424
              Rent expense                                 (1,200)         -0-
              Other expenses
                                                           46,182       13,452
                                                         ________     ________
                  Total operating and administrative     $764,619     $755,949
                                                         ========     ========

         RENT EXPENSE
         For the years ended December 31, 2002, and 2001, the total rent (credit) expense was $(1,200) and $-0-, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are expensed as incurred. There were no research and development costs during 2002 or 2001.

         LOSS PER SHARE
         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2002, and 2001, and from inception reflect the reverse stock split of 200:1 that was approved by the board of directors in July 2001.

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         REVENUE RECOGNITION
         In 2000 the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Pursuant to SAB No. 101 and the relevant generally accepted accounting principles, the Company will recognize revenue upon the passage of title, ownership and the risk of loss to the customer. For service agreements the Company recognizes revenue on a straight-line basis over the contract period. During the years ending December 31, 2002, and 2001, there was no revenue.

         NEW ACCOUNTING PRONOUNCEMENTS
         In May 2002 the Financial Accounting Standards Board (`FASB') issued Statement of Financial Accounting Standards (`SFAS') 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This pronouncement requires that gains or losses arising from early extinguishments of debt that are part of a company's recurring operations (i.e., a risk management strategy) would not be reported as extraordinary items. The statement also provides that modifications to a capital lease that make it an operating lease be accounted for as a sale-leaseback. SFAS No. 145 will not affect the financial results as the Company has no long term debt or capital leases.

         In August 2002 the FASB issued SFAS 146 "Accounting for Costs Associated With Exit or Disposal Activities". This statement supercedes pronouncement 94-7 from the Emerging Issues Task Force (EITF) and establishes new standards of accounting and reporting for exit activities (including a restructuring). Under EITF 94-3, a liability was recognized as of the date of an entity's commitment to an exit plan. According to SFAS 146, a liability for exit or disposal costs is recorded as of the date that the obligation is incurred. This standard also requires that the liability be initially measured at fair value. The Company will account for exit or disposal activities in accordance with the guidance in SFAS 146. Management does not feel that this standard will affect the Company, as they are not operating in any industry and will not incur exit or disposal costs.

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


         In October 2002 the FASB issued SFAS 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution. Since SFAS 147 is not relevant to the Company's business this statement will have no impact on the Company's financial position or results of operations.

         In December 2002 the FASB issued SFAS 148 "Accounting for Stock Based Compensation". This SFAS amends SFAS 123 and provides new guidance regarding the transition when an entity changes from the intrinsic value method to the fair value method of accounting for employee stock based compensation cost. Additional information is now required to be disclosed regarding such cost in the financial statements of public companies. The Company believes that this statement will have no impact on the Company's financial statements or the results of its operation.

2.       MINING RIGHTS
          In June 2002 the Company entered into an option to purchase 21 mining claims in Ontario, Canada with Sea Emerald Development Corp. (Sea Emerald) in exchange for payment of a nominal sum and issuance of a total of 10,000,000 shares of restricted common stock (valued at $500,000 on the date that the agreement was signed). In June 2002 the Company issued the first 2,000,000 shares to Sea Emerald. In September 2002 the Company issued the balance of 8,000,000 shares. (See Note 7). The Company is obligated to pay 5% of net smelter returns from production as a royalty to Sea Emerald. During 2002 a total of $15,000 in development costs was capitalized in mining rights.

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


3.       FEDERAL INCOME TAXES
         The Company recognizes deferred tax liabilities and benefits for the expected future tax impact of transactions that have been accounted for differently for book and tax purposes. Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance has been provided to reduce the asset to the amount of tax benefit management believes it will most likely realize. The following is a schedule of the composition of the provision for income taxes:

                                                                 2002               2001
                                                                 ----               ----
                 Current tax provision                          $ -0-              $ -0-
                 Deferred tax provision                           -0-                -0-
                                                                _____               ____

                 Total provision for income taxes               $ -0-              $ -0-
                                                                =====              =====
         Deferred tax assets consisted of the following:
                                                                 2002               2001
                                                                 ----               ----
                 Deferred noncurrent tax asset               $ 1,287,659         $ 1,025,175
                 Valuation allowance                          (1,287,659)         (1,025,175)
                                                              ___________        ____________

                 Net deferred noncurrent tax asset           $       -0-         $       -0-
                                                              ===========        ============

         The net change in the valuation account was $262,484 and $298,357 in 2002 and 2001, respectively. Deferred federal and state income taxes consist of future tax benefits attributed to loss carryforwards. The Company has available net operating loss carryforwards totaling approximately $3,787,200, which expire in the years 2017 to 2022.

4.                LINE OF CREDIT
         During the year ended December 31, 1999, an unrelated third party issued the Company an unsecured $1,500,000 line of credit. The line of credit carried interest at 12% per annum and was due on demand. In May 2001 the company issued 150,000 shares of its common stock to retire $210,000 of the line of credit, for a value of approximately $.01 per share. In July the company issued 30,000,000 shares of its common stock to retire $637,925 of the line of credit, for a value of approximately $.02 per share. The average market price of the stock per the OTC in

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         May and July 2001 was $1.70 and $1.00, respectively. The balance of the line of credit and related interest at December 31, 2002, was $150,458.

         In October 2001 the Company obtained a new unsecured line of credit from a shareholder for $150,000 at 12% per annum. The line of credit is due on demand. At December 31, 2002, the balance was $0.

5.       RELATED PARTY TRANSACTIONS
         During the years ended December 31, 2002, and 2001, the Company charged approximately $276,084, and $444,250, respectively, to consulting expense, and $80,000 and $187,271, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $481,065 and $522,164 at December 31, 2002, and 2001, respectively.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to an Officer and Director of the Company (see Note 8). The option expires in September 2006.

         In October 2001 a related party issued the company an unsecured $150,000 line of credit. During the year ended 2002 and 2001, no interest was paid on the line of credit. The balance at December 31, 2002, was $0 (see Note 4).


6.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         Financial Accounting Standards Board SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" is part of a continuing process by the FASB to improve information on financial statements. The following methods and assumptions were used by the Company in estimating its fair value disclosures for such financial instruments as defined by the Statement.

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         The carrying amounts reported in the balance sheets for accounts payable and bank overdraft approximate fair value at December 31, 2002, and 2001, as the payables mature in less than one year.

         The estimated fair value of the line of credit is not materially different from the carrying values for financial statement purposes at December 31, 2002, and 2001.

7.       STOCKHOLDERS' EQUITY
         In January 1999 and July 2001, respectively, a 1:21 stock split and a 200:1 reverse stock split occurred. All shares are shown in accordance with the post July 2001 split.

         In August 1997 the Company issued 105,000 shares of common stock to its officers and directors at $0.01 per share, for a total of $10,000 in cash.

         In April 1998, the Company issued 105,000 shares of common stock as part of an offering memorandum at $0.20 per share, for a total of $200,000 in cash, less offering costs of $5,365. In May 1998 the Company issued 10,500 shares of common stock, with a fair market value of $20,000, to a related company for the distribution rights to a non-reusable medical syringe.

         In January 1999 the Company canceled the 115,500 shares of common stock previously issued to the officers, directors, and the related company. Also in January 1999, the Company declared a forward stock split of 1:21 for the remaining 1,000,000 shares of common stock outstanding, retaining the $0.001 par value.

         In February 1999 the Company issued 10,000 shares of common stock, with a fair market value of $20,000, for the patent rights to a jukebox entertainment system. The Company also issued 1,250 shares of its common stock to unrelated third parties at $.01 per share for a total

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         of $2,500 for consulting services provided. These shares were issued at the fair market value of the consulting services.

         In January 2000 the Company issued 375 shares of restricted common stock to an unrelated third party for consulting. The value of the consulting received was $74,603. In February 2000 the Company cancelled the 10,000 shares issued for the patent rights. In July 2000 the Company issued 490 shares of its common stock in connection with a consulting agreement. The fair market value of the stock was $73,500.

         In May 2001 the company issued 150,000 shares of its common stock to retire $210,000 from the line of credit. In July 2001 the company authorized a reverse stock split of 200:1 shares of its common stock. The company retained the authorized number of shares and the par value of the common stock. The company also issued 30,000,000 shares of its common stock to retire $637,925 from the line of credit. Also in July 2001 the company issued 1,000,000 shares of its common stock to unrelated third parties in exchange for consulting and legal services with a fair value of $650,000.

         In June 2002 the Company issued 1,500,000 shares of its common stock for consulting services valued at $75,000. Also in June 2002 the Company issued the first installment of 2,000,000 shares of its common stock for mining rights to 21 claims valued at $500,000. In July 2002 the Company issued 1,000,000 shares of its common stock for $250,000 cash. In August 2002 the Company issued 2,000,000 shares of its common stock for consulting services valued at $320,000. In September 2002 the Company issued the remaining 8,000,000 shares of its common stock for mining rights to the 21 claims. In November 2002 the Company issued 2,000,000 shares of its common stock for consulting services valued at $320,000.

8.       STOCK OPTIONS
         The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. Deferred

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         compensation is recorded when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period. In April 1999 the Company issued an option to purchase 2,500 shares of common stock at $4.00 a share to a Director. The fair value of the options was zero as the option price exceeded the market price at the grant date. The option reflects the reverse stock split of July 2001 (see Note 6). The Director resigned from the Company in May 2001. The options are still outstanding and will expire in April 2009.

         In September 2001 the Company issued an option to purchase 1,000,000 shares of common stock at $0.10 per share to a Director of the Company (see Note 4). The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $100,000 and $20,000 were included in the statements of operation for the years ended December 31, 2001, and 2000, respectively. The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on September 30, 2001, under the fair value method of SFAS 123. The Black Scholes option-pricing model was used with a risk free interest rate of 5.48%; dividend yield of 0.0%; a volatility factor of 100% and an expected life of 5 years. The fair value of the stock options granted in September 2001 is $.42 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have decreased deferred compensation by $80,000.

9.       COMMITMENTS AND CONTINGENCIES
         There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at December 31, 2002, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

         Merrill Lynch Canada Inc., has filed suit against the Company regarding

                                  ICONET, INC.
                      (A Company in the Exploration Stage)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

         a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. The case is still in its early stages and the Company is trying to reach a settlement with Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company settled an action by a bank regarding an overdraft. The Company paid $9,462 of the overdraft. The amount due as of December 31, 2002 is $28,796, which has been accrued by the Company. The Company paid three payments and then defaulted on this settlement.

10.      SUBSEQUENT EVENTS
         In April 2003 the Company and Sea Emerald Development Corp., rescinded their agreement for the purchase and sale of the mining claims situated in Porcupine Mining Division, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald will be returned to the Company's treasury.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our Bylaws provide that we shall have a minimum of one director and a maximum of nine directors on the board at any one time. Our current sole director and executive officer is as follows:

  NAME AND ADDRESS                AGE      POSITIONS HELD
  ________________                ___      ______________

  Randy Miller                    46       President, Secretary, Treasurer and
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

EMPLOYMENT  AGREEMENTS

Mr. Randy Miller, the Company's sole officer and director, is not currently party to any employment agreement with the Company, nor are there any plans to enter into any agreements with Mr. Miller. However, he will receive a monthly consulting agreement of $7,500.00, commencing July 2002, and prior to this the agreement was in place for $1000.00 per month commencing May 2001. The Company presently has no pension, health, annuity, bonus, insurance, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of the Company, except for options granted by the Board of Directors to certain officers, directors and consultants to the Company.

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


               OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

In September, 2001, we granted the following stock option to the following officer and director as compensation and incentives for services rendered to theCompany:

                                     PERCENT
                                     OF TOTAL
                   NUMBER OF         OPTIONS/
                   SECURITIES        SARS
                   UNDERLYING        GRANTED         EXERCISE      DATE OF
NAME OF HOLDER     OPTIONS GRANTED   FISCAL YR       PRICE         EXERCISE
______________     _______________   _________       ________      _________

Randy Miller         1,000,000        100%(1)       $.10/Share       9/15/06


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2002, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Security Ownership of Officers and Directors.



                                            AMOUNT OF   NATURE OF
TITLE OF                                   BENEFICIAL   BENEFICIAL  PERCENT OF
CLASS    NAME & ADDRESS                       OWNER       OWNER      CLASS
________ ______________                    __________   __________  __________

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

EXHIBIT NO.             DOCUMENT DESCRIPTION
___________             ____________________

3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form SB-2, filed November 1, 2001.

3.2 Bylaws- Incorporated by reference to the Form SB-2, filed November 1, 2001.


99.1                    Certification of Chief Executive Officer and Chief
                        Financial Officer

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, Registrant caused the registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ICONET, INC., a
Nevada corporation


By: /s/ RANDY MILLER                            Dated: May 14, 2003
    _________________________________________          ____________
        Randy Miller
        Chief Executive Officer and President


By: /s/ RANDY MILLER                            Dated: May 14, 2003
    _________________________________________          ____________
        Randy Miller
        Chief Financial Officer

                                     CERTIFICATIONS

I, Randy Miller, certify that:


1. I have reviewed this annual report on Form 10-KSB of IConet, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                 /s/ RANDY MILLER
                                 ___________________________
                                     Randy Miller
                                     Chief Executive Office and President
Date: May 14, 2003                   Chief Financial Officer