Form 10QSB
period 2003-03-31
ICONET INC
filed 2003-05-21
CIK 1080360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10QSB

 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
         1934 for the Quarterly Period Ended March 31, 2003

                        Commission File Number: 000-28481

                                  Iconet, Inc.
                                  -------------
     (Exact name of small business issuer as specified in its charter)

          Nevada                                               86-0891931
---------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

8 Gaucho Hills Drive, Rolling Hills Estates, California             90274
---------------------------------------------------------          ----------
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

There are 38,445,430 shares of common stock outstanding as of May 20, 2003. The shares are traded on the OTC Bulletin Board, under the symbol "ICON".

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

                                  ICONET, INC.
                      (A Company in the Development Stage)
                                 BALANCE SHEETS


                                     ASSETS
                                                                                     March 31, 2003
                                                                                     ______________
CURRENT ASSETS
  Cash                                                                               $          614
  Prepaid expenses                                                                           90,667
                                                                                     ______________
    Total current assets                                                                     91,281

OTHER ASSETS
  Mining rights                                                                              15,000
  Deferred tax asset (net)                                                                        -
                                                                                     ______________

    Total other assets                                                                       15,000
                                                                                     ______________

    Total assets                                                                     $      106,281
                                                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                                                   $      355,644
  Note payable                                                                                    -
  Related party payable                                                                     534,465
  Officer advances                                                                                -
  Related party line of credit                                                               28,796
  Interest payable to a related party                                                       150,458
  Accrued expenses                                                                           19,731
  Wages payable                                                                              68,327
  Payroll tax payable                                                                        16,338
                                                                                     ______________

    Total current and total liabilities                                                   1,173,759
                                                                                     ______________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 46,307,115 shares issued and
    outstanding at March 31, 2003                                                            48,307
  Additional paid-in capital                                                              3,757,856
  Deferred compensation costs                                                              (260,000)
  Deficit accumulated during the development stage                                       (4,113,641)
                                                                                     ______________
    Total stockholders' deficit                                                            (567,478)
                                                                                     ______________

    Total liabilities and stockholders' deficit                                      $      606,281
                                                                                     ==============

                 See Notes to the Interim Financial Statements



                                          ICONET, INC.
                               (A Company in the Development Stage)
                               STATEMENTS OF OPERATIONS (Unaudited)
For the Period from Inception (August 1997) and the Three Months Ended March 31, 2003, and 2002


                                                       CUMULATIVE FROM INCEPTION       MARCH 31, 2003           MARCH 31, 2002
REVENUE

ADMINISTRATIVE AND GENERAL COSTS
  Consulting                                                     $ (2,281,399)               (289,832)               $ (88,750)
  Research and development                                           (179,027)                      -                        -
  Marketing expense                                                  (159,394)                      -                        -
  Deferred compensation expense                                      (140,000)                (20,000)                 (20,000)
  Legal and accounting                                               (402,134)                      -                   (7,000)
  Operating and administrative expense                               (719,093)                 (8,576)                  (7,346)
  Rent expense                                                        (84,835)                 (8,000)                       -
  Depreciation expense                                                 (5,562)                      -                        -
  Amortization expense                                                (16,500)                      -                        -
                                                                 ____________             ___________              ___________

    Total operating costs and expenses                             (3,987,944)               (326,408)                (123,096)
                                                                 ____________             ___________              ___________

NON-OPERATING INCOME
  Dividend income                                                       1,212                       -                        -
  Gain on cancellation of contracts                                    74,104                       -                        -
  Gain on cancellation of amortization                                 16,500                       -                        -
  Loss on disposal of assets                                          (59,641)                      -                        -
                                                                 ____________             ___________              ___________
    Total non-operating income                                         32,175                       -                        -
                                                                 ____________             ___________              ___________

INTEREST EXPENSE                                                     (157,871)                      -                   (1,233)
                                                                 ____________             ___________              ___________

    Net loss before income taxes                                   (4,113,640)               (326,408)                (124,329)
                                                                 ____________             ___________              ___________

  Provision for income taxes                                                -                       -                        -
                                                                 ____________             ___________              ___________

    Net loss                                                     $ (4,113,640)              $(326,408)               $(124,329)
                                                                 ============             ===========              ===========

  Loss per common share - basic                                       $ (0.36)                $ (0.01)                 $ (0.00)
                                                                 ============             ===========              ===========

  Weighted average common shares -basic                            11,316,569              47,757,115               31,257,115
                                                                 ============             ===========              ===========

  Loss per common share - diluted                                     $ (0.34)                $ (0.01)                 $ (0.00)
                                                                 ============             ===========              ===========

  Weighted average common shares- diluted                          12,053,411              48,493,957               32,162,478
                                                                 ============             ===========              ===========


                 See Notes to the Interim Financial Statements

                                       ICONET, INC.
                           (A Company in the Development Stage)
                         STATEMENS OF CASH FLOWS (Unaudited)
For the Period from Inception (August 1997) and the Three Months Ended March 31, 2003, and 2002

                                                           CUMULATIVE FROM INCEPTION        MARCH 31, 2003         MARCH 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $ (4,113,640)             $ (326,408)            $ (124,329)
    Adjustments to reconcile net loss to net
        cash used in operating activities:

        Amortization and depreciation expense                               22,062                       -                      -
        Deferred compensation expense                                      140,000                  20,000                 20,000
        Gain on cancellation of amortization                               (16,500)                      -                      -
        Loss on disposal of assets                                          59,641                       -                      -
        Decrease in deposits                                                14,925                       -                      -
        Decrease (increase) in prepaid expenses                            705,583                 261,333                      -
        Increase (decrease) in accounts payable                            419,619                       -                      -
        Increase (decrease) in related party payable                       550,865                  34,800                  3,000
        Interest incurred on bank overdraft                                      -                       -                      -
        Increase in wages payable                                           68,327                       -                      -
        Increase in interest payable                                       158,197                       -                  1,233
        Increase (decrease) in accrued expenses                             44,068                   5,784                (22,902)
        Expenses paid by issuance of
           stock subscription                                               45,000                       -                      -
        Expenses paid by issuance of
           common stock                                                    655,378                       -                 81,250
                                                                      ____________              __________             __________

        Net cash used in operating activities                           (1,246,475)                 (4,491)               (41,748)
                                                                      ____________              __________             __________
Cash Flows from Investing Activities
    Deposit paid                                                           (14,925)                      -                      -
    Purchase of mining rights                                              (15,000)                      -                      -
    Purchase of fixed assets                                               (65,203)                      -                      -
                                                                      ____________              __________             __________

        Net cash used in investing activities                              (95,128)                      -                      -
                                                                      ____________              __________             __________

Cash Flows from Financing Activities
    Proceeds received from issuance of stock                               454,635                       -                      -
    Proceeds received from officer advances                                 24,074                       -                  3,600
    Proceeds from bank overdraft                                            30,519                       -                      -
    Payment on bank overdraft                                               (9,462)                      -
    Payment on related party line of credit                                (22,574)                      -                      -
    Payment of officer advances                                             (5,474)                      -                      -



                See Notes to the Interim Financial Statements


                                       ICONET, INC.
                           (A Company in the Development Stage)
                         STATEMENS OF CASH FLOWS (Unaudited)
For the Period from Inception (August 1997) and the Three Months Ended March 31, 2003, and 2002


                                                           CUMULATIVE FROM INCEPTION        MARCH 31, 2003         MARCH 31, 2002

    Proceeds received from line of credit                                  847,925                       -                      -
    Proceeds received from related party line of credit                     22,574                       -                 37,700
                                                                      ____________              __________             __________

        Net cash provided by financing activities                        1,342,217                       -                 41,300
                                                                      ____________              __________             __________

        Net increase in cash                                                   614                  (4,491)                  (448)

        Cash and cash equivalents at inception,
           December 31, 2002, and 2001                                           -                   5,105                  1,068
                                                                      ____________              __________             __________
        Cash and cash equivalents at
           March 31, 2003, and 2002                                   $        614              $      614             $      620
                                                                      ============              ==========             ==========


Supplementary Information
During the thre months ended March 31, 2003 and 2002, the Company paid no interest of income taxes.


                 See Notes to the Interim Financial Statements

                                 ICONET, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    -----------------------------------------
                                 March 31, 2003


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

         New Pronouncements
         In February 2003 the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

         Going Concern
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. In October 2001 a related party extended the Company a line of credit for $150,000 (see Note 2). Management is attempting to raise additional capital.

2.                Related Party Transactions
         The company rents office space on a month-to-month basis in order to perform administrative functions. The rent is due to an officer of the Company. At September 30, 2002, rent expense of $8,500 was payable as part of officer advances. For the three months ended march 31, 2003, rent of $1,500 was expensed, respectively.

         The President of Iconet, Inc. has advanced the Company funds to pay expenses. The advance is due upon demand and carries no interest. As of March 31, 2003, the outstanding advance balance was $30,900.

         During the three months ended March 31, 2003, the company incurred expense for consulting to officers and shareholders. The total expense for the three months ended March 31, 2003 was $22,500. The total related party payable as of March 31, 2003, was $503,565.

         The Company has a $150,000 line of credit from a shareholder, as of March 31, 2003, the line of credit was not used.

3.                Subsequent Events
         In April 2003 the Company and Sea Emerald Development Corp., rescinded their agreement for the purchase and sale of the mining claims situated in Porcupine Mining Division, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald will be returned to the Company's treasury.

     Item 2. Management's Discussion of Operations and Financial Condition

PART II - OTHER INFORMATION

PART II. OTHER INFORMATION

               March 31, 2003   Management Discussion and Analysis

                                 MD&A Mar/31/03

    The Company, has reviewed, and continues to review, its corporate files, books and records, and based thereon, it has not been able to conclusively identify a basis for a certain undetermined amount of its current Accounts Payable and for the Related Parties payable to previous management. We have been unable, at this point, to locate back up documentation or back up invoices for some of such payables. Our review continues in this regard.
   On April 3, 2003, based on further due diligence by the parties, the Company and Sea Emerald Development Corp., a Canadian corporation ("Sea Emerald"), mutually agreed to rescind their agreement for the purchase and sale of 100% interest in 21 mining claims situated in Langmuir Township, Porcupine Mining Division, Ontario, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald have been returned to the Company's treasury for cancellation.
    The company has entered into two option agreements with Starfire Minerals for various mining claims that it has not, nor does it intend to complete on.
    Dr. Stewart Jackson has resigned from the Board of Directors in April 2003. Mr. Ron Shorr has resigned from the Board of Directors in April 2003.
    The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval.
    The Company has defaulted on settlement agreement for the lawsuit with JP Morgan after having made three payments totalling $9962.37.
    The Company has attained a Berlin Stock Exchange listing.




Item 7.   Signatures


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ICONET, INC.

May 20, 2003                            /S/ Randy Miller
                                             --------------------------------
                                             Randy Miller

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


Date: May 20, 2003           /s/ Randy Miller
                              -----------------------------------
                                 Randy Miller
                                 Chairman and CEO