Form 10QSB
period 2003-06-30
ICONET INC
filed 2003-07-23
CIK 1080360

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10QSB


 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                1934 for the Quarterly Period Ended June 30, 2003


                        Commission File Number: 000-28481


                                  Iconet, Inc.
     _________________________________________________________________
     (Exact name of small business issuer as specified in its charter)


          Nevada                                               86-0891931
_________________________________                       ___________________
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)


8 Gaucho Hills Drive, Rolling Hills Estates, California             90274
_______________________________________________________          __________
   (Address of Principal Executive Offices)                      (Zip Code)


                                 (416) 682-9255
                           ___________________________
                           (Issuer's telephone number)


                                       N/A
            ____________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


There are 39,645,430 shares of common stock outstanding as of June 30, 2003. The shares are traded on the OTC Bulletin Board, under the symbol "ICON".

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                                  ICONET, INC.
                      (A Company in the Development Stage)
                                  BALANCE SHEET


                                                               June 30, 2003
                                                               ______________
                                                                 (Unaudited)

                                     ASSETS

DEFERRED TAX ASSET (NET)                                       $          -

    Total other assets                                                    -
                                                               ____________
    Total assets                                               $          -
                                                               ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                             $    355,644
  Bank overdraft payable                                             28,375
  Related party payable                                             450,465
  Advance payable                                                    17,650
  Interest payable to a related party                               151,967
  Accrued expenses                                                    3,081
  Payroll tax payable                                                84,665
                                                               ____________

    Total current and total liabilities                           1,091,847
                                                               ____________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 39,507,115 shares issued and outstanding             39,507
  Additional paid-in capital                                      3,380,156
  Deficit accumulated during the development stage               (4,511,510)
                                                               ____________
    Total stockholders' deficit                                  (1,091,847)
                                                               ____________

    Total liabilities and stockholders' deficit                $          -
                                                               ============

                 See Notes to the Interim Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             CUMULATIVE
                                                FROM
                                             INCEPTION
                                            (AUGUST 1997)     SIX MONTHS       SIX MONTHS      THREE MONTHS     THREE MONTHS
                                            THROUGH JUNE         ENDED            ENDED            ENDED            ENDED
                                              30, 2003       JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                            ____________     _____________    _____________    _____________    _____________

REVENUE

ADMINISTRATIVE AND GENERAL COSTS
  Consulting                                $ (2,489,066)        (397,499)       $(158,915)     $  (107,667)     $   (70,165)
  Research and development                      (179,027)               -                -                -                -
  Marketing                                     (159,394)               -                -                -                -
  Exploration                                    (15,000)         (15,000)               -                -                -
  Deferred compensation                         (300,000)        (280,000)         (40,000)        (280,000)         (20,000)
  Legal and accounting                          (414,634)         (12,500)         (24,451)         (12,500)         (17,451)
  Operating and administrative                  (725,786)         (15,269))         (9,863)            (193)          (2,517)
  Rent                                           (79,335)          (2,500)          (5,800)          (1,000)          (5,800)
  Depreciation                                    (5,562)               -                -                -                -
  Amortization                                   (16,500)               -                -                -                -
                                            ____________      ___________      ___________      ___________      ___________

    Total operating costs and expenses        (4,384,304)        (722,768)        (239,029)        (401,360)        (115,933)
                                            ____________      ___________      ___________      ___________      ___________

NON-OPERATING INCOME
  Dividend income                                  1,212                -                -                -                -
  Gain on cancellation of contracts               74,104                -                -                -                -
  Gain on cancellation of amortization            16,500                -                -                -                -
  Loss on disposal of assets                     (59,641)               -                -                -                -
                                            ____________      ___________      ___________      ___________      ___________
    Total non-operating income                    32,175                -                -                -                -
                                            ____________      ___________      ___________      ___________      ___________

INTEREST EXPENSE                                (159,381)          (1,509)          (4,704)            (645)          (3,471)
                                            ____________      ___________      ___________      ___________      ___________

    Net loss before income taxes              (4,511,510)        (724,277)        (243,733)        (402,005)        (119,404)
                                            ____________      ___________      ___________      ___________      ___________

  Provision for income taxes                           -                -                -                -                -
                                            ____________      ___________      ___________      ___________      ___________

    Net loss                                $ (4,511,510)     $  (724,277)     $  (243,733)     $  (402,005)     $  (119,404)
                                            ============      ===========      ===========      ===========      ===========

  Loss per common share - basic                  $ (0.36)     $     (0.02)     $     (0.01)     $     (0.01)     $     (0.00)
                                            ============      ===========      ===========      ===========      ===========

  Weighted average common shares -basic       12,489,409       43,415,448       31,257,115       38,707,115       31,257,115
                                            ============      ===========      ===========      ===========      ===========


                 See Notes to the Interim Financial Statements


                                  ICONET, INC.
                      (A Company in the Development Stage)
                             STATEMENS OF CASH FLOWS
                                  (Unaudited)

                                                             CUMULATIVE
                                                                FROM
                                                             INCEPTION
                                                            (AUGUST 1997)     SIX MONTHS       SIX MONTHS
                                                            THROUGH JUNE         ENDED            ENDED
                                                              30, 2003       JUNE 30, 2003    JUNE 30, 2002
                                                            ____________     _____________    _____________

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $(4,511,510)       $  (724,277)     $  (243,733)
    Adjustments to reconcile net loss to net
        cash used in operating activities:

        Amortization and depreciation expense                    22,062                  -                -
        Deferred compensation expense                           400,000            280,000           40,000
        Gain on cancellation of amortization                    (16,500)                 -                -
        Loss on disposal of assets                               59,641                  -                -
        Cancellation of mining rights                            15,000             15,000                -
        Decrease in deposits                                     14,925                  -                -
        Decrease in prepaid consulting                          796,250            352,000
        Deposit paid                                            (14,925)                 -                -
        Increase (decrease) in accounts payable                 419,619                  -           (8,035)
        Interest (decrease) in related party payable            516,065                  -           (23,599)
        Increase incurred on bank overdraft                       1,509              1,509                -
        Increase in payroll and payroll taxes payable            68,327                  -                -
        Increase in interest payable                            158,197                  -            4,703
        Increase in accrued expenses                             40,918              2,634           42,595
        Expenses paid by issuance of
           common stock                                         737,878             37,500           81,250
                                                            ___________        ___________      ___________

        Net cash used in operating activities                (1,292,544)           (35,634)        (106,819)
                                                            ___________        ___________      ___________
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of mining rights                                   (15,000)                 -                -
    Purchase of fixed assets                                    (65,203)                 -                -
                                                            ___________        ___________      ___________

        Net cash used in investing activities                   (80,203)                 -                -
                                                            ___________        ___________      ___________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds received from issuance of stock                    454,635                  -                -
    Proceeds received from officer advances                      37,374             13,300           10,600
    Proceeds from bank overdraft                                 30,552                 32                -
    Proceeds received advance                                    17,650             17,650
    Payment made on bank overdraft                               (9,915)              (453)
    Payment of officer advances                                  (5,474)                 -                -
    Proceeds received from line of credit                       870,499                  -                -
    Proceeds received from related party line of credit         (22,574)                 -           95,350
                                                            ___________        ___________      ___________
        Net cash provided by financing activities             1,372,747             30,529          105,950
                                                            ___________        ___________      ___________

        Net increase in cash                                          -             (5,105)            (869)

        Cash and cash equivalents at inception,
           December 31, 2002, and 2001                                -              5,105            1,068
                                                            ___________        ___________      ___________
        Cash and cash equivalents at
           June 30, 2003, and 2002                          $         -        $         -      $       199
                                                            ===========        ===========      ===========


SUPPLEMENTARY INFORMATION

During the six months ended June 30, 2002 and 2001, no amounts were paid for either interest or income taxes.

In May 2003, 200,000 common shares were issued in exchange for consulting expenses of $13,500.

Also in May 2003 1,000,000 shares were issued to the President of the Company pursuant to a stock option agreement, to relieve  $100,000 in officer advances and consulting fees payable.

In April 2003 the mining rights contract was cancelled and the 10,000,000 shares issued were cancelled.

In June 2002 the Company issued 1,500,000 shares of its common stock for consulting services of $75,000.

Also in June 2002 the Company issued 2,000,000 shares of its common stock as a partial payment for mining rights.

                 See Notes to the Interim Financial Statements


                                 ICONET, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    _________________________________________
                                  June 30, 2003


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

         NEW PRONOUNCEMENTS
         In February 2003 the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial position or results of operations.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 will have no impact on the Company's financial position as they have no financial instruments.

         GOING CONCERN
         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company has available to them a $150,000 line of credit from a shareholder. (See Note 2) Management is attempting to raise additional capital.

2.       ADVANCE PAYABLE
         During the quarter an unrelated third party advanced the Company $17,650 to pay expenses. There are currently no terms for this advance.

3.       RELATED PARTY TRANSACTIONS
         The company rented office space on a month-to-month basis from an officer in order to perform administrative functions. For the six months ended June 30, 2003, rent of $2,500 was expensed.

         During the six months ended June 30, 2003, the company incurred expense for consulting byfficers and shareholders. The total expense for the six months ended June 30, 2003, was $37,500. The total related party payable as of June 30, 2003, was $450,465.

         An officer of Iconet, Inc. advanced the Company funds to pay expenses. During the six months ended June 30, 2003, travel and other office expenses of $13,300 were paid by the officer. In May 2003 the Company issued 1,000,000 shares of its common stock to the officer pursuant to a stock option dated September 1, 2001. This issuance relieved officer advances payable and consulting fees payable by $31,900 and $68,100, respectively.

         The Company has a $150,000 line of credit from a shareholder. As of June 30, 2003, the line of credit was not used.

4.       CAPITAL STOCK
         In January 2003 the company issued 550,000 shares of its common stock to relieve the common stock subscribed.

         In April 2003 the Company and Sea Emerald Development Corp. rescinded their agreement for the purchase and sale of the mining claims situated in Porcupine Mining Division, Canada. The 10,000,000 shares of the Company's restricted Common Stock issued to Sea Emerald were cancelled.

         In May 2003 the Company issued 200,000 shares of common stock to a shareholder in exchange for accrued consulting services of $13,500.

         Also in May 2003 the Company issued 1,000,000 shares of its common stock to an officer pursuant to a stock option dated September 1, 2001. This issuance relieved $100,000 payable to the officer.

5.       COMMITMENTS AND CONTINGENCIES
         There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at June 30, 2003, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

         Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company settled an action by a bank regarding an overdraft. The Company paid $9,915 of the overdraft. The amount due as of June 30, 2003 is $28,343, which has been accrued by the Company. The Company paid three payments and then defaulted on this settlement.

PART II - OTHER INFORMATION

    June 30, 2003
                       MANAGEMENT DISCUSSION AND ANALYSIS


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

    Dr. Stewart Jackson has resigned from the Board of Directors in April 2003.

    Mr. Ron Shorr has resigned from the Board of Directors in April 2003.

    Mr. Randy Miller resigned from the Board of Directors in June 2003.

    Mr. Matthew Markin serves as the Company's sole officer and Director at this time.

    The Company has also adopted an Option Plan for Directors, Officers and Employees, subject to shareholder approval.

    The Company has defaulted on settlement agreement for the lawsuit with JP Morgan after having made three payments totalling $9962.37.

    The Company has attained a Berlin Stock Exchange listing.

    The Company is currently considering various business opportunities.


ITEM 7.   SIGNATURES


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ICONET, INC.

July 21, 2003                            /s/ MATTHEW MARKIN
                                             ________________________________
                                             Matthew Markin

                            SECTION 302 CERTIFICATION


     I, Matthew Markin, certify that:

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



July 21, 2003                   /s/ MATTHEW MARKIN
                                _________________________________
                                    Matthew Markin
                                    Chairman and CEO