Form 10QSB
period 2003-09-30
ANGLOTAJIK MINERALS INC
filed 2003-11-17
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]  Transition Report Under Section 13 or 15 (d) of the Exchange Act


     For the transition period from _________________ to __________________


                        Commission File Number: 000-28481


                            ANGLOTAJIK MINERALS, INC.
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


         11400 West Olympic Boulevard, Suite 200, Los Angeles, CA 90064
         ______________________________________________________________
                    (Address of Principal Executive Offices)


                                 (310) 445-8819
                           ___________________________
                           (Issuer's telephone number)


                                  Iconet, Inc.
               13636 Ventura Blvd., #252, Sherman Oaks, CA 91432
            ____________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed be Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

ISSUED AND OUTSTANDING AS OF SEPTEMBER 30, 2003: 18,118,965 SHARES COMMON STOCK, $0.001 PAR VALUE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                            ANGLOTAJIK MINERALS, INC.
                         (An Exploration Stage Company)
               Balance Sheet as of September 30, 2003 (Unaudited)


                                                            September 30, 2003
                                                            __________________
                                                               (Unaudited)

                                     ASSETS

SHAREHOLDER RECEIVABLE                                         $    51,227
                                                               ___________
   Total current assets                                             51,227
                                                               ___________
DEFERRED TAX ASSET (NET)                                                 -
                                                               ___________
      Total other assets                                                 -
                                                               ___________
      Total assets                                             $    51,227
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                            $   355,644
   Bank overdraft payable                                           28,375
   Related party payable                                           450,465
   Interest payable to a related party                               2,141
   Accrued expenses                                                  3,081
   Payroll and payroll taxes payable                               152,385
                                                               ___________
      Total current and total liabilities                          992,091
                                                               ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value, 300,000,000 shares
      authorized, 18,118,965 shares issued and outstanding          18,119
   Additional paid-in capital                                    3,752,063
   Executive Stock options outstanding                             503,497
   Deferred compensation cost                                     (487,763)
   Deficit accumulated during the development stage             (4,726,780)
                                                               ___________
      Total stockholders' deficit                                 (940,864)
                                                               ___________
      Total liabilities and stockholders' deficit              $    51,227
                                                               ===========

                  See Notes to the Interim Financial Statements



                            ANGLOTAJIK MINERALS, INC.
                         (An Exploration Stage Company)
Statements of Operations for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)


                                             Cumulative From
                                                Inception
                                              (August 1997)       Nine Months       Nine Months
                                                 through            Ended             Ended
                                              September 30,      September 30,     September 30,
                                                  2003               2003              2002
                                             _______________     _____________     _____________

REVENUE

ADMINISTRATIVE AND GENERAL COSTS
   Consulting                                  $(2,501,566)       $ (409,999)       $ (270,418)
   Salaries and wages                             (312,980)         (167,720)                -
   Research and development                       (179,027)                -                 -
   Marketing                                      (159,394)                -                 -
   Exploration                                     (15,000)          (15,000)                -
   Deferred compensation                          (295,734)         (295,734)          (60,000)
   Legal and accounting                           (424,134)          (22,000)          (28,452)
   Operating and administrative                   (609,649)          (24,392)          (29,228)
   Rent                                            (79,335)           (2,500)           (7,300)
   Depreciation                                     (5,562)                -                 -
   Amortization                                    (16,500)                -                 -
                                               ___________        __________        __________

      Total operating costs and expenses        (4,598,881)         (937,345)         (395,398)
                                               ___________        __________        __________

NON-OPERATING INCOME
   Dividend income                                   1,212                 -                 -
   Gain on cancellation of contracts                74,104                 -                 -
   Gain on cancellation of amortization             16,500                 -                 -
   Loss on disposal of assets                      (59,641)                -                 -
                                               ___________        __________        __________

      Total non-operating income                    32,175                 -                 -
                                               ___________        __________        __________

INTEREST EXPENSE                                  (160,074)           (2,202)           (6,886)
                                               ___________        __________        __________

   Net loss before income taxes                 (4,726,780)         (939,547)         (402,284)
                                               ___________        __________        __________

Provision for income taxes                               -                 -                 -
                                               ___________        __________        __________

      Net loss                                 $(4,726,780)       $ (939,547)       $ (402,284)
                                               ===========        ==========        ==========

Loss per common share - basic                  $     (7.11)       $    (0.21)       $    (0.88)
                                               ===========        ==========        ==========

Weighted average common shares -basic              664,764         4,492,637           459,695
                                               ===========        ==========        ==========

Loss per common share - diluted                $     (3.81)       $    (0.19)       $    (0.85)
                                               ===========        ==========        ==========

Weighted average common shares - diluted         1,239,964         5,067,836           470,641
                                               ===========        ==========        ==========


                 See Notes to the Interim Financial Statements




                            ANGLOTAJIK MINERALS, INC.
                         (An Exploration Stage Company)
Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)



                                                          Cumulative From       Nine Months       Nine Months
                                                         Inception (August        Ended             Ended
                                                           1997) through       September 30,     September 30,
                                                         September 30, 2003        2003              2002
                                                         __________________    _____________     _____________

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $ (4,726,780)       $ (939,547)       $  (402,284)

    Adjustments to reconcile net loss to net cash used in operating activities:

       Amortization and depreciation expense                      22,062                 -                  -
       Deferred compensation expense                             415,734           295,734             60,000
       Gain on cancellation of amortization                      (16,500)                -                  -
       Loss on disposal of assets                                 59,641                 -                  -
       Cancellation of mining rights                              15,000            15,000
       Decrease in deposits                                       14,925                 -                  -
       Decrease in prepaid consulting                            796,250           352,000                  -
       Increase (decrease) in accounts payable                   419,619                 -             (8,035)
       Increase (decrease) in related party payable              553,565            37,500             (1,099)
       Interest incurred on bank overdraft                         2,202             2,202              7,738
       Increase in payroll and payroll taxes payable             152,385            67,720                  -
       Increase in interest payable                              158,197                 -              6,814
       Increase in accrued expenses                               24,580             2,634             35,684
       Expenses paid by issuance of
           common stock                                          800,378           100,000            134,583
                                                            ____________        __________        ___________
       Net cash used in operating activities                  (1,308,742)          (66,757)          (166,599)
                                                            ____________        __________        ___________
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of mining rights                                    (15,000)                -            (15,000)
    Deposit paid                                                 (14,925)                -                  -
    Purchase of fixed assets                                     (65,203)                -                  -
                                                            ____________        __________        ___________
       Net cash used in investing activities                     (95,128)                -            (15,000)
                                                            ____________        __________        ___________
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds received from issuance of stock                     454,635                 -            250,000
    Proceeds received from officer advances                       86,147            62,073             19,900
    Proceeds from bank overdraft                                  30,552                32                  -
    Proceeds received from line of credit                        963,849                 -             93,350
    Payment made on bank overdraft                                (9,915)             (453)                 -
    Payment of officer advances                                   (5,474)                -             (5,000)
    Payment made on line of credit                              (115,924)                -           (115,924)
                                                            ____________        __________        ___________
       Net cash provided by financing activities               1,403,870            61,652            242,326


       Net increase (decrease) in cash                                 -            (5,105)            60,727

       Cash and cash equivalents at inception,
           December 31, 2002, and 2001                                 -             5,105              1,068
                                                            ____________        __________        ___________
       Cash and cash equivalents at
           September 30, 2003, and 2002                     $          -        $        -        $    61,795
                                                            ============        ==========        ===========


SUPPLEMENTARY INFORMATION
During the nine months ended September 30, 2003, and September 30, 2002, no amounts were paid for either interest or income taxes.

In August 2003 the company issued 16,999,984 common shares to shareholders in exchange for interest payable of $150,519.

In July 2003 the Company issued 286,713 common shares to the President to relieve an advance of $48,773 and set up a receivable of $51,227.

Also in July 2003 a $100,000 signing bonus was paid via the issuance of 279,720 common shares.

In May 2003 the Company issued 2,797 common shares in exchange for consulting expenses of $13,500.

Also in May 2003 the Company issued 13,986 common shares to the President pursuant to a stock option agreement, to relieve $100,000 in officer advances and consulting fees payable.

In April 2003 the mining rights contract and the related shares were cancelled.

In June 2002 the Company issued 20,797 shares of its common stock for consulting services of $75,000.


                 See Notes to the Interim Financial Statements


                            ANGLOTAJIK MINERALS, INC.
                      (A Company in the Development Stage)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2003


1.       BASIS OF PRESENTATION

         During the quarter ended September 30, 2003, the Company changed its name from Iconet, Inc. to Anglotajik Minerals, Inc.

         The accompanying unaudited interim financial statements of Anglotajik Minerals, Inc. (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America, pursuant to the Securities and Exchange Commission rules and regulations. In management's opinion all adjustments necessary for a fair presentation of the results for the interim periods have been reflected in the interim financial statements. The results of operations for any interim period are not necessarily indicative of the results for a full year. All adjustments to the financial statements are of a normal recurring nature.

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

         GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash, other material assets, and available credit are insufficient to fund the Company's cash flow needs for the next year. Management is attempting to raise additional capital, and the President of the Company intends to advance funds as necessary to fund the cash flow needs of the Company.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (SFAS 149)
         "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for contracts entered into or modified after September 30, 2003. The Company does not expect the adoption of SFAS 149 to have any impact on the financial statements.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will have no effect on the Company's financial position or results of operations.

3.       RELATED PARTY TRANSACTIONS

         The company rented office space on a month-to-month basis from an officer in order to perform administrative functions. For the nine months ended September 30, 2003, rent of $2,500 was expensed.

         During the nine months ended September 30, 2003, the company incurred expense for consulting by officers and shareholders. The total expense for the nine months ended September 30, 2003, was $37,500. The total related party payable as of September 30, 2003, was $450,465.

         An officer of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. During the nine months ended September 30, 2003, travel and other office expenses of $13,300 were paid by an officer. In May 2003 the Company issued 13,986 shares of its common stock to the officer pursuant to a stock option dated September 1, 2001. This issuance relieved officer advances payable and consulting fees payable by $31,900 and $68,100, respectively.

         The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. During the nine months ended September 30, 2003, the President paid expenses of $48,773. In July 2003 the Board of Directors authorized the issuance of 286,713 restricted common shares to the President to relieve the shareholder advance of $48,773 and for a receivable of $51,227 from the President. During the third quarter of 2003, the President was the only member of the Board of Directors.

         In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company (see Note
         5). Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $60,000 were accrued during the quarter.

         Also during the nine months ended September 30, 2003, the Company issued a total of 16,999,984 common shares to each the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

4.       CAPITAL STOCK

         In January 2003 the company issued 7,692 shares of its common stock to relieve the common stock subscribed.

         In April 2003 the Company and Sea Emerald Development Corp. rescinded their agreement for the purchase and sale of the mining claims situated in Porcupine Mining Division, Canada. The restricted Common Stock issued to Sea Emerald was cancelled.

         In May 2003 the Company issued 2,797 shares of common stock to a shareholder in exchange for accrued consulting services of $13,500.

         Also in May 2003 the Company issued 13,986 shares of its common stock to an officer pursuant to a stock option dated September 1, 2001. This issuance relieved $100,000 payable to the officer.

         In July 2003 the Board of Directors authorized the issuance of 286,713 restricted common shares to the President in exchange for a shareholder advance of $48,773 and a receivable from the President of $51,227. The President is the only member of the Board of Directors. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock.

         In July 2003 a reverse stock split of 1:143 was authorized by the Board of Directors, and the number of authorized shares was increased to 300 million.

         In August 2003 the Company issued 16,999,984 common shares to the shareholders to whom interest was due on the line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

         In September 2003 a 2:1 forward stock split was authorized by the Board of Directors.

5.       STOCK OPTIONS

         The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. Deferred compensation is recorded when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

         In September 2001 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company (see Note 3). The Company accrued $503,497 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in July 2011. The compensation cost will be accrued over the vesting period. Compensation cost of $15,734 was included in the statements of operation for the nine months ended
         September  30,  2003.   The  Company  has   determined   the  pro-forma
         information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black Scholes option-pricing model was used with a risk free interest rate of 4.67%; dividend yield of 0.0%; a volatility factor of 100% and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.78 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have decreased deferred compensation by $101,931. It would also have decreased the compensation cost for the quarter by $3,185.

6.       COMMITMENTS AND CONTINGENCIES

         There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at September 30, 2003, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

         Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

         The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The amount due as of September 30, 2003 is $28,343, which has been accrued by the Company. The related interest expense of $2,141 has also been accrued by the Company. The Company paid three payments in the prior year and then defaulted on this settlement.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended September 30, 2003.

UNCERTAINTY AS TO CERTAIN ACCOUNTS PAYABLE

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS 2002

Operating expenses for the period increased to $937,345 in 2003 compared to $395,398 for 2002. The principal differences were in consulting fees ($409,999 vs. $270,418) and in deferred compensation payable to officers ($295,734 vs. $60,000). The increase is attributable primarily to increased activity in connection with our attempt in the current period to develop the video jukebox business and our abandoned mineral exploration venture with Sea Emerald Development Corp. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

PLAN OF OPERATION

We currently have no cash or sources of cash to fund operations. We are attempting to arrange an equity financing in the amount of $1,000,000 to $2,000,000 to fund our proposed activities in mineral exploration in the Republic of Tajikistan, although we have received no commitments as yet. Our ability to continue in the mineral exploration business will depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain.


                           PART II - OTHER INFORMATION


ITEM 1  -  LEGAL PROCEEDINGS

There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at September 30, 2003, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position. See Note 6 to the Interim Financial Statements.

ITEM 2  -  CHANGES IN SECURITIES

     The following securities were sold by officers of the Company without the use of an underwriter. In effecting the sales, we relied on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering, and on Regulation D. We believe that all such sales were made by our executive officers in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

     a.  Officers, directors, promoters or control persons of the issuer; or
     b. Individuals or entities who are accredited investors as defined in Rule 501 of Regulation D under the Securities Act of 1933; or
     c.  Individuals who:
           i. Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
         iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect. The share amounts in the chart are adjusted for a 143-for-1 reverse split effective July 30, 2003 and a 2-for-1 forward split effective September 15, 2003.


===============================================================================================
     Date                     Class                   Amount       Price($)     # of Purchasers
_______________________________________________________________________________________________

May 2003           $.001 par value common stock         16,783       (1)               1
_______________________________________________________________________________________________
June 2003          $.001 par value common stock         20,797       (2)               1
_______________________________________________________________________________________________
July 20, 2003      $.001 par value common stock        566,434       (3)               1
_______________________________________________________________________________________________
August 1, 2003     $.001 par value common stock     16,999,984       (4)              19
===============================================================================================

(1)  Valued at $113, 500, or an average price of $.148 per share. Issued to the former president of the Company as settlement for consulting fees and expenses.
(2)  Valued at $75,000, or an average price of $.277 per share. Issued to the former president of the Company as settlement for consulting fees.
(3)  Issued to the current president of the Company  as settlement for amounts owed him. See
     Note  3 to the Financial Statements.
(4)  Valued at $150,519, or approximately $.009 per share. Issued to 19 individuals in settlement of principle and interest on cash loans to the Company


ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following action was taken by written consent in lieu of a meeting of shareholders:


==========================================================================================
                Proposal                      In favor     Opposed     Abstain     Result
__________________________________________________________________________________________

Approval of 143-for-1 reverse stock split     566,434         0        552,548     Carried

==========================================================================================



ITEM 5  -  OTHER INFORMATION

         None.

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

         We filed the following Current Reports on Form 8-K during the period:

         8-K   April 8, 2003
         8-K   October 23, 2003 (Subsequent)
         8-K   October 24, 2003 (Subsequent)

         31.1  Certification of Chief Financial Officer.

         31.2  Certification of Chief Executive Officer.

         32.1  Section 906 Certification.

         32.2  Section 906 Certification.




                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 17, 2003               ANGLOTAJIK MINERALS INC.


                                       /s/ MATTHEW MARKIN
                                       _________________________________________
                                       Matthew Markin
                                       President, Acting Chief Financial Officer