Form 10KSB
period 2003-12-31
ANGLOTAJIK MINERALS INC
filed 2004-04-20
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 2003

                                       or

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-28481


                            ANGLOTAJIK MINERALS INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)


                  NEVADA                                     86-0891931
---------------------------------------               ------------------------
(State or jurisdiction of incorporation                  (I.R.S. Employer
             or organization)                          Identification No.)


  11400 West Olympic Blvd. Suite 200, Los Angeles, CA 94080     (310) 445-8819
 ------------------------------------------------------------------------------
           Address and telephone number of principal executive offices


                                       N/A
             ------------------------------------------------------
                 Former issuer name, if changed from last report


         Securities registered under Section 12(b) of the Exchange Act:

                           None.

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, par value $.001 per share

[X] Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

[ ] Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year:   $0.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2004:

         $5,736,137


Number of outstanding shares of the registrant's $.001 par value common stock, as of March 1, 2004:

         19,120,458 shares

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND OF THE COMPANY

     Anglotajik Minerals, Inc. was originally incorporated August 1, 1997 in Nevada as MexiMed Industries to develop and produce a non-reusable medical syringe. We later abandoned that business, as we lacked sufficient capital resources. In 1999 we changed our name to Digital Video Display Technology Corp. and obtained a license to market a patented audio video jukebox technology in Canada and in five U.S. states. However, disagreements arising out of contractual relationships impeded the development of the business. In July of 2001 we changed our name to Iconet, Inc. in connection with a proposal to build the jukeboxes and sell them back to the licensor of the technology, but owing to changing technology and to disagreements among our board as to the future direction the company should take, we eventually abandoned that business as well.

     In June of 2002 we resolved to investigate some possible opportunities in mineral exploration. We optioned a property in Ontario, Canada, but after our due diligence investigation we elected not to proceed and mutually rescinded the agreement.

     In June of 2003 our board appointed Mr. Matthew Markin as president and as a director to replace Randy Miller. Mr. Miller also resigned as director, so that Mr. Markin became the sole executive officer and director of the Company. Mr. Miller's resignation was voluntary to pursue other interests, and not as a result of any dispute with the Company.

     In July of 2003, we adopted a plan of reorganization whereby our common stock was reverse split by a ratio of 1-for-143. Shortly thereafter, we effected a 2-for-1 forward split. (See "Changes in Securities" below.) For the reader's convenience, references to stock transactions throughout this Current Report are expressed in terms of their post-split equivalents.

BUSINESS OF THE COMPANY

     We are currently pursuing what we perceive to be promising opportunities in mineral exploration. We are in negotiation with officials of the Republic of Tajikistan to acquire interests in certain properties that have known occurrences of valuable minerals, including gold, silver, aluminum, and perhaps others. We do not currently have a producing mine or reserves of ore.

         Tajikistan, in central Asia, was formerly part of the U.S.S.R., gaining its independence in 1991. Tajikistan adopted a new constitution in 1994, which restored the office of President, transformed the Soviet-era "Supreme Soviet" into the Supreme Assembly, recognized civil liberties and property rights, and provided for a judiciary. However, factionalism led to a five-year civil war, which ended in a peace agreement in 1997 and a new republican government, with executive and legislative branches and a judiciary, implemented in 2000.

Attention in the wake of the war in Afghanistan has brought increased economic development assistance, which analysts believe could create jobs and increase stability in the long term. The country is seeking World Trade Organization membership and has joined NATO's Partnership for Peace.

     Tajikistan is known to have significant natural resources, including hydropower, uranium, some petroleum, mercury, brown coal, lead, zinc, antimony, tungsten, silver, and gold. The civil war (1992-1997) severely damaged the already weak economic infrastructure and caused a sharp decline in industrial and agricultural production. Since the war, however, economic growth has been steady, with a rate of 5% for the year 2002 (estimated). A debt restructuring agreement was reached with Russia in December 2002, which included an interest rate of 4%, a 3-year grace period, and a US$49.8 million credit to the Central Bank of Tajikistan. A number of foreign corporations are currently active in Tajikistan in the exploration, development, and production stages.

     We have been engaged in discussions with officials of the government of Tajikistan regarding the acquisition of exploration rights to certain properties where mineral deposits are known to exist. In March of 2004 we completed a formal agreement with the Tajikistan Ministry of Industry granting us exclusive mineral exploration and development rights in a 400 square kilometer area of southeastern Tajikistan known as the Rushan Complex. See Item 2 - Description of Property.

     We have entered into key-employee contracts with two Tajik nationals who will assist us in business development there, to include establishing our offices and corporate infrastructure, liaison with the appropriate ministers and other federal and local governmental authorities, translation, and various other functions which may be important or essential to the establishment and continuation of our proposed exploration activities (see "Employees" below). At an appropriate future date, we intend to either employ or contract appropriate experts in the field of mineral exploration.

     Subsequent to the period covered by this report, we employed Dr. Vladislav Minaev as our Chief Geologist. We understand Dr. Minaev to be the country's recognized leading authority on the Rushan Complex, as he was originally involved in the Pamir Expedition's exploration of the property during 1971-77. He continued to work on the property throughout the further exploration and independent study performed by Kilborn Engineering in 1997-98. Dr. Minaev was introduced to us and recommended by the Minister of Industry during Management's most recent trip to Dushanbe.

     We currently have no cash or sources of financing. Our President has advanced funds to us for our business planning activities, but is under no obligation to continue to do so. We are attempting to obtain equity financing in the form of a private placement of our stock so that we can commence exploration operations if and when we reach a satisfactory agreement with the government of Tajikistan.

FACILITIES

     We currently occupy office space provided to us at no cost by our President, Matthew Markin. Mr. Markin is under no obligation to continue to provide us free office space for any period of time in the future. Our offices are located at 11400 West Olympic Boulevard Suite 200, Los Angeles, California 90064. Our telephone number is (310) 445-8819.

     Contingent upon completing an adequate financing arrangement, we expect to open an office in Dushanbe, Tajikistan, in December of 2003. The Dushanbe office will serve as our local base for our operations in Tajikistan.

EMPLOYEES

     We currently have four employees, our sole executive officer, and our three contract employees in Tajikistan. Once the office in Dushanbe is opened, we expect to recruit two or three additional office staff. If and when we acquire funding to proceed with exploration in the IKAR region, we expect to either hire or contract additional staff for positions in the office and in the field. However, we have not yet deteremined how many or what those positions will be.


RISK FACTORS

     An investment in our securities involves certain risks, including those enumerated below. You should consider the following specific risks before making an investment in our securities.


     EXPLORATION FOR ECONOMIC DEPOSITS OF MINERALS IS SPECULATIVE. The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established and the Company can exploit those reserves by either commencing mining operations, selling or leasing its interest in the property, or entering into a joint venture with a larger resource company that can further develop the property to the production stage. We expect to expend considerable funds before we are able to determine whether we have a commercially mineable ore body. Should we fail to find adequate valuable minerals before our funds are exhausted, and if we cannot raise additional capital, we will have to discontinue operations, which could make our stock valueless.


     OUR CURRENT MANAGEMENT LACKS EXPERIENCE IN THE BUSINESS OF MINERAL EXPLORATION. Our Directors and Executive Officers lack significant experience or technical training in exploring for precious mineral deposits and developing mines. We intend to recruit management and advisory personnel who have such experience, but until we do our management may not be fully aware of many of the specific requirements related to working within this industry. Their decisions and choices may not take into account standard engineering or managerial approaches such as mineral exploration companies commonly use. Thus, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in the industry.


     WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES. As of October 31, 2002, approximately 281,881,035 shares of our common stock were authorized but unissued including 699,301 reserved for the possible exercise of options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.


     WE HAVE NO MINING OPERATIONS, AND DO NOT KNOW IF WE WILL EVER REACH THE DEVELOPMENT STAGE. We currently have no revenues from operations, no mining operations, and no reserves. We may never reach the development stage, and if we do investors in our shares will face additional risks, hazards and uncertainties, including gold bullion losses, environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological formations or other geological or grade problems, unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, periodic interruptions due to inclement or hazardous weather conditions, other unfavorable operating conditions and other acts of God. Such risks could result in damage to or destruction of mineral properties or costs that make further activities prohibitively expensive.


     WE MAY BE SUBJECT TO EXTRAORDINARY BUSINESS RISKS RELATED TO CONDUCTING BUSINESS OPERATIONS IN A DEVELOPING COUNTRY. We propose to explore for valuable minerals in Tajikistan, a newly-independent country that was part of the Former Soviet Union. We may face additional risks and uncertainties there such as political instability, currency exchange losses, inadequate infrastructure, security issues, cultural conflicts, civil strife, government policy changes, and others. We intend to insure against such risks to the extent practical; however, we may experience interruptions in our activities, financial losses, or even cessation of our activities there as a result of such risks.


FORWARD LOOKING STATEMENTS

     This Current Report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors,"

"Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements:

     o statements before, after or including the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

     We may be unable to achieve future results covered by the forward-looking statements. The statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the future results that the statements express or imply. Please do not put undue reliance on these forward-looking statements, which speak only as of the date of this Current Report. In particular, as an exploration stage company our future is highly uncertain.


ITEM 2.  DESCRIPTION OF PROPERTY.

     Our agreement with the government of the Republic of Tajikistank grants us exclusive rights to explore, and if warranted to develop, sites of our choosing within a 400 square kilometer area of southeastern Tajikistan known as the Rushan Complex. A great deal has been reported about the geology and mineralization of the region during a period of extensive exploration under the former Soviet regime from 1970 through 1977. After studying the available literature, including the comprehensive 1978 technical report of the "Pamir Expedition", and an independent study in 1997-98 by Kilborn Engineering of Alberta, we have elected to conduct further exploration in the mineralized zone known as the IKAR Deposit.

     The Pamir Expedition identified 10 "mineralized zones" in the IKAR Deposit, of which six have been designated "ore bodies." To facilitate identification, and because we have not evaluated the sites to determine the existence of recoverable ores according to Western industry standards, we will use the term "mineralized units" when referring to the structures the Soviet report identifies as "ore bodies."

     Subsequent to the period covered by this report, we elected to commence our exploration activities in Tajikistan in the Ikar Depost. The Soviet exploration documents indicate the tungsten/gold deposit as having, on the surface, 8 mineralized segments which have been identified along a trend extending for approximately 1km. Trenches 1m wide by 1m deep totaling 2183 meters, have been excavated and sampled across mineralization which varies in width from 0.6 to
3.9 meters. An Adit (i.e., and underground passage), excavated at an elevation level of 2770 meters is documented to be 2354 meters (2.35 Kilometers / 1.46 miles) deep consisting of 2m wide by 3m high drifts and crosscuts (horizontal tunnels cut to gain access to the vein), some 160-340 meters beneath the surface exposures. During this Soviet exploration period, diamond drilling was completed from surface (5 holes totaling 1515 meters) and underground (17 horizontal holes totaling 2737 meters and 12 holes angled down totaling 2978 meters) in all totaling 7230 meters (7.23 kilometers / 4.493 miles).

     The Soviet compilation of these exploration results indicate average grades of various mineralized units that range from 2 - 9 gms/tonne Au, 2-9 gms/tonne Ag, 0.1 - 0.8% WO3, 0.1 - 0.4% Cu and 0.05 - 0.4% Co. These results were broadly confirmed by Kilborn Engineering, an independent internationally recognized North American mining and engineering corporation based in Alberta, Canada, subject to certain qualifications on sample sizes and exact locations. Soviet Exploration grades reported within the Silver deposit indicate mineralization ranging between several grams Ag. per tonne and 22,790 grams Ag., per tonne. These were identified in fault and fracture controlled quartz veins across widths varying between 0.5 to 1.5 meters. Many veins and structures are listed within the 1978 Soviet exploration documents, but maps and section identifications have not yet been made available. Current evaluations regarding procedures to clarify and confirm these measurements to western metal measurement standards are being addressed.

     We have engaged Arctex Engineering Services to consult with us on the development of an exploration plan for the IKAR Deposit and possibly other properties.

     Under the terms of our agreeement with the Tajikistan Ministry of Industry (the "Ministry") we are to submit an exploration plan and budget for each site we propose to explore. At that time the Ministry and we will discuss and arrive at an agreement as to royalty or other compensation arrangements in the event the results of exploration warrant development of the property.

     Although specifics of our proposed exploration plan remain to be determined, in general we intend to follow the recommendations for exploration of the IKAR Deposit contained in the Kilborn Engineering 1998-99 Report. Work will be done to clean up all the overburden, reinforce and clean the original Adit and commence a drilling program, which would be similar to the original drilling program completed by the Pamir Expedition during it's extensive exploration program of 1971-77. The property will be drilled out according to the original drill program and the new core will be split and samples will be assayed under extreme security and stringent western assay principals. These assay's would be performed in countries outside of Tajikistan including Germany and Canada.

ITEM 3.  LEGAL PROCEEDINGS.

     Merrill Lynch Canada Inc. ("Merrill Lynch") filed suit against ua on June 26, 2001, seeking damages in connection with an alleged dispute related to the sale of restricted shares of the Company's common stock to Merrill Lynch by a non-affiliate stockholder. The case is captioned "Merrill Lynch vs. Digitial Video Display Technology, and others" and is identified as Action No. S-004012 in the Vancouver Law Court, Supreme Court of British Columbia. The case is in its very early stages, and our legal counsel has not yet formed an opinion as to the merits of the suit or the likely outcome.

     We are not aware of any other current or threatened legal proceedings disclosable under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the period.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We have one class of equity security designated as common stock, $.001 par value, of which on April 16, 2004 19,120,458 shares were outstanding among 68 shareholders of record plus an unknown number of street name holders. Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") using the symbol "AJKM".

Following is a chart of the approximate high and low bid prices for our shares during the indicated periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended             High Bid        Low Bid
--------------------      --------        -------

March 31, 2002              $1.15          $ .77
June 30, 2002               $ .20          $ .05
September 30, 2002          $ .14          $ .10
December 31, 2002           $ .09          $ .08

March 31, 2003              $8.22          @1.28
June 30, 2003               $1.43          $ .21
September 30, 2003          $1.43          $ .01
December 31, 2003           $ .86          $ .35


     We have outstanding an option to purchase 699,301 common shares at $.21 per share until July 2011.

     On August 1, 2003 we issued to 19 individuals a total of 16,999,984 restricted shares in settlement of principal and interest due on cash loans made to the company in 2001. In accordance with an opinion of counsel, the shares were deemed issued as of the dates of the original loans. Accordingly, the shares may currently be eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended. To our knowledge, each of the 19 individuals exercises sole voting and dispositive control over his or her shares, and there is no voting agreement or other arrangement respecting the stock between or among any of the individuals.

     We have paid no dividends to date. The Board of Directors has the authority to declare and pay dividends from available Company funds.

     The transfer agent and registrar for our common stock is Pacwest Transfer LLC, of Warrenton, Virginia.

Recent Sales of Unregistered Securities

     The following securities were issued without registration in reliance on the exemption authority provided by Section 4(2) of the Securities Act of 1933, as amended, relating to sales not involving any public offering. We believe that each sale was made by our President in private, negotiated transactions without any advertising, public announcements or general solicitation. The purchasers of the shares represented themselves in writing to be, and the company believes them to be, members of one or more of the following classes:

     a.   Officers, directors, promoters or control persons of the issuer;
     b. Individuals or entities who are accredited investors, as defined in Rule 501 of Regulation D under the Securities Act; or
     c.   Individuals who:
          i.   Are knowledgeable and sophisticated in investment matters;
          ii. Are able to assess the risks of an investment such as in our securities;
          iii. Are financially able to bear the risk of a loss of their entire investment; and
          iv. Have access to pertinent information regarding the issuer and its operations.

The shares are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear a legend to that effect.

========================================================================================
                                                                               NUMBER OF
    DATE                   CLASS                      AMOUNT          PRICE   PURCHASERS
----------------------------------------------------------------------------------------

May 2003           Common, $.001 par value             16,783           (1)        1

June 2003          Common, $.001 par value             20,797           (2)        1

July 20, 2003      Common, $.001 par value            566,434           (3)        1

Aug. 1, 2003       Common, $.001 par value         16,999,904           (4)       19

Oct 13, 2003       Common, $.001 par value          1,000,000           (5)        1

----------------------------------------------------------------------------------------

(1) Valued at $113,500, or an average price of $.148 per share. Issued to the former President of the Company as settlement for consulting fees and expenses.
(2) Valued at $75,000, or an average price of $.277 per share. Issued to the former President of the Company as settlement for consulting fees.
(3) Issued to the current President of the Company as settlement for amounts owed to him.
(4) Valued at $150,519, or approximately $.009 per share. Issued to 19 individuals in settlement of principle and interest on cash loans to the Company. These share may be eligible for resale (see "MARKET FOR OUR SECURITIES" above).
(5) Valued at $370,000, or $.37 per share. Issued in payment for legal services in connection with the Company's exploration activities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

     We are in the exploration stage and have no revenues from operations, nor do we expect revenues for the foreseeable future. To date, we have funded our various business activities through advances from officers and stockholders and through the issuance of equity stock. Our officers are under no obligation to continue to provide advances to the us.

     We have no cash or cash equivalent resources, no lines of credit, nor any other source of funds. We are negotiating with various commercial funding sources in Europe to raise approximately %5,000,000 to fund our exploration operations, although we have not yet received any commitments from any source for any amount of funding. We will not be able to begin a meaningful exploration program unless and until we acquire funding.

     If we are able to obtain financing, we expect to spend approximately $2,000,000 on exploration of the IKAR Deposit property before making a determination whether or not to proceed with development. Whether we conduct any other exploration activities will depend upon the amount of financing, if any, we are able to obtain.

     If we sell equity stock to raise capital, our current stockholders will experience substantial dilution of their shareholdings.

ITEM 7.  FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Anglotajik Minerals, Inc.

We have audited the accompanying balance sheet of Anglotajik Minerals, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Anglotajik Minerals, Inc. for the year ended December 31, 2002, were audited by other auditors whose report dated May 14, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anglotajik Minerals, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 13, 2004

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

Mark Bailey & Company, Ltd.
Reno, Nevada

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets

                           ASSETS

                                                                    December 31,        December 31,
                                                                        2003                2002
                                                                 ------------------  -----------------
Current Assets
   Cash                                                          $             594              5,105
   Prepaid consulting expenses                                                   -            352,000
                                                                 ------------------  -----------------

       Total current assets

Other Assets
   Mining rights                                                                 -            515,000
                                                                 ------------------  -----------------
       Total other assets                                                        -            515,000
                                                                 ------------------  -----------------
       Total assets                                              $             594   $        872,105
                                                                 ==================  =================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                $          28,343   $         28,796
   Accounts payable                                                        360,106            355,644
   Accrued expenses                                                        183,155             98,611
   Shareholder advance                                                           -             18,600
   Interest payable                                                          4,692            150,458
   Note payable - related party                                            457,535            481,065
                                                                 ------------------  -----------------
       Total current and total liabilities                               1,033,831          1,133,174
                                                                 ------------------  -----------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
     authorized, 19,120,458 and 667,932 shares issued and
     outstanding at December 31, 2003 and 2002, respectively                19,120                668
   Common stock subscribed                                                       -             88,000
   Additional paid-in capital                                            4,121,063          3,717,496
   Deferred compensation costs                                                   -           (280,000)
   Deficit accumulated during the development stage                     (5,173,420)        (3,787,232)
                                                                 ------------------  -----------------
       Total Stockholders' Equity                                       (1,033,237)          (261,068)
                                                                 ------------------  -----------------
       Total liabilities and stockholders' equity                $             594   $        872,105
                                                                 ==================  =================


  The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                             Statement of Operations


                                                 Cumulative
                                                 During the         For the Year         For the Year
                                              Exploration Stage         Ended               Ended
                                                December 31,         December 31,        December 31,
                                                    2003                2003                2002
                                             ------------------  ------------------   ------------------

Revenue                                      $               -   $               -    $               -

Operating Costs and Expenses
   Operating and administrative expenses     $       5,020,909   $       1,381,435    $         764,619
   Depreciation expense                                  5,562            -                  -
   Amortization expense                                 16,500            -                  -
                                             ------------------  ------------------   ------------------

       Total operating costs and expenses            5,042,971           1,381,435              764,619

Non-operating Income
   Dividend income                                       1,212                   -                    -
   Gain on cancellation of contracts                    90,604                   -                    -
   Loss on disposal of assets                          (59,641)                  -                    -
                                             ------------------  ------------------   ------------------

       Total non-operating income                       32,175                   -                    -
                                             ------------------  ------------------   ------------------

Interest expense                                      (162,624)             (4,753)              (7,391)

       Net loss before income taxes                 (5,173,420)         (1,386,188)            (772,010)
                                             ------------------  ------------------   ------------------

   Provision for income taxes                                -                   -                    -
                                             ------------------  ------------------   ------------------

       Net loss                              $      (5,173,420)  $      (1,386,188)   $        (772,010)
                                             ==================  ==================   ==================

   Loss per common share - basic             $           (3.86)  $           (0.17)   $           (1.40)
                                             ==================  ==================   ==================

   Weighted average common shares - basic            1,340,170           8,173,442              552,946
                                             ==================  ==================   ==================



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2003

                                                                                                                     Accumulated
                                                 Common Stock                                       Additional     Deficit During
                               ------------------------------------------------     Deferred          Paid In        Exploration
                                    Shares          Amount         Subscribed     Compensation        Capital           Stage
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Issuance of shares to Company's
   officers and directors for cash
   in August 1997                        1,469   $          1   $            -   $            -   $       9,999   $            -

Net loss for the year ended
   December 31, 1997                         -              -                -                -               -             (989)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance December 31, 1997                1,469              1                -                -           9,999             (989)

Shares issued for cash at
   $135.81 per share less $5,365
   issuance cost                         1,469              1                -                -         194,634                -

Shares issued for distribution
   rights at $136.05 per share             147              -                -                -          20,000                -

Net loss for the year ended
   December 31, 1998                         -              -                -                -               -          (34,513)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance December 31, 1998                3,084              3                -                -         224,633          (35,511)

Cancellation of shares                  (1,615)            (2)               -                -         (19,998)               -

Shares issued for patent rights
   at $142.86 per share                    140              -                -                -          20,000                -

Shares issued for services
   at $147.06 per share                     17              -                -                -           2,500                -

Net loss for the year ended
   December 31, 1999                         -              -                -                -               -         (806,793)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance, December 31, 1999               1,626              1                -                -         227,135         (842,304)

Shares issued for services
   at $14,920.60 per share                   5              -                -                -          74,603                -

Cancellation of shares for
   patent rights                          (140)             -                -                -         (20,000)               -

Shares issued for services
   at $10,500.00 per share                   7              -                -                -          73,500                -

Net loss for the year ended
   December 31, 2000                         -              -                -                -               -       (1,305,397)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance, December 31, 2000               1,498              1                -                -         355,238       (2,147,701)



                                    Continued

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2003

                                                                                                                    Accumulated
                                                 Common Stock                                       Additional     Deficit During
                               ------------------------------------------------     Deferred          Paid In        Exploration
                                    Shares          Amount         Subscribed     Compensation        Capital           Stage
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Shares issued to retire accounts
   payable at $100.10 per share          2,098   $          2   $            -   $            -   $     209,998   $            -

Shares issued to retire accounts
   payable for $1.52 per               419,580            420                -                -         637,505                -

Shares issued for services
   at $46.48 per share                  13,986             14                -                -         649,986                -

Deferred compensation for
   the issuance of 13,986 options            -              -                -         (400,000)        400,000                -

Deferred compensation expense                -              -                -           20,000               -                -

Net loss for the year ended
   December 31, 2001                         -              -                -                -               -         (867,521)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance, December 31, 2001             437,162            437                -         (380,000)      2,252,727       (3,015,222)

Shares issued for services
   at $3.58 per share                   20,979             21                -                -          74,979                -

Shares issued for mining
   rights at $3.58 per share            27,972             28                -                -          99,972                -

Shares issued for cash
   at $17.88 per share                  13,986             14                -                -         249,986                -

Shares issued for services
   at $11.44 per share                  27,972             28                -                -         319,972                -

Share subscribed to relieve
   liabilities and services
   at $1.00 per share                        -              -           88,000                -               -                -

Deferred compensation cost                   -              -                -          100,000               -                -

Net loss for the year ended
   December 31, 2002                         -              -                -                -               -         (772,010)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance, December 31, 2002             667,932            668           88,000         (280,000)      3,717,496       (3,787,232)

Shares issued to relieve
   common stock subscribed               7,692              8          (88,000)               -          87,992                -

Cancellation of shares for
   mining rights                     (139,860)           (140)               -                -        (499,860)               -



                                    Continued

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2003


                                                                                                                    Accumulated
                                                 Common Stock                                       Additional     Deficit During
                               ------------------------------------------------     Deferred          Paid In        Exploration
                                    Shares          Amount         Subscribed     Compensation        Capital           Stage
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Shares issued for relief of
   accrued expenses at
   $4.83 per share                       2,797   $          3   $            -   $            -   $      13,497   $            -

Shares issued to relieve
   payables at $7.15 per share          13,986             14                -                -          99,986                -

Shares issued to an officer to
   relieve officer advances
   at $0.35 per share                  286,713            286                -                -          99,714                -

Shares issued to an officer
   for services at $0.36 per share     279,721            280                -                -          99,720                -

Shares issued to relieve interest
   payables at $0.009               16,999,984         17,000                -                -         133,519                -

Shares issued for services
   at $0.37 per share                1,000,000          1,000                -                -         369,000                -

Rounding due to 1:43 reverse
   split and a 2:1 forward split         1,493              1                -                -               -                -

Deferred compensation cost                   -              -                -          280,000               -                -

Net loss for the year ended
   December 31, 2003                         -              -                -                -               -       (1,386,188)
                               ----------------  -------------  ---------------  ---------------  --------------  ---------------

Balance, December 31, 2003          19,120,458   $     19,120   $            -   $            -   $   4,121,063   $   (5,173,420)
                               ================  =============  ===============  ===============  ==============  ===============


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                             Statement of Cash Flows
                                   (Unaudited)

                                                        Cumulative
                                                        During the        For the Year         For the Year
                                                     Exploration Stage        Ended               Ended
                                                       December 31,        December 31,        December 31,
                                                           2003                2003                2002
                                                    ------------------  -----------------   ------------------

Cash Flows from Operating Activities
   Net loss                                         $      (5,173,420)  $     (1,386,188)   $        (772,010)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation expenses                    22,062                  -                    -
     Deferred compensation expense                            400,000            280,000              100,000
     Gain on cancellation of amortization                     (16,500)                 -                    -
     Loss on disposal of assets                                59,641                  -                    -
     Decrease in deposits                                      14,925                  -                    -
     Decrease in prepaid expense                              796,250            352,000              444,250
     Increase (decrease) in accounts payable                  424,081              4,462               (8,035)
     Increase (decrease) in related party payable             553,565             37,500               (6,099)
     Increase (decrease) in wages payable                     214,964            147,230                    -
     Increase in interest payable                             162,950              4,753               14,553
     Increase in accrued expenses                              40,918              2,634              (35,186)
     Expenses paid by issuance of common stock
       subscribed                                              45,000                  -               45,000
     Expenses paid by issuance of common stock              1,125,378            470,000                    -
                                                    ------------------- -----------------   ------------------
       Net cash used in operating activities               (1,330,186)           (87,609)             217,527
                                                    -------------------------------------   ------------------

Cash Flows from Investing Activities
   Deposits paid                                              (14,925)                 -                    -
   Investment in mining rights                                      -             15,000              (15,000)
   Purchase of fixed assets                                   (65,203)                 -                    -
                                                    ------------------  -----------------   ------------------
       Net cash used in investing activities                  (80,128)            15,000              (15,000)
                                                    ------------------  -----------------   ------------------


                                    Continued

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows

                                                        Cumulative
                                                        During the        For the Year         For the Year
                                                     Exploration Stage        Ended               Ended
                                                       December 31,        December 31,        December 31,
                                                           2003                2003                2002
                                                    ------------------  -----------------   ------------------
Cash Flows from Financing Activities
   Proceeds received from issuance of stock         $         454,635   $              -    $         250,000
   Proceeds received from officer advances                     92,592             68,518               18,600
   Proceeds from bank overdraft                                30,551                 32                    -
   Payment on bank overdraft                                   (9,915)              (453)              (9,462)
   Payment of officers advances                                (5,474)                 -                    -
   Payment on line of credit                                  (22,574)                 -              (22,574)
   Proceeds received from line of credit                      870,499                  -                    -
                                                    ------------------  -----------------   ------------------
       Net cash provided by financing activities            1,410,314             68,097              236,564
                                                    ------------------  -----------------   ------------------

       Net increase in cash                                         -             (4,511)               4,037

       Cash and cash equivalents at (Inception)
           at December 31, 2003 and 2002                            -              5,105                1,068
                                                    ------------------  -----------------   ------------------

       Cash and cash equivalents at
            December 31, 2003 and 2002              $               -   $            594    $           5,105
                                                    ==================  =================   ==================

Supplementary Information

During the years ended December 31, 2003 and 2002, no amounts were paid for either interest or income taxes.

On October 13, 2003, the company issued 1,000,000 common shares for legal services valued at $370,000.

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



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                        Notes to the Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

a.   Organization

     Anglotajik Minerals, Inc. (the "Company") was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999 the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. With new management in the middle of 2003 the company again changed its name to Anglotajik Minerals, Inc. The Company is considered to be in the exploration stage as its operations principally involve research and exploration, market analysis, and other business planning activities, and no revenue has been generated from its business activities.

     These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the exploration stage and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The Company plans to raise additional capital through private placements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

b.   Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2003, and 2002, the Company held no cash equivalents.

c.   Fair Value of Financial Instruments

     Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

d.   Provision for Income taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.1 million that will be offset against future taxable income. Thes NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     The deferred tax asset and the valuation account is as follows at December 31, 2003 and 2002:

                                                      December 31,
                                            --------------------------------
                                                  2003             2002
                                            ---------------  ---------------
          Deferred tax asset:
          Deferred noncurrent tax asset     $    1,787,725   $    1,287,659
          Valuation allowance                   (1,787,725)      (1,287,659)
                                            ---------------  ---------------
          Total                                          -                -
                                            ================ ===============

e.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on managements estimates. Actual results could differ from those estimates.

f.   Earning (loss) per share

     Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2003, and 2002, and from inception reflect the reverse stock split of 1:200 that was approved by the board of directors in July 2001, the 1:143 reverse stock split effective July 16, 2003 and the 2:1 forward split on September 15, 2003.

NOTE 2 - New Technical Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock- Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized during the year ended December 31, 2003. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $280,000 and $100,000 were included in the statements of operation for the years ended December 31, 2003, and 2002, respectively.

In September 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. The Company did not accrue any deferred compensation costs, as the option price was greater that the market price on the date of grant. The option expires in July 2011. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      2003
                                                 -------------
         Net loss:
                              As reported        $   1,381,726
                              Pro forma          $   1,383,918

         Loss per share:
                              As reported        $       0.17
                              Pro forma          $       0.17


The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4.67%; dividend yield of 0.0%; a volatility factor of 214% and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $6,577. It would also have increased the compensation cost for the year by $2,192.

NOTE 4 - Related Party Transactions

During the years ended December 31, 2003, and 2002, the Company charged $37,500, and $276,084 respectively, to consulting expense, and $0 and $80,000, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $481,065 at December 31, 2003, and 2002, respectively.

The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. During the year ended December 31, 2003, travel and other office expenses of $62,073 were paid by an officer.

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

During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter were accrued during the year.

During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on an old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

NOTE 5 - Stockholders' Equity

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

In July 2003 a reverse stock split of 1:143 was authorized by the Board of Directors, and the number of authorized shares was increased to 300 million. The financial statements have been retroactively restated to reflect the reverse stock split.

In August 2003 the Company issued 16,999,984 common shares to the shareholders to whom interest was due on the line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

In September 2003 a 2:1 forward stock split was authorized by the Board of Directors. The financial statements have been retroactively restated to reflect the forward stock split.

On October 13, 2003 the board of directors authorized the issuance of 1,000,000 shares of restricted common stock to a law firm for services valued at $370,000.

NOTE 6 - Commitments and Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at December 31, 2003, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of December 31, 2003 is $28,343. Related interest of $4,692 has also been accrued by the Company.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On February 13, 2004 the board of directors of Anglotajik Minerals, Inc. appointed the firm of Chisholm, Bierwolf and Nilson of Salt Lake City, Utah to be the company's certifying accountants for the fiscal year ending December 31, 2003.

     Our former auditors, Mark Bailey and Co, notified us in a letter dated November 14, 2003 that as of December 1, 2003 they will cease to perform audits for Exchange Act reporting issuers such as us, and accordingly will resign as auditor for Anglotajik Minerals, Inc. as of that date. Mark Bailey and Co. has served as our independent auditor since 1999.

     On April 7, 2004 we filed with the SEC an amended Current Report of Form 8-K disclosing information about the change of auditing firms. A statement by Mark Bailey and Co. was included as Exhibit 16 to that amended Current Report. The information disclosed under Item 4 of that amended Current Report as well as the entire Exhibit 16 thereto are incorporated by reference into this Annual Report.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our Chief Executive Officer, who also serves as Acting Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are effective based on the required evaluation.

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are our director, executive officer and key personnel.

================================================================================
     NAME          AGE     POSITION(S)                          SERVICE BEGAN
________________________________________________________________________________

Matthew Markin             President, CEO, CFO                  June 2003
                           Director
George Al-Zein             Executive Director in Tajikistan     October 2003
Gulia Muradova             Public Relations Officer             October 2003
Vladislav Minaev           Chief Geologist                      February 2003
================================================================================

MATTHEW MARKIN is currently our sole executive officer and director. He holds graduate degrees in science from Capilano College and the University of British Columbia, both in Vancouver. Since 1999 Mr Markin has served as president of The Markin Group of Companies in Los Angeles, California, consultants to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters. From 1992 to 1999 he served as vice president of Canyon Financial Group, and investment banking firm. Previously, he founded and operated a successful real estate development company specializing in commercial and apartment buildings. Mr. Markin currently devotes about 90% of working hours to our affairs.

     We know of no existing agreements or arrangements which might result in a change of control.


Key Personnel

     GEORGE AL-ZEIN is Executive Director of Operations in the Republic of Tajikistan. Mr. Al-Zein has an extensive background consulting in international business operations and government liaison, including such activities in Tajikistan. He will oversee the Company's operations in Tajikistan and serve as our liaison with the various ministries of the federal government and local authorities.

     GULIA MURADOVA is Public Relations Officer for the Company. She is an internationally registered translator, regularly serving in that capacity for international conferences. Ms. Muradova was the official translator for the President of Tajkistan during a recent conference in Dushanbe, and has been working with the Asian Development Bank offices in Dushanbe.

     DR. VLADISLAV MINAEV is our Chief Geologist (effective subsequently to the period covered by this report). Dr. Minaev is a 1960 Gold Medal graduate of the Leningrad Mining Institute (now the St. Petersburg State Mining Institute) Since 1969 Dr. Minaev has served as Scientific Worker, Senior investigator, Scientific secretary, and Leading Scientific Worker in the Institute of Geology (IG) of Academy of Sciences, Republik of Tajikistan (Dushanbe, Tajikistan), including 1998-1999 field work as geologist-consultant in "Alpproject" (Kumtor Gold Co., Kyrgyz-Canada Joint venture), and as consultant in 2000 to Berne University for Pamir's mineral resources and natural hazards (for economy planning). Dr. Minaev has been published in approximately 95 journals and publications.


Compliance with Section 16(a) of the Exchange Act.

     To our knowledge, no beneficial owner of our securities who is required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, has failed to file any such report as of the date of filing this Annual Report.


Audit Committee Financial Expert and Code of Ethics

     During the fiscal year ended December 31, 2003 we underwent a management reorganization. Currently, our President, Matthew Markin, serves as Chief Executive Officer, Chief Financial Officer, principal accounting officer, and Chairman of the Audit Committee. We have not appointed an independent director to serve on the Audit Committee who is a "financial expert" as defined by
Section 407 of the Sarbanes-Oxley Act of 2002 and implementing rules promulgated by the SEC, but expect to do so before the end of our fiscal year ended December 31, 2004. We have not yet adopted a code of ethics pursuant to Section 496 of the Sarbane-Oxley Act, but expect to do so during the current fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------
Matthew Markin                    2003       120,000(1)        0    100,000(2)     699,301(3)
President, CEO                 ----------- ------------ ---------- ------------  -------------
                                  2002             0           0          0                0
==============================================================================================
(1) Per the Company's employment contract with the President. 100% deferred.
(2) Sign-on bonus paid in 279,720 shares of common stock valued at $.3575 per share
(3) Exercisable at $.21 per share through July 2011.


     No funds were set aside or accrued by the Company during fiscal year 2003or 2002 to provide pension, retirement or similar benefits for directors or executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following are all of the individuals or groups known to us to be the beneficial owner of more than five percent of any class of our equity securities, and each officer and director who is the beneficial owner of equity securities.

=========================================================================================================
  TITLE OF CLASS                                                                  AMOUNT AND
                       NAME AND ADDRESS OF                                        NATURE OF
                        BENEFICIAL OWNER               POSITION                   BENEFICIAL     PERCENT
                                                                                  OWNERSHIP      OF CLASS
---------------------------------------------------------------------------------------------------------

Common Stock           Matthew Markin             President, Chief Executive     1,265,735(1)      6.4%
$.001 par value        11400 W. Olympic Blvd.     Officer, Acting Chief           (direct)
                       Suite 200                  Financial Officer, Director
                       Los Angeles, CA  90064

Common Stock           Randy Miller                                              1,006,994(2)      5.4%
$.001 par value        8 Gaucho Drive                                             (direct)
                       Rolling Hills Estates
                       CA 90274

Common Stock           Weir & Sterns LLP                                         1,000,000(3)      5.0%
$.001 par value        c/o Wayne Egan                                             (direct)
                       Barrister & Solicitor
                       130 King St. West Ste 1600
                       Toronto, ON M5X 1J5 CANADA
---------------------------------------------------------------------------------------------------------
Common Stock           Officers and Directors                                    1,265,735         6.4%
$.001 par value        as a Group
=========================================================================================================

(1) Ownership includes options to purchase 699,301 shares at $.21 through July 2011.
(2) Ownership includes options to purchase 1,000,000 restricted shares at $.10 per share through September 15, 2006. Mr. Miller is a former executive officer and director of the Company.
(3) Issued in payment for legal services to us in connection with our exploration operations in Tajikistan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the years ended December 31, 2003, and 2002, we received legal and consulting services from a director and stockholder. We charged $37,500 in 2003 and $276,084 in 2002 to consulting expense, and $0 and $80,000, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $481,065 at December 31, 2003, and 2002, respectively.

     Our former President, Randy Miller, advanced the Company funds to pay expenses. During the year ended December 31, 2003, travel and other office expenses of $62,073 were paid by Mr. Miller.

     In May 2003 the Company issued 13,986 shares of its common stock to Mr. Miller pursuant to a stock option dated September 1, 2001. This issuance relieved officer advances payable and consulting fees payable by $31,900 and $68,100, respectively.

     In July 2003 the Board of Directors authorized the issuance of 286,713 restricted common shares to the President to relieve the shareholder advance of $48,773 and for a receivable of $51,227 from the President.

     In July 2003 the Company issued to the President an option to purchase 699,301 shares of common stock at $0.21 per share. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter were accrued during the year.

     During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.


ITEM 13. EXHIBITS AND REOPRTS ON FORM 8-K.

Exhibits

   Ex. No.        Description
   -------        -----------

    23            Consent of Former Auditor
    31.1          Certification of CEO / CFO
    32.1          Certification of CEO / CFO

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANGLOTAJIK MINERALS INC.


Dated: April 20 2004                        /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Matthew Markin            President, Chief Executive       April 20, 2004
--------------------------    Officer, Acting Chief
                              Financial Officer, Secretary,
                              Director