Form 10KSB/A
period 2003-12-31
ANGLOTAJIK MINERALS INC
filed 2004-04-30
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                 Amendment No. 1


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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2004:

         $5,736,137

Number of outstanding shares of the registrant's $.001 par value common stock, as of March 1, 2004:

         19,120,458 shares

NOTE: This first amended Annual Report on Form 10-KSB of Anglotajik Minerals, Inc. is filed to supplement certain information regarding issuances of our securities and executive compensation during our fiscal year 2002 that was inadvertently omitted from the original filing.


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


     In July of 2003, we adopted a plan of reorganization whereby our common stock was reverse split by a ratio of 1-for-143. Shortly thereafter, we effected a 2-for-1 forward split. (See "Changes in Securities" below.) For the reader's convenience, references to stock transactions throughout this Annual Report are expressed in terms of their post-split equivalents, unless we indicate otherwise in the context.


BUSINESS OF THE COMPANY


     We are currently pursuing what we perceive to be promising opportunities in mineral exploration. Since mid-2003 we have been in negotiation with officials of the Republic of Tajikistan to acquire interests in certain properties that have known occurrences of valuable minerals, including gold, silver, tungsten, aluminum, and perhaps others. We do not currently have a producing mine or reserves of ore.


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


     We have entered into key-employee contracts with three Tajik nationals who will assist us in business development there, to include establishing and managing our Tajikistan offices and corporate infrastructure, liaison with the appropriate ministers and other federal and local governmental authorities, translation, and various other functions which may be important or essential to the establishment and continuation of our proposed exploration activities (see "Employees" below). At an appropriate future date, we intend to either employ or contract appropriate experts in the field of mineral exploration.


     Subsequent to the period covered by this report, we employed Dr. Vladislav Minaev as our Chief Geologist. We understand Dr. Minaev to be Tajikistan's recognized leading authority on the Rushan Complex, as he was originally involved in the Pamir Expedition's exploration of the property during 1971-77. He continued to work on the property throughout the further exploration and independent study performed by Kilborn Engineering in 1997-98. Dr. Minaev was introduced to us and recommended by the Minister of Industry during Management's most recent trip to Dushanbe.

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


     We have opened an interim office in Dushanbe, Tajikistan, that will serve as our local base for our operations in Tajikistan and provide working space for our three employees there. Our president, Mr. Markin, has advanced the occupancy costs through December 1, 2004.


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


         OUR SOLE EXECUTIVE OFFICER AND DIRECTOR MAY NOT BE ABLE TO DEVOTE ADEQUATE TIME TO OUR BUSINESS. Our sole executive officer, Matthew Markin, is engaged and may continue to engage in other business activities that may make demands on his working hours that are in conflict with our needs. We cannot be certain that any such conflicts will be resolved in our favor. It is possible that such conflicts could prove detrimental to our business.


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


     Subsequent to the period covered by this report, we elected to commence our exploration activities in Tajikistan in the Ikar Deposit. The Soviet exploration documents indicate this tungsten/gold deposit as having, on the surface, 8 mineralized segments which have been identified along a trend extending for approximately 1km. Trenches 1m wide by 1m deep totaling 2183 meters, have been excavated and sampled across mineralization which varies in width from 0.6 to
3.9 meters. An Adit (i.e., and underground passage), excavated at an elevation level of 2770 meters is documented to be 2354 meters (2.35 Kilometers / 1.46 miles) deep consisting of 2m wide by 3m high drifts and crosscuts (horizontal tunnels cut to gain access to the vein), some 160-340 meters beneath the surface exposures. During this Soviet exploration period, diamond drilling was completed from surface (5 holes totaling 1515 meters) and underground (17 horizontal holes totaling 2737 meters and 12 holes angled down totaling 2978 meters) in all totaling 7230 meters (7.23 kilometers / 4.493 miles).

     The Soviet compilation of these exploration results indicate average grades of various mineralized units that range from 2 - 9 gms/tonne gold, 2-9 gms/tonne silver, 0.1 - 0.8% tungsten oxide, 0.1 - 0.4% copper and 0.05 - 0.4% cobalt. These results were broadly confirmed by Kilborn Engineering, an independent, internationally recognized North American mining and engineering corporation based in Alberta, Canada, subject to certain qualifications on sample sizes and exact locations. Soviet Exploration grades reported within the silver deposit indicate mineralization ranging between several grams silver per tonne and 22,790 grams silver, per tonne. These were identified in fault and fracture controlled quartz veins across widths varying between 0.5 to 1.5 meters. Many veins and structures are listed within the 1978 Soviet exploration documents, but maps and section identifications have not yet been made available. Current evaluations regarding procedures to clarify and confirm these measurements to western metal measurement standards are being addressed.


     We have engaged Arctex Engineering Services to consult with us on the development of an exploration plan for the IKAR Deposit and possibly other properties.

     Under the terms of our agreement with the Tajikistan Ministry of Industry (the "Ministry") we are to submit an exploration plan and budget for each site we propose to explore. At that time the Ministry and we will discuss and arrive at an agreement as to royalty or other compensation arrangements in the event the results of exploration warrant development of the property.

     Although specifics of our proposed exploration plan remain to be determined, in general we intend to follow the recommendations for exploration of the IKAR Deposit contained in the Kilborn Engineering 1998-99 Report. Work will be done to clean up all the overburden, reinforce and clean the original Adit and commence a drilling program, which would be similar to the original drilling program completed by the Pamir Expedition during it's exploration program of 1971-77. The property will be drilled out according to the original drill program and the new core will be split and samples will be assayed under extreme security and stringent western assay principals. These assays would be performed in countries outside of Tajikistan including Germany and Canada.

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

========================================================================================
                                                                               NUMBER OF
    DATE                   CLASS                      AMOUNT          PRICE   PURCHASERS
----------------------------------------------------------------------------------------

July 2002          Common, $.001 par value             13,986         $7.15        2

May 2003           Common, $.001 par value             13,986           (1)        1

June 2003          Common, $.001 par value             20,797           (2)        1

July 20, 2003      Common, $.001 par value            566,434           (3)        1

Aug. 1, 2003       Common, $.001 par value         16,999,904           (4)       19

Oct 13, 2003       Common, $.001 par value          1,000,000           (5)        1

----------------------------------------------------------------------------------------
(1)  Valued at $100,000, or an average price of $.1399 per share. Issued to the former President of the Company as settlement for consulting fees and expenses.
(2)  Valued at $75,000, or an average price of $.277 per share. Issued to the former President of the Company as settlement for consulting fees.
(3)  Issued to the current President of the Company as settlement for amounts owed to him.
(4)  Valued at $150,519, or approximately $.009 per share. Issued to 19 individuals in settlement of principle and interest on cash loans to the
     Company. These share may be eligible for resale (see "MARKET FOR OUR
     SECURITIES" above).
(5)  Valued at $370,000, or $.37 per share. Issued in payment for legal services in connection with the Company's exploration activities.



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

================================================================================
     NAME          AGE     POSITION(S)                          SERVICE BEGAN
--------------------------------------------------------------------------------

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



==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------
Matthew Markin                    2003       120,000(1)        0    100,000(2)     699,301(3)
President, CEO                 ----------- ------------ ---------- ------------  -------------
                                  2002             0           0          0                0
------------------------------ ----------- ------------ ---------- ------------  -------------
Randy Miller                      2003        68,100(4)        0          0                0
President, CEO                 ----------- ------------ ---------- ------------  -------------
                                  2002             0           0          0                0
==============================================================================================
(1) Per the Company's employment contract with the President. 100% deferred.
(2) Sign-on bonus paid in 279,720 shares of common stock valued at $.3575 per share
(3) Exercisable at $.21 per share through July 2011.
(4) Paid in shares of Company stock.




     No funds were set aside or accrued by the Company during fiscal year 2003 or 2002 to provide pension, retirement or similar benefits for directors or executive officers.

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
                        BENEFICIAL OWNER               POSITION                   BENEFICIAL     PERCENT
                                                                                  OWNERSHIP      OF CLASS
---------------------------------------------------------------------------------------------------------


Common Stock           Matthew Markin             President, Chief Executive     1,265,735(1)      6.4%
$.001 par value        11400 W. Olympic Blvd.     Officer, Acting Chief           (direct)
                       Suite 200                  Financial Officer, Director
                       Los Angeles, CA  90064

Common Stock           Randy Miller                                              1,006,994(2)      5.4%
$.001 par value        8 Gaucho Drive                                             (direct)
                       Rolling Hills Estates
                       CA 90274

Common Stock           Weir & Foulds LLP                                         1,000,000(3)      5.0%
$.001 par value        c/o Wayne Egan                                             (direct)
                       Barrister & Solicitor
                       130 King St. West Ste 1600
                       Toronto, ON M5X 1J5 CANADA
---------------------------------------------------------------------------------------------------------
Common Stock           Officers and Directors                                    1,265,735         6.4%
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

                                            ANGLOTAJIK MINERALS INC.

Dated: April 29, 2004                       /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin            President, Chief Executive       April 29, 2004
--------------------------    Officer, Acting Chief
                              Financial Officer, Secretary,
                              Director