Form 10QSB
period 2004-03-31
ANGLOTAJIK MINERALS INC
filed 2004-05-19
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                  For the transition period from ________ to __________


                        Commission file number: 000-28481


                            ANGLOTAJIK MINERALS INC.
       ------------------------------------------------------------------
           (Exact name of small business as specified in its charter)


          NEVADA                                         86-0891931
--------------------------------            -------------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)



         11400 West Olympic Boulevard, Suite 200, Los Angeles, CA 90064
    -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 445-8819
                          ----------------------------
                           (Issuer's telephone number)


            13636 Ventura Blvd., #252, Sherman Oaks, California 91432
 ------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes |X|    No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be file by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by the court. Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Issued and outstanding as of April 30, 2003: 19,120,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2004 and its results of operations and its cash flows for the three months ended March 31, 2004.





                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2004

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                      March 31,         December 31,
                                                                        2004                2003
                                                                 ------------------  -----------------
                      ASSETS
Current Assets
   Cash                                                          $               -   $            594
                                                                 ------------------  -----------------

       Total current assets                                                      -                594
                                                                 ------------------  -----------------

       Total assets                                              $               -   $            594
                                                                 ==================  =================

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                $          28,839   $         28,343
   Accounts payable                                                        360,106            360,106
   Accrued expenses                                                        238,155            183,155
   Interest payable                                                          5,330              4,692
   Note payable - related party                                            477,520            457,535
                                                                 ------------------  -----------------

       Total current and total liabilities                               1,109,950          1,033,831
                                                                 ------------------  -----------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
       authorized, 19,120,458 shares issued and outstanding                 19,120             19,120
   Additional paid-in capital                                            4,121,063          4,121,063
   Deficit accumulated during the exploration stage                     (5,250,133)        (5,173,420)
                                                                 ------------------  -----------------

       Total Stockholders' Equity                                       (1,109,950)        (1,033,237)
                                                                 ------------------  -----------------

       Total liabilities and stockholders' equity                $               -   $            594
                                                                 ==================  =================



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations

                                                       Cumulative
                                                       During the
                                                       Exploration     For the Three         For the Three
                                                          Stage        Months Ended          Months Ended
                                                        March 31,           March 31,          March 31,
                                                          2004                2004               2003
                                                   ------------------  -----------------   ------------------

Revenue                                            $        -          $        -          $       -

Operating Costs and Expenses
   Operating and administrative expenses           $       5,096,984   $         76,075    $         326,408
   Depreciation expense                                        5,562            -                  -
   Amortization expense                                       16,500            -                  -
                                                   ------------------  -----------------   ------------------

       Total operating costs and expenses                  5,119,046             76,075              326,408

Non-operating Income
   Dividend income                                             1,212            -                  -
   Gain on cancellation of contracts                          90,604            -                  -
   Loss on disposal of assets                                (59,641)           -                  -
                                                   ------------------  -----------------   ------------------

       Total non-operating income                             32,175            -                  -
                                                   ------------------  -----------------   ------------------

Interest expense                                            (163,262)              (638)           -

       Net loss before income taxes                       (5,250,133)           (76,713)            (326,408)
                                                   ------------------  -----------------   ------------------

   Provision for income taxes                               -                   -                  -
                                                   ------------------  -----------------   ------------------

       Net loss                                    $      (5,250,133)  $        (76,713)   $        (326,408)
                                                   ==================  =================   ==================

   Loss per common share - basic                   $           (3.92)  $        -          $           (0.49)
                                                   ==================  =================   ==================

   Weighted average common shares - basic                  1,340,170         19,120,458             667,932
                                                   ==================  =================   ==================



   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                             Cumulative
                                                             During the
                                                             Exploration     For the Three         For the Three
                                                                Stage        Months Ended        Months Ended
                                                              March 31,           March 31,          March 31,
                                                                2004                2004               2003
                                                         ------------------  -----------------   ------------------

Cash Flows from Operating Activities
   Net loss                                              $      (5,250,133)  $        (76,713)   $        (326,408)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
     Amortization and depreciation expenses                         22,062                  -                    -
       Deferred compensation expense                               400,000                  -               20,000
       Gain on cancellation of amortization                        (16,500)                 -                    -
       Loss on disposal of assets                                   59,641                  -                    -
       Decrease in deposits                                         14,925                  -                    -
       Decrease in prepaid expense                                 796,250                  -              261,333
       Increase (decrease) in accounts payable                     424,577                496                    -
       Increase (decrease) in related party payable                553,565                  -               34,800
       Increase (decrease) in wages payable                        214,964                  -                    -
       Increase in interest payable                                163,588                638                    -
       Increase in accrued expenses                                 95,918             55,000                5,784
       Expenses paid by issuance of common stock
       subscribed                                                   45,000                  -                    -
       Expenses paid by issuance of common stock                 1,125,378                  -                    -
                                                         ------------------  -----------------   ------------------
       Net cash used in operating activities                    (1,350,765)           (20,579)              (4,491)
                                                         ------------------  -----------------   ------------------

Cash Flows from Investing Activities
   Deposits paid                                                   (14,925)                 -                    -
   Purchase of fixed assets                                        (65,203)                 -                    -
                                                         ------------------  -----------------   ------------------
       Net cash used in investing activities                       (80,128)                 -                    -
                                                         ------------------  -----------------   ------------------

                                  (CONTINUED)


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                  (CONTINUED)

                                                          Cumulative
                                                          During the
                                                          Exploration     For the Three       For the Period
                                                             Stage           Months Ended     Months Ended
                                                           March 31,      March 31,               March 31,
                                                             2004                2004               2003
                                                      ------------------  -----------------   -----------------
Cash Flows from Financing Activities
   Proceeds received from issuance of stock           $         454,635   $              -    $              -
   Proceeds received from officer advances                      113,171             19,985                   -
   Proceeds from bank overdraft                                  30,551                  -                   -
   Payment on bank overdraft                                     (9,915)                 -                   -
   Payment of officers advances                                  (5,474)                 -                   -
   Payment on line of credit                                    (22,574)                 -                   -
   Proceeds received from line of credit                        870,499                  -                   -
                                                      ------------------  -----------------   -----------------
       Net cash provided by financing activities              1,430,893             19,985                   -
                                                      ------------------  -----------------   -----------------

       Net increase in cash                                           -               (594)             (4,491)

       Cash and cash equivalents at (Inception)
           at March 31, 2004 and 2003                                 -                594               5,105
                                                      ------------------  -----------------   -----------------

       Cash and cash equivalents at
            December 31, 2003 and 2002                $               -   $              -    $            614
                                                      ==================  =================   =================


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

   a.Organization

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

   b.Cash and cash equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2003, and 2002, the Company held no cash equivalents.

   c.Fair Value of Financial Instruments

   Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

   d.Provision for Income taxes

   No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.2 million that will be offset against future taxable income. Thes NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     The deferred tax asset and the valuation account is as follows at March 31, 2004 and December 31, 2003:

                                               March 31,         December 31,
                                                 2004                2003
                                          ------------------  ------------------
         Deferred tax asset:
         Deferred noncurrent tax asset    $       1,837,547   $       1,787,725
         Valuation allowance                     (1,837,547)         (1,787,725)
                                          ------------------  ------------------
         Total                                            -                   -
                                          =================== ==================


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

NOTE 2 - New Technical Pronouncements

   In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's financial statements.

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

NOTE 3 - Stock Options

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized during the period ended March 31, 2004. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

   In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $0 and $280,000 were included in the statements of operation for the period ended March 31, 2004 and the year ended December 31, 2003, respectively.

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

                                       March 31,         December 31,
                                         2004                2003
                                  ------------------  ------------------

         Net loss:
         As reported              $         (76,713)  $        1,386,188
         Pro forma                $         (90,786)  $        1,388,380
         Loss per share:
         As reported              $               -   $            0.17
         Pro forma                $               -   $            0.17

   The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4.67% for March 31, 2004 and December 31, 2003; dividend yield of 0.0% for March 31, 2004 and December 31, 2003; a volatility factor of 214% and 182% for March 31, 2004 and December 31, 2003 respectively, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $14,073 for the period ended March 31, 2004 and $6,577 for the year ended December 31, 2003. It would also have increased the compensation cost for the period ended March 31, 2004 by $14,073 and for the year ended December 31, 2003 by $2,192.

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

   During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $180,000 for 3rd and 4th quarter of 2003 and 1st quarter of 2004 were accrued.

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

   The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of March 31, 2004 is $28,343. Related interest of $5,330 has also been accrued by the Company.



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

Three Months Ended March 31, 2004 versus 2003

Operating expenses for the period dropped significantly to $76,075 in 2004 compared to $326,408 for the comparable period in 2003, owing to extraordinary legal fees incurred in the prior year period. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

Plan of Operation

We currently have no cash or sources of cash to fund operations. We are attempting to arrange an equity financing in the amount of $3,000,000 to $6,000,000 to fund our proposed activities in mineral exploration in the Republic of Tajikistan, although we have received no commitments as yet. Our ability to continue in the mineral exploration business will depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain.


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

         None.

Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the period:

         8-K        February 13, 2004       Filed February 24, 2004
         8-K/A      February 13, 2004       Filed February 25, 2004
         8-K/A      February 13, 2004       Filed April 7, 2004



        The following exhibits are filed herewith:

        Ex. 31      Certification of CEO / CFO
        Ex. 32      Certification of CEO / CFO




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ANGLOTAJIK MINERALS INC.


May 18, 2004                          /s/ Matthew Markin
------------------                    -----------------------------------------
Dated                                 President, Acting Chief Financial Officer