Form 10QSB
period 2004-06-30
ANGLOTAJIK MINERALS INC
filed 2004-08-13
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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



       433 N. Camden Drive, 4th Floor, Suite 110, Beverly Hills, CA 90210
    -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 445-8819
                          ----------------------------
                           (Issuer's telephone number)


         11400 West Olympic Boulevard, Suite 200, Los Angeles, CA 90064
 ------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

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

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2004 and its results of operations and its cash flows for the six months ended June 30, 2004.






                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                  June 30, 2004

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets

                                     ASSETS
                                                                     June 30,     December 31,
                                                                       2004          2003
                                                                ---------------  --------------
                                                                  (Unaudited)
Current Assets
   Cash                                                         $          392   $         594
                                                                ---------------  --------------

       Total current assets                                                392             594
                                                                ---------------  --------------

     Total assets                                               $          392   $         594
                                                                ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                               $       28,343   $      28,343
   Accounts payable                                                    360,106         360,106
   Accrued expenses                                                    298,155         183,155
   Interest payable                                                      5,968           4,692
   Note payable - related party                                        484,520         457,535
                                                                ---------------  --------------

       Total current and total liabilities                           1,177,092       1,033,831
                                                                ---------------  --------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
     authorized, 19,120,458 shares issued and outstanding               19,120          19,120
   Additional paid-in capital                                        4,121,063       4,121,063
   Deficit accumulated during the exploration stage                 (5,316,883)     (5,173,420)
                                                                ---------------  --------------

       Total Stockholders' Equity                                   (1,176,700)     (1,033,237)
                                                                ---------------  --------------

       Total liabilities and stockholders' equity               $          392   $         594
                                                                ===============  ==============





   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    Cumulative
                                                                                                                    During the
                                                                                                                    Exploration
                                               For the Three Months Ended         For the Six Months Ended           Stage to
                                                        June 30,                          June 30,                   June 30,
                                            --------------------------------  ---------------------------------
                                                 2004              2003            2004              2003              2004
                                            ---------------  ---------------  ---------------  ----------------  ---------------

Revenue                                     $            -   $            -   $            -   $             -   $            -
-------                                     ---------------  ---------------  ---------------  ----------------  ---------------

Operating Costs and Expenses
   Operating and administrative expenses    $       66,112   $      401,360   $      142,187   $       722,768   $    5,163,096
   Depreciation expense                                  -                -                -                 -            5,562
   Amortization expense                                  -                -                -                 -           16,500
                                            ---------------  ---------------  ---------------  ----------------  ---------------

       Total operating costs and expenses           66,112          401,360          142,187           722,768        5,185,158

Non-operating Income
   Dividend income                                       -                -                -                 -            1,212
   Gain on cancellation of contracts                     -                -                -                 -           90,604
   Loss on disposal of assets                            -                -                -                 -          (59,641)
                                            ---------------  ---------------  ---------------  ----------------  ---------------

       Total non-operating income                        -                -                -                 -           32,175
                                            ---------------  ---------------  ---------------  ----------------  ---------------

Interest expense                                      (638)            (645)          (1,276)           (1,509)        (163,900)
----------------                            ---------------  ---------------  ---------------  ----------------  ---------------

       Net loss before income taxes                (66,750)        (402,005)        (143,463)         (724,277)      (5,316,883)
                                            ---------------  ---------------  ---------------  ----------------  ---------------

   Provision for income taxes                            -                -                -                 -                -
                                            ---------------  ---------------  ---------------  ----------------  ---------------

       Net loss                             $      (66,750)  $     (402,005)  $     (143,463)  $      (724,277)  $   (5,316,883)
                                            ===============  ===============  ===============  ================  ===============

   Loss per common share - basic            $            -   $        (0.01)  $        (0.01)  $         (0.02)
                                            ===============  ===============  ===============  ================

   Weighted average common shares
     basic                                      19,120,458       38,707,115       19,120,458        43,415,448
                                            ===============  ===============  ===============  ================


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                              Cumulative
                                                                                              During the
                                                             For the Six Months Ended         Exploration
                                                                     June 30,                   Stage to
                                                         ---------------------------------      June 30,
                                                              2004              2003              2004
                                                         ---------------  ----------------  ---------------
Cash Flows from Operating Activities
   Net loss                                              $     (143,463)  $    (724,277)  $    (5,316,883)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation expenses                           -               -            22,062
     Deferred compensation expense                                    -         280,000           400,000
     Gain on cancellation of amortization                             -               -           (16,500)
     Cancellation of mining rights                                    -          15,000                 -
     Loss on disposal of assets                                       -               -            59,641
     Decrease in deposits                                             -               -            14,925
     Decrease in prepaid expense                                      -         352,000           796,250
     Increase (decrease) in accounts payable                          -               -           424,081
     Increase (decrease) in related party payable                     -               -           553,565
     Increase incurred in bank overdraft                              -           1,509                 -
     Increase (decrease) in wages payable                             -               -           214,964
     Increase in interest payable                                 1,276               -           164,226
     Increase in accrued expenses                               115,000           2,634           155,918
   Expenses paid by issuance of common stock subscribed               -               -            45,000
     Expenses paid by issuance of common stock                        -          37,500         1,125,378
                                                         ---------------  ----------------  ---------------
       Net cash used in operating activities                    (27,187)          (35,634)     (1,357,373)
                                                         ---------------  ----------------  ---------------

Cash Flows from Investing Activities
   Deposits paid                                                      -               -           (14,925)
   Purchase of fixed assets                                           -               -           (65,203)
                                                         ---------------  ----------------  ---------------
       Net cash used in investing activities                          -               -           (80,128)
                                                         ---------------  ----------------  ---------------

Cash Flows from Financing Activities
   Proceeds received from issuance of stock                           -               -           454,635
   Proceeds received from officer advances                       26,985          13,300           120,171
   Proceeds from bank overdraft                                       -              32            30,551
   Proceeds received advanced                                         -          17,650                 -
   Payment on bank overdraft                                          -            (453)           (9,915)
   Payment of officers advances                                       -               -            (5,474)
   Payment on line of credit                                          -               -           (22,574)
   Proceeds received from line of credit                              -               -           870,499
                                                         ---------------  ----------------  ---------------
       Net cash provided by financing activities                 26,985           30,529        1,437,893
                                                         ---------------  ----------------  ---------------

       Net increase in cash                                        (202)         (5,105)                -
       Cash and cash equivalents at (Inception)
           at June 30, 2004 and 2003                                594           5,105                 -
                                                         ---------------  ----------------  ---------------
       Cash and cash equivalents at
           June 30, 2004 and 2003                        $          392   $           -     $         392
                                                         ===============  ================  ===============

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

d.   Provision for Income taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.2 million that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

The deferred tax asset and the valuation account is as follows at June 30, 2004 and December 31, 2003:

                                                 June 30,       December 31,
                                                   2004            2003
                                            ----------------  ----------------
          Deferred tax asset:
          Deferred noncurrent tax asset     $     1,807,740   $     1,787,725
          Valuation allowance                    (1,807,740)       (1,787,725)
                                            ----------------  ----------------
          Total                             $             -   $             -
                                            ================= ================

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

NOTE 3 - Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized during the period ended June 30, 2004. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

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


                                     June 30,    December 31,
                                      2004          2003
                                  ------------  -------------

           Net loss:
                As reported       $   143,463   $  1,386,188
                Pro forma         $   147,840   $  1,388,380

           Loss per share:
                As reported       $         -   $       0.17
                Pro forma         $         -   $       0.17

The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 3.625% for June 30, 2004 and December 31, 2003; dividend yield of 0.0% for June 30, 2004 and December 31, 2003; a volatility factor of 182% for June 30, 2004 and December 31, 2003, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $4,377 for the period ended June 30, 2004 and $6,577 for the year ended December 31, 2003. It would also have increased the compensation cost for the period ended June 30, 2004 by $4,377 and for the year ended December 31, 2003 by $2,192.

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

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of June 30, 2004 is $28,343. Related interest of $5,968 has also been accrued by the Company.



Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the six month period ended June 30, 2004.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

Six Months Ended June 30, 2004 versus 2003

Operating expenses for the period dropped significantly to $142,187 in 2004 compared to $722,768 for the comparable period in 2003, owing to legal and consulting fees incurred in the prior year period. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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

There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at June 30, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position. See Note 6 to the Interim Financial Statements.


Item 2  -  Changes in Securities

         None.

Item 3  -  Defaults Upon Senior Securities

         None.

Item 4  -  Submission of Matters to a Vote of Security Holders

         None.

Item 5  -  Other Information

         None.

Item 6  -  Exhibits and Reports on Form 8-K

         a. We filed no Current Reports on Form 8-K during the period.


         b. The following exhibits are filed herewith:

         Ex. 31            Certification of CEO / CFO
         Ex. 32            Certification of CEO / CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ANGLOTAJIK MINERALS INC.


August 12, 2004                             /s/ Matthew Markin
-------------------                         ----------------------------------
Dated                                       President, Acting Chief
                                            Financial Officer