Form 10QSB
period 2004-09-30
ANGLOTAJIK MINERALS INC
filed 2004-11-12
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

     Issued and outstanding as of October 30, 2003: 19,120,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]     No  |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2004 and its results of operations and its cash flows for the nine months ended September 30, 2004.





                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                               September 30, 2004

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets

                                     ASSETS
                                                           September 30,    December 31,
                                                               2004            2003
                                                          --------------  --------------
                                                            (Unaudited)
Current Assets
Cash                                                      $           -   $         594
                                                          --------------  --------------

       Total current assets                                           -             594
                                                          --------------  --------------

       Total assets                                       $           -   $         594
                                                          ==============  ==============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                         $      29,239   $      28,343
   Accounts payable                                             360,106         360,106
   Accrued expenses                                             364,155         183,155
   Interest payable                                               6,606           4,692
   Note payable - related party                                 492,820         457,535
                                                          --------------  --------------

       Total current and total liabilities                    1,252,926       1,033,831
                                                          --------------  --------------

Stockholders' Deficit

   Common stock, $.001 par value, 300,000,000
     shares authorized, 19,120,458 shares
     issued and outstanding at September 30, 2004                19,120          19,120
   Additional paid-in capital                                 4,121,063       4,121,063
   Deficit accumulated during the exploration stage          (5,393,109)     (5,173,420)
                                                          --------------  --------------

       Total Stockholders' Equity                            (1,252,926)     (1,033,237)
                                                          --------------  --------------

       Total liabilities and stockholders' equity         $           -   $         594
                                                          ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                   Cumulative
                                                                                                                   During the
                                                                                                                   Exploration
                                              For the Three Months Ended          For the Nine Months Ended         Stage to
                                                     September 30,                      September 30,             September 30,
                                          ---------------------------------  ---------------------------------
                                                2004             2003              2004              2003             2004
                                          ----------------  ---------------  ----------------  ---------------  ----------------

Revenue                                   $             -   $            -   $             -   $            -   $             -
                                          ----------------  ---------------  ----------------  ---------------  ----------------

Operating Expenses

   Operating & administrative expenses    $        75,589  $       214,577   $       217,776   $      937,345    $    5,238,685
   Depreciation expense                                 -                -                 -                -             5,562
   Amortization expense                                 -                -                 -                -            16,500
                                          ----------------  ---------------  ----------------  ---------------  ----------------
       Total operating expenses                    75,589          214,577           217,776          937,345         5,260,747

Non-Operating Income
   Dividend income                                      -                -                 -                -             1,212
   Gain on cancellation of contracts                    -                -                 -                -            90,604
   Loss on disposal of assets                           -                -                 -                -           (59,641)
                                          ----------------  ---------------  ----------------  ---------------  ----------------

       Total non-operating income                       -                -                 -                -            32,175
                                          ----------------  ---------------  ----------------  ---------------  ----------------

Interest expense                                     (638)            (693)           (1,914)          (2,202)         (164,538)
                                          ----------------  ---------------  ----------------  ---------------  ----------------

       Net loss before income taxes               (76,227)        (215,270)         (219,690)        (939,547)       (5,393,110)
                                          ----------------  ---------------  ----------------  ---------------  ----------------

Provision for income taxes                              -                -                 -                -                 -
                                          ----------------  ---------------  ----------------  ---------------  ----------------

       Net loss                           $       (76,227)  $     (215,270)  $      (219,690)  $     (939,547)  $    (5,393,110)
                                          ================  ===============  ================  ===============  ================

Loss per common share
   Basic                                  $             -   $        (0.02)  $         (0.01)  $        (0.21)
                                          ================  ===============  ================  ===============

Weighted average common shares
   Basic                                        19,120,458       12,137,451        19,120,458        4,492,637
                                          ================  ===============  ================  ===============

   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         Cumulative
                                                                                         During the
                                                            For the Nine Months Ended    Exploration
                                                                  September 30,            Stage to
                                                         ----------------------------   September 30,
                                                              2004           2003            2004
                                                         -------------  -------------  --------------
Cash Flows from Operating Activities
   Net loss                                              $   (219,690)  $   (939,547)  $  (5,393,110)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation expenses                         -              -          22,062
     Deferred compensation expense                                  -         295,734        400,000
     Gain on cancellation of amortization                           -               -        (16,500)
     Cancellation of mining rights                                  -               -        -
     Loss on disposal of assets                                     -          15,000         59,641
     Decrease in deposits                                           -               -         14,925
     Decrease in prepaid expense                                    -         352,000        796,250
     Increase (decrease) in accounts payable                        -               -        424,081
     Increase (decrease) in related party payable                   -          37,500        553,565
     Increase incurred in bank overdraft                          896           2,202            896
     Increase (decrease) in wages payable                           -          67,720        214,964
     Increase in interest payable                               1,914               -        164,864
     Increase in accrued expenses                             181,000           2,634        221,918
     Expenses paid by issuance of common stock
       subscribed                                                   -               -         45,000
     Expenses paid by issuance of common stock                      -         100,000      1,125,378
                                                         -------------  -------------  --------------
       Net cash used in operating activities                  (35,880)       (66,757)     (1,366,066)
                                                         -------------  -------------  --------------

Cash Flows from Investing Activities
   Deposits paid                                                    -              -         (14,925)
   Purchase of fixed assets                                         -              -         (65,203)
                                                         -------------  -------------  --------------
       Net cash used in investing activities                        -              -         (80,128)
                                                         -------------  -------------  --------------

Cash Flows from Financing Activities
   Proceeds received from issuance of stock                         -              -         454,635
   Proceeds received from officer advances                     35,286         67,073         128,472
   Proceeds from bank overdraft                                     -             32          30,551
   Proceeds received advanced                                       -              -               -
   Payment on bank overdraft                                        -           (453)         (9,915)
   Payment of officers advances                                     -              -          (5,474)
   Payment on line of credit                                        -              -         (22,574)
   Proceeds received from line of credit                            -              -         870,499
                                                         -------------  -------------  --------------
       Net cash provided by financing activities               35,286         61,652       1,446,194
                                                         -------------  -------------  --------------
       Net increase (decrease) in cash                           (594)        (5,105)              -
       Cash and cash equivalents at beginning of period           594          5,105               -
                                                         -------------  -------------  --------------
       Cash and cash equivalents at end of period        $          -   $          -   $           -
                                                         =============  =============  ==============



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
Supplementary Information

During the years ended December 31, 2003 and 2002, no amounts were paid for either interest or income taxes.

In June 2002 the Company issued 20,979 shares of its common stock for consulting services of $75,000.

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

b.   Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2004 (Unaudited) and December 31, 2003, the Company held no cash equivalents.

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

The deferred tax asset and the valuation account are as follows at September 30, 2004 and December 31, 2003:

                                                  September 30,     December 31,
                                                      2004             2003
                                                ---------------  ---------------
                                                 (Unaudited)
         Deferred tax asset:
         Deferred non-current tax asset         $    1,860,623   $    1,787,725
         Valuation allowance                        (1,860,623)      (1,787,725)
                                                ---------------  ---------------
         Total                                  $            -   $            -
                                                ===============  ===============

e.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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


NOTE 2 - New Technical Pronouncements

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"

(SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No.144, effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on the Company's financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisition of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisition of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible asset of financial institutions such as depositor - and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

In November 2002, the FASB issued "Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have nay impact on the Company's financial position, results of operations or cash flows.

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have nay impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have any impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - Stock Options

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized during the period ended September 30, 2004. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $0 and $280,000 were included in the statements of operation for the period ended September 31, 2004 and the year ended December 31, 2003, respectively.

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

                                              September 30,    December 31,
                                                  2004            2003
                                            ---------------  ---------------
                                               (Unaudited)
             Net (Loss):
                            As reported     $      213,690   $    1,386,188
                            Pro forma       $      213,690   $    1,388,380
       (Loss) per share:
                            As reported     $        (0.01)  $        (0.17)
                            Pro forma       $        (0.01)  $        (0.17)

The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 3.625% for September 30, 2004 and December 31, 2003; dividend yield of 0.0% for September 30, 2004 and December 31, 2003; a volatility factor of 182% for September 30, 2004 and December 31, 2003, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $4,377 for the period ended September 30, 2004 and $6,577 for the year ended December 31, 2003. It would also have increased the compensation cost for the period ended September 30, 2004 by $4,377 and for the year ended December 31, 2003 by $2,192.

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

During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $306,000 for 3rd and 4th quarter of 2003 and through the period ended September 30, 2004 were accrued. As of September 30, 2004, advances made by officers total $42,355.

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

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of September 30, 2004 is $28,343. Related interest of $6,606 has also been accrued by the Company.




Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended September 30, 2004.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

Nine Months Ended September 30, 2004 versus 2003

Operating expenses for the period dropped significantly to $217,776 in 2004 compared to $937,345 for the comparable period in 2003, owing to legal and consulting fees incurred in the prior year period. As the company had no cash resources, expenses were funded by $35,286 in officer advances and an increase accrued expenses of $181,000.

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

Item 3 - Controls and Procedures

Our President, who also serves as Acting Chief Financial Officer (the "Certifying Officer"), is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the date of this report and believes that the disclosure controls and procedures are effective based on the required evaluation.

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

On September 8, 2004 we filed a Registration Statement on Form S-8 in connection with the adoption of our 2004 Stock Benefit Plan. We registered 12,000,000 shares of $.001 par value common stock that may be awarded from time to time to qualified employees and consultants of the Company. To date, no shares have been issued under the Plan.

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


                                            ANGLOTAJIK MINERALS INC.


November 12, 2004                           /s/ Matthew Markin
---------------------                       -----------------------------------
Dated                                       President, Chief Financial Officer