Form 10KSB
period 2004-12-31
ANGLOTAJIK MINERALS INC
filed 2005-04-12
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 2004

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2005:

         $344,168

Number of outstanding shares of the registrant's $.001 par value common stock, as of February 1, 2005:

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

EMPLOYEES

     We currently have four employees, our sole executive officer, and our three contract employees in Tajikistan. Once the office in Dushanbe is opened, we expect to recruit two or three additional office staff. If and when we acquire funding to proceed with exploration in the IKAR region, we expect to either hire or contract additional staff for positions in the office and in the field. However, we have not yet determined how many or what those positions will be.

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

         WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS. Our independent auditor's report for the year ended December 31, 2004 expresses substantial doubt about our ability to continue as a going concern. Inasmuch as we are in the exploration stage and do not know when, if ever, we will generate revenues from operations, unless we raise additional capital or obtain some other source of funding, we will have to discontinue operations which could result in a loss on your investment.

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

     WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES. As of December 31, 2004, approximately 281,881,035 shares of our common stock were authorized but unissued including 699,301 reserved for the possible exercise of options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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

FORWARD LOOKING STATEMENTS

     This Current Report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements:

     o statements before, after or including the words "may," "could," "should," "believe," "expect," "future," "potential," "anticipate," intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our agreement with the government of the Republic of Tajikistan grants us exclusive rights to explore, and if warranted to develop, sites of our choosing within a 400 square kilometer area of southeastern Tajikistan known as the Rushan Complex. A great deal has been reported about the geology and mineralization of the region during a period of extensive exploration under the former Soviet regime from 1970 through 1977. After studying the available literature, including the comprehensive 1978 technical report of the "Pamir Expedition", and an independent study in 1997-98 by Kilborn Engineering of Alberta, we have elected to conduct further exploration in the mineralized zone known as the IKAR Deposit.

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

March 31, 2004 June 30, 2004 September 30, 2004 December 31, 2004


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

ITEM 7.  FINANCIAL STATEMENTS.










                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                                 C O N T E N T S


     Independent Auditor's Report..................................3

     Balance Sheets................................................4

     Statements of Operations......................................5

     Statements of Stockholders' Equity............................6

     Statements of Cash Flows......................................9

     Notes to the Financial Statements............................11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Anglotajik Minerals, Inc.

We have audited the accompanying balance sheets of Anglotajik Minerals, Inc. as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anglotajik Minerals, Inc. as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended in conformity with standards of the Public Company Accounting Oversight Board (United States).

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



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2005

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets


                                                                     December 31,     December 31,
                            ASSETS                                      2004             2003
                                                                   ---------------  --------------
Current Assets
   Cash                                                            $           72   $         594
                                                                   ---------------  --------------
       Total Current Assets                                                    72             594
                                                                   ---------------  --------------

       Total Assets                                                $           72   $         594
                                                                   ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank Overdraft                                                  $       28,343   $      28,343
   Accounts Payable                                                       356,477         360,106
   Accrued Expenses                                                       560,116         183,155
   Interest Payable                                                         7,243           4,692
   Note Payable - Related Party                                           494,320         457,535
                                                                   ---------------  --------------

       Total Current and Total Liabilities                              1,446,499       1,033,831
                                                                   ---------------  --------------

Stockholders' Deficit
   Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
     19,120,458 Shares Issued and Outstanding at December 31,
     2004 and 2003                                                         19,120          19,120
   Additional Paid-In Capital                                            ,121,063       4,121,063
   Deficit Accumulated During the Development Stage                    (5,586,610)     (5,173,420)
                                                                   ---------------  --------------

       Total Stockholders' Equity                                      (1,446,427)     (1,033,237)
                                                                   ---------------  --------------

       Total Liabilities and Stockholders' Equity                  $           72   $         594
                                                                   ===============  ==============






   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations


                                                    Cumulative
                                                    During the            For the Years Ended
                                                 Exploration Stage   --------------------------------
                                                   December 31,        December 31,     December 31,
                                                       2004                2004              2003
                                                -------------------  ---------------  ----------------

Revenue                                           $              -   $            -   $             -
                                                -------------------  ---------------  ----------------

Operating Costs and Expenses

   Operating and Administrative Expenses                 5,431,548          410,639         1,381,435
   Depreciation Expense                                      5,562                -                 -
   Amortization Expense                                     16,500                -                 -
                                                -------------------  ---------------  ----------------
       Total Operating Costs and Expenses                5,453,610          410,639         1,381,435

Non-operating Income
   Dividend Income                                           1,212                -                 -
   Gain on Cancellation of Contracts                        90,604                -                 -
   Loss on Disposal of Assets                              (59,641)               -                 -
                                                -------------------  ---------------  ----------------
       Total Non-Operating Income                           32,175                -                 -
                                                -------------------  ---------------  ----------------

Interest Expense                                          (165,175)          (2,551)           (4,753)
                                                -------------------  ---------------  ----------------

Net Loss Before Income Taxes                            (5,586,610)        (413,190)       (1,386,188)
                                                -------------------  ---------------  ----------------

Provision for Income Taxes                                       -                -                 -
                                                -------------------  ---------------  ----------------

Net Loss                                        $       (5,586,610)  $     (413,190)  $    (1,386,188)
                                                ===================  ===============  ================

Loss Per Common Share - Basic                                        $        (0.02)  $         (0.17)
                                                                     ===============  ================

Weighted Average Common Shares - Basic                                    19,120,458         8,173,442
                                                                     ===============  ================




   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2004


                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Issuance of shares to Company's
   officers and directors for cash
   in August 1997                       1,469   $        2   $            -     $       -    $      9,999    $           -

Net loss for the year ended
   December 31, 1997                        -            -                -             -               -             (998)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Balance December 31, 1997               1,469            2                -             -           9,999             (998)

Shares issued for cash at
   $135.81 per share less $5,365
   issuance cost                        1,469            1                -             -         194,634                -

Shares issued for distribution
   rights at $136.05 per share            147            -                -             -          20,000                -

Net loss for the year ended
   December 31, 1998                        -            -                -             -               -           (34,513)
                                  ------------  -----------  ---------------  ------------  --------------  ----------------

Balance December 31, 1998               3,084            3                -             -         224,633           (35,511)

Cancellation of shares                 (1,615)          (2)               -             -         (19,998)                -

Shares issued for patent rights
   at $142.86 per share                   140            -                -             -          20,000                 -

Shares issued for services
   at $147.06 per share                    17            -                -             -           2,500                 -

Net loss for the year ended
   December 31, 1999                        -            -                -             -               -           (806,793)
                                  ------------  -----------  ---------------  ------------  --------------  -----------------

Balance, December 31, 1999              1,626            1                -             -         227,135           (842,304)

Shares issued for services
   at $14,920.60 per share                  5            -                -             -          74,603                  -

Cancellation of shares for
   patent rights                         (140)           -                -             -         (20,000)                 -

Shares issued for services
   at $10,500.00 per share                  7            -                -             -          73,500                  -

Net loss for the year ended
   December 31, 2000                        -            -                -             -               -         (1,305,397)
                                  ------------  -----------  ---------------  ------------  --------------  -----------------

Balance, December 31, 2000              1,498            1                -             -         355,238         (2,147,701)



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2004



                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Shares issued to retire accounts
   payable at $100.10 per share         2,098   $        2   $            -   $         -   $     209,998  $             -

Shares issued to retire accounts
   payable for $1.52 per share        419,580          420                -             -         637,505                -

Shares issued for services
   at $46.48 per share                 13,986           14                -             -         649,986                -

Deferred compensation for
   issuance of 13,986 options               -             -               -      (400,000)        400,000                -

Deferred compensation expense               -             -               -        20,000               -                -

Net loss for the year ended
   December 31, 2001                        -             -               -             -               -         (867,521)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Balance, December 31, 2001            437,162          437                -      (380,000)      2,252,727       (3,015,222)

Shares issued for services
   at $3.58 per share                  20,979           21                -             -          74,979                -

Shares issued for mining
   rights at $3.58 per share           27,972           28                -             -          99,972                -

Shares issued for cash
   at $17.88 per share                 13,986           14                -             -         249,986                -

Shares issued for services
   at $11.44 per share                 27,972           28                -             -         319,972                -

Shares issued for mining
   rights at $3.58 per share           111,888         112                -             -         399,888                -

Shares issued for services at
   $11.44 per share                     27,972          28                -             -         319,972                -

Share subscribed to relieve
   liabilities and services
   at $1.00 per share                        -           -           88,000             -               -                -

Deferred compensation cost                   -           -                -       100,000               -                -

Net loss for the year ended
   December 31, 2002                         -           -                -             -               -         (772,010)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Balance, December 31, 2002             667,932            668              88,000         (280,000)      3,717,496       (3,787,232)

Shares issued to relieve
   common stock subscribed               7,692              8             (88,000)          -               87,992           -

Cancellation of shares for
   mining rights                      (139,860)          (140)                   -                -       (499,860)          -



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2004



                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Shares issued for relief of
   accrued expenses at
   $4.83 per share                      2,797   $        3   $            -    $        -    $     13,497   $            -

Shares issued to relieve
   payables at $7.15 per share         13,986           14                -             -          99,986                -

Shares issued to an officer to
   relieve officer advances
   at $0.35 per share                 286,713          286                -             -          99,714                -

Shares issued to an officer
   for services at $0.36 per share    279,721          280                -             -          99,720                -

Shares issued to relieve interest
   payables at $0.009 per share    16,999,984       17,000                -             -         133,519                -

Shares issued for services
   at $0.37 per share               1,000,000        1,000                -             -         369,000                -

Rounding due to 1:43 reverse
   split and a 2:1 forward split        1,493            1                -             -               -                -

Deferred compensation cost                  -            -                -       280,000               -                -

Net loss for the year ended
   December 31, 2003                        -            -                -             -               -       (1,386,188)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Balance, December 31, 2003         19,120,458       19,120                -             -       4,121,063       (5,173,420)

Net loss for the year ended
   December 31, 2004                        -            -                -             -               -         (413,190)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Balance, December 31, 2004         19,120,458   $   19,120   $            -   $         -   $   4,121,063   $   (5,586,610)
                                  ============  ===========  ===============  ============  ==============  ===============



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows


                                                              Cumulative
                                                              During the             For the Years Ended
                                                           Exploration Stage   -----------------------------
                                                             December 31,        December 31,   December 31,
                                                                 2004                2004           2003
                                                           ------------------  --------------  -------------

Cash Flows from Operating Activities

Net Loss                                                   $      (5,586,610)   $   (413,190)  $ (1,386,188)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
   Amortization and Depreciation Expenses                             22,062               -              -
   Deferred Compensation Expense                                     400,000               -        280,000
   Gain on Cancellation of Amortization                              (16,500)              -              -
   Loss on Disposal of Assets                                         59,641               -              -
   Decrease in Deposits                                               14,925               -              -
   Decrease in Prepaid Expense                                       796,250               -        352,000
   Increase (Decrease) in Accounts Payable                           421,046          (3,629)         4,462
   Increase (Decrease) in Related Party Payable                      553,565               -         37,500
Increase (Decrease) in Wages Payable                                 466,964         252,000        147,230
   Increase in Interest Payable                                      165,501           2,551          4,753
   Increase in Accrued Expenses                                      165,879         124,961          2,634
   Expenses Paid by Issuance of Common Stock Subscribed               45,000               -              -
Expenses Paid by Issuance of Common Stock                          1,125,378               -        470,000
                                                           ------------------  --------------  -------------

       Net Cash (Used) in Operating Activities                    (1,366,899)         37,307        (87,609)
                                                           ------------------  --------------  -------------

Cash Flows from Investing Activities

   Deposits Paid                                                     (14,925)              -              -
   Investment in Mining Rights                                             -               -         15,000
   Purchase of Fixed Assets                                          (65,203)              -              -
                                                           ------------------  --------------  -------------

       Net Cash (Used) in Investing Activities                       (80,128)              -         15,000
                                                           ------------------  --------------  -------------

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows

                                                              Cumulative
                                                              During the             For the Years Ended
                                                           Exploration Stage   -----------------------------
                                                             December 31,        December 31,   December 31,
                                                                 2004                2004           2003
                                                           ------------------  --------------  -------------

Cash Flows from Financing Activities
   Proceeds Received from Issuance of Stock                $         454,635   $           -   $          -
   Proceeds Received from Officer Advances                           129,377          36,785         68,518
Proceeds from Bank Overdraft                                          30,551               -             32
Payment on Bank Overdraft                                             (9,915)              -           (453)
   Payment of Officers Advances                                       (5,474)              -              -
Payment on Line of Credit                                            (22,574)              -              -
Proceeds Received from Line of Credit                                870,499               -              -
                                                           ------------------  --------------  -------------
       Net Cash Provided by Financing Activities                   1,447,099          36,785         68,097
                                                           ------------------  --------------  -------------

       Net Increase in Cash                                               72            (522)        (4,511)

       Cash and Cash Equivalents at (Inception)
           at December 31, 2004 and 2003                                   -             594          5,105
                                                           ------------------  --------------  -------------

       Cash and Cash Equivalents at
           December 31, 2004 and 2003                      $              72   $          72   $        594
                                                           ==================  ==============  =============

Supplementary Information

During the years ended December 31, 2004 and 2003, no amounts were paid for either interest or income taxes.

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

   b.Cash and Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2004, and 2003, the Company held no cash equivalents.

   c.Fair Value of Financial Instruments

   Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

   d.Provision for Income Taxes

   No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.1 million that can be offset against future taxable income. These NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

   The deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                          December 31,
                                              ----------------------------------
                                                   2004              2003
                                              ----------------  ----------------
        Deferred tax asset:
        Deferred noncurrent tax asset         $      1,899,447  $     1,758,963
        Valuation allowance                        (1,899,447)       (1,758,963)
                                              ----------------  ----------------
        Total                                        -                 -
                                              ================  ================

   e.Use of Estimates

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

   f.Earning (Loss) Per Share

   Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2004 and 2003, and from inception reflect the reverse stock split of 1:200 that was approved by the board of directors in July 2001, the 1:143 reverse stock split effective July 16, 2003 and the 2:1 forward split on September 15, 2003.

  The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee warrants have been considered in the fully diluted earnings per share calculation in 2004 and 2003.

                                                 December 31,
                                       --------------------------------
                                            2004            2003
                                       ----------------  --------------
  Basic Earnings Per Share             $     (413,190)   $  (1,386,188)
     Income (Loss) (numerator)             19,120,458        8,173,442
                                       ----------------  --------------
     Shares (denominator)  $                     (.02)         $  (.17)
                                       ================  ==============

  Fully Diluted Earnings Per Share     $     (413,190)   $  (1,386,188)
     Income (Loss) (numerator)             19,819,759        8,872,743
                                       ----------------  --------------
     Shares (denominator)              $         (.02)   $        (.17)
                                       ================  ==============

NOTE 2 - New Technical Pronouncements

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

   In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements.

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

   In November 2004, the FASB issued SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 149 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

   In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

  In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 will not have any impact on the Company's financial statements.
  In December 2004, the FASB issued SFAS No. 123 (Revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

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

   In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $0 and $280,000 were included in the statements of operation for the years ended December 31, 2004 and 2003, respectively.

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

                                                     2004           2003
                                                --------------  -------------
        Net loss:
                             As reported        $     413,190   $   1,386,188
                             Pro forma          $     415,504       1,388,380
        Loss per share:
                             As reported        $         .02   $         .17
                             Pro forma          $         .02   $         .17

   The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4%; dividend yield of 0.0%; a volatility factor of 218% and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $6,941. It would also have increased the compensation cost for the year by $2,314.

NOTE 4 - Related Party Transactions

   During the years ended December 31, 2004, and 2003, the Company charged $38,285 and $37,500, respectively, to consulting expense rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $450,465 at December 31, 2004, and 2003. The Company's president has an accrued wages balance of $389,100 at December 31, 2004.

   The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $43,855 at December 31, 2004.

   In May 2003, the Company issued 13,986 shares of its common stock to the officer pursuant to a stock option dated September 1, 2001. This issuance relieved officer advances payable and consulting fees payable by $31,900 and $68,100, respectively.

   In July 2003, the Board of Directors authorized the issuance of 286,713 restricted common shares to the President to relieve the shareholder advance of $48,773 and for a receivable of $51,227 from the President.

   During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year.

   During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

NOTE 5 - Stockholders' Equity

   In July 2003, the Board of Directors authorized the issuance of 286,713 restricted common shares to the President in exchange for a shareholder advance of $48,773 and a receivable from the President of $51,227. The President is the only member of the Board of Directors. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock.

   In July 2003, a reverse stock split of 1:143 was authorized by the Board of Directors, and the number of authorized shares was increased to 300 million. The financial statements have been retroactively restated to reflect the reverse stock split.

   In August 2003, the Company issued 16,999,984 common shares to the shareholders to whom interest was due on the line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

   In September 2003, a 2:1 forward stock split was authorized by the Board of Directors. The financial statements have been retroactively restated to reflect the forward stock split.

   On October 13, 2003, the board of directors authorized the issuance of 1,000,000 shares of restricted common stock to a law firm for services valued at $370,000.

NOTE 6 - Commitments and Contingencies

   There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at December 31, 2004, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

   Merrill Lynch Canada Inc. has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

   The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of December 31, 2004 is $28,343. Related interest of $7,243 has also been accrued by the Company.

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

==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------

                                  2004       120,000(1)
Matthew Markin                 ----------- ------------ ---------- ------------  -------------
President, CEO                    2003       120,000(1)        0    100,000(2)     699,301(3)

------------------------------ ----------- ------------ ---------- ------------  -------------

Randy Miller                      2003        68,100(4)        0          0                0
President, CEO
----------------------------------------------------------------------------------------------
(1) Per the Company's employment contract with the President. 100% deferred.
(2) Sign-on bonus paid in 279,720 shares of common stock valued at $.3575 per share
(3) Exercisable at $.21 per share through July 2011.
(4) Paid in shares of Company stock.
==============================================================================================



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

During the year ended December 31, 2004 we charged $38,285 to consulting expense for management services rendered by our President.



ITEM 13. EXHIBITS AND REOPRTS ON FORM 8-K.

Exhibits

   Ex. No.        Description
   -------        -----------

    31.1          Certification of CEO / CFO
    32.1          Certification of CEO / CFO
   -------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANGLOTAJIK MINERALS INC.

Dated: April 11, 2005                       /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin            President, Chief Executive       April 11, 2005
--------------------------    Officer, Acting Chief
                              Financial Officer, Secretary,
                              Principal Accounting Officer,
                              Sole Director