Form 10QSB
period 2005-03-31
ANGLOTAJIK MINERALS INC
filed 2005-05-20
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                OF THE EXCHANGE ACT

                  For the transition period from ________ to __________

                  Commission file number:  000-28481
                                           ---------



                            ANGLOTAJIK MINERALS INC.
  ---------------------------------------------------------------------------
           (Exact name of small business as specified in its charter)


               NEVADA                                       86-0891931
------------------------------------------------    --------------------------
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


       433 N. Camden Drive, 4th Floor, Suite 110, Beverly Hills, CA 90210
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 285-1506
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)


            11400 West Olympic Blvd. Suite 200, Los Angeles, CA 94080
 ------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of April 30, 2005: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2005 and its results of operations and its cash flows for the three months ended March 31, 2005.








                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2005

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets



                                                                     March 31,    December 31,
                             ASSETS                                    2005           2004
                                                                  -------------  -------------
                                                                   (Unaudited)
Current Assets
   Cash                                                           $         24   $         72
                                                                  -------------  -------------

       Total current assets                                                 24             72
                                                                  -------------  -------------

       Total assets                                               $         24   $         72
                                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                 $          -   $     28,343
   Accounts payable                                                    361,547        356,477
   Accrued expenses                                                    133,697        560,116
   Interest payable                                                      7,881          7,243
   Note Payable- Current                                                28,343              -
   Note payable - related party                                        450,465        494,320
                                                                  -------------  -------------

       Total current and total liabilities                             981,933       1,446,499
                                                                  -------------  -------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
       authorized, 51,820,458 shares issued and outstanding             51,820         19,120
   Additional paid-in capital                                        4,639,080      4,121,063
   Deficit accumulated during the exploration stage                 (5,672,809)    (5,586,610)
                                                                  -------------  -------------

       Total Stockholders' Equity                                     (981,909)    (1,446,427)
                                                                  -------------  -------------

       Total liabilities and stockholders' equity                 $          24  $          72
                                                                  =============  =============



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations

                                                      Cumulative
                                                     During the
                                                     Exploration      For the Three      For the Three
                                                        Stage          Months Ended       Months Ended
                                                      March 31,          March 31,         March 31,
                                                        2005               2005              2004
                                                   ----------------  ---------------   ---------------

Revenue                                            $             -   $            -    $            -
-------

Operating Costs and Expenses
   Operating and administrative expenses           $     5,517,809   $       85,561    $       76,075
   Depreciation expense                                      5,562                -                 -
   Amortization expense                                     16,500                -                 -
                                                   ----------------  ---------------   ---------------
       Total operating costs and expenses                5,539,171           85,561            76,075

       Net Operating Loss                               (5,539,171)         (85,561)           76,075

Non-operating Income
   Dividend income                                           1,212                -                 -
   Gain on cancellation of contracts                        90,604                -                 -
   Loss on disposal of assets                              (59,641)               -                 -
                                                   ----------------  ---------------   ---------------

       Total non-operating income                           32,175                -                 -
                                                   ----------------  ---------------   ---------------

Interest expense                                          (165,813)            (638)             (638)

       Net loss before income taxes                     (5,672,809)         (86,199)          (76,713)
                                                   ----------------  ---------------   ---------------

   Provision for income taxes                                    -                -                 -
                                                   ----------------  ---------------   ---------------

       Net loss                                    $    (5,672,809)  $      (86,199)   $      (76,713)
                                                   ================  ===============   ===============

   Loss per common share - basic and diluted                         $            -    $            -
                                                                     ===============   ===============

   Weighted average common shares - basic and diluted                    51,820,458        19,120,458
                                                                     ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Cumulative
                                                               During the
                                                               Exploration   For the Three    For the Three
                                                               Stage Thru    Months Ended     Months Ended
                                                                March 31,       March 31,       March 31,
                                                                 2005             2005             2004
                                                            ---------------  --------------   --------------

Cash Flows from Operating Activities
   Net loss                                                 $  (5,672,809)   $     (86,199)   $     (76,713)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation expenses                         22,062               -                -
       Deferred compensation expense                               400,000               -                -
       Gain on cancellation of amortization                        (16,500)              -                -
       Loss on disposal of assets                                   59,641               -                -
       Decrease in deposits                                         14,925               -                -
       Decrease in prepaid expense                                 796,250               -                -
       Increase (decrease) in accounts payable                     426,116           5,070              496
       Increase (decrease) in related party payable                509,710         (43,855)
                                                                                         -
       Increase (decrease) in wages payable                        146,191        (320,773)               -
       Increase in interest payable                                166,139             638              638
       Increase in accrued expenses                                 60,233        (105,646)          55,000
       Expenses paid by issuance of common stock
       subscribed                                                   45,000               -                -

       Expenses paid by issuance of common stock                 1,125,378               -                -
                                                            ---------------  --------------   --------------
       Net cash used in operating activities                    (1,917,664)       (550,765)         (20,579)
                                                            ---------------  --------------   --------------

Cash Flows from Investing Activities
   Deposits paid                                                   (14,925)              -                -
   Purchase of fixed assets                                        (65,203)              -                -
                                                            ---------------  --------------   --------------
       Net cash used in investing activities                       (80,128)              -                -
                                                            ---------------  --------------   --------------

   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows

                                                           Cumulative
                                                           During the
                                                           Exploration   For the Three    For the Three
                                                           Stage Thru    Months Ended     Months Ended
                                                            March 31,       March 31,       March 31,
                                                             2005             2005             2004
                                                        ---------------  --------------   --------------
Cash Flows from Financing Activities
   Proceeds received from issuance of stock             $    1,001,831   $     547,196    $           -
   Proceeds received from officer advances                     132,898           3,521                -
   Proceeds from bank overdraft                                 30,551               -                -
   Payment on bank overdraft                                    (9,915)              -                -
   Payment of officers advances                                 (5,474)              -                -
   Payment on line of credit                                   (22,574)              -                -
   Proceeds received from line of credit                       870,499               -                -
                                                        ---------------  --------------   --------------
       Net cash provided by financing activities             1,997,816         550,717                -
                                                        ---------------  --------------   --------------

       Net increase in cash                                          -             (48)          (4,491)

       Cash and cash equivalents at
       Beginning of period                                           -              72            5,105
                                                        ---------------  --------------   --------------

       Cash and cash equivalents at
       End of period                                    $           24   $          24    $         614
                                                        ===============  ==============   ==============


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

During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $ 34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

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

   b.Cash and cash equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2005, and 2004, the Company held no cash equivalents.

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

   The deferred tax asset and the valuation account are as follows at March 31, 2005 and 2004:

                                                March 31,       March 31,
                                                  2005            2004
                                             -------------  --------------
            Deferred tax asset:
            Deferred noncurrent tax asset    $   1,928,755  $    1,899,447
            Valuation allowance                (1,928,755)     (1,899,447)
                                             -------------  --------------
                   Total                                -               -
                                             ============== ==============

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

  The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee warrants have been considered in the fully diluted earnings per share calculation in 2005 and 2004.

                                                       March 31,
                                            ------------------------------
                                                  2005            2004
                                            --------------  --------------
  Basic Earnings Per Share                  $     (86,199)  $     (76,713)
     Income (Loss) (numerator)                 50,718,211      19,120,458
                                            --------------  --------------
     Shares (denominator)                   $        (.00)  $        (.00)
                                            ==============  ==============

  Fully Diluted Earnings Per Share          $     (86,199)  $     (76,713)
     Income (Loss) (numerator)                 51,417,512      19,819,759
                                            --------------  --------------
     Shares (denominator)                   $        (.00)  $        (.00)
                                            ==============  ==============


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


NOTE 3 - Stock Options

   The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized during the period ended March 31, 2005. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

   In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $0 and $0 were included in the statements of operation for the period ended March 31, 2005 and the year ended December 31, 2004, respectively.

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

                                          March 31,      December 31,
                                            2005             2004
                                      ---------------  ---------------

     Net loss:
     As reported                      $      (86,199)  $      413,190
     Pro forma                        $      (86,788)  $      415,504
     Loss per share:
     As reported                      $            -   $            -
     Pro forma                        $            -   $            -

   The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4% for March 31, 2005 and December 31, 2004; dividend yield of 0.0% for March 31, 2005 and December 31, 2004; a volatility factor of 220% and 182% for March 31, 2005 and December 31, 2004 respectively, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $579 for the period ended March 31, 2005 and $6,941 for the year ended December 31, 2004. It would also have increased the compensation cost for the period ended March 31, 2005 by $579 and for the year ended December 31, 2004 by $2,314.

NOTE 4 - Related Party Transactions

   During the years ended December 31, 2004, and 2003, the Company charged $38,285, and $37,500 respectively, to consulting expense, and $0 and $80,000, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $450,465 at December 31, 2004, and 2003, respectively.

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

   During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year. During the first quarter of 2005, the President accrued wages in the amount of $66,000.

   During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on an old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

   During the three months ending March 31, 2005, the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,375 for advances from shareholders, and $47,047 for accrued vacation. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

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

   During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $ 34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.


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

   The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of March 31, 2005 is $28,343. Related interest of $7,881 has also been accrued by the Company.

Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the three month period ended March 31, 2005.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

Three Months Ended March 31, 2005 versus 2004

Operating expenses for the period increased slightly to $85,561 in 2005 compared to $76,075 for the comparable period in 2004. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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

         None.


         The following exhibits are filed herewith:

         Ex. 31            Certification of CEO / CFO
         Ex. 32            Certification of CEO / CFO




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGLOTAJIK MINERALS INC.


May 20, 2005                           /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer