Form 10QSB
period 2005-06-30
ANGLOTAJIK MINERALS INC
filed 2005-08-15
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of August 1, 2005: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2005 and its results of operations and its cash flows for the six months ended June 30, 2005.








                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                  June 30, 2005

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets



                                                                      June 30,    December 31,
                             ASSETS                                    2005           2004
                                                                  -------------  -------------
                                                                   (Unaudited)
Current Assets
   Cash                                                           $          -   $         72
                                                                  -------------  -------------

       Total current assets                                                  -             72
                                                                  -------------  -------------

       Total assets                                               $          -   $         72
                                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                 $         33   $     28,343
   Accounts payable                                                    356,477        356,477
   Accrued expenses                                                    211,419        560,116
   Interest payable                                                      8,519          7,243
   Note Payable- Current                                                28,343              -
   Note payable - related party                                        450,465        494,320
                                                                  -------------  -------------

       Total current and total liabilities                           1,055,256       1,446,499
                                                                  -------------  -------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
       authorized, 51,820,458 shares issued and outstanding             51,820         19,120
   Additional paid-in capital                                        4,639,080      4,121,063
   Deficit accumulated during the exploration stage                 (5,746,156)    (5,586,610)
                                                                  -------------  -------------

       Total Stockholders' Equity                                   (1,055,256)    (1,446,427)
                                                                  -------------  -------------

       Total liabilities and stockholders' equity                 $           -  $          72
                                                                  =============  =============



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations

                                                      Cumulative
                                                     During the
                                                     Exploration       For the Six        For the Six
                                                        Stage          Months Ended       Months Ended
                                                       June 30,          June 30,          June 30,
                                                        2005               2005              2004
                                                   ----------------  ---------------   ---------------

Revenue                                            $             -   $            -    $            -
-------

Operating Costs and Expenses
   Operating and administrative expenses           $     5,598,818   $      158,279    $      142,187
   Depreciation expense                                      5,562                -                 -
   Amortization expense                                     16,500                -                 -
                                                   ----------------  ---------------   ---------------
       Total operating costs and expenses                5,611,880         (158,270          (142,187

       Net Operating Loss                               (5,611,880)        (158,270)         (142,187

Non-operating Income
   Dividend income                                           1,212                -                 -
   Gain on cancellation of contracts                        90,604                -                 -
   Loss on disposal of assets                              (59,641)               -                 -
                                                   ----------------  ---------------   ---------------

       Total non-operating income                           32,175                -                 -
                                                   ----------------  ---------------   ---------------

Interest expense                                          (166,451)          (1,276)           (1,276)

       Net loss before income taxes                     (5,746,156)        (159,546)         (143,463)
                                                   ----------------  ---------------   ---------------

   Provision for income taxes                                    -                -                 -
                                                   ----------------  ---------------   ---------------

       Net loss                                    $    (5,746,156)  $     (159,546)   $     (143,463)
                                                   ================  ===============   ===============

   Loss per common share - basic and diluted                         $            -    $         (.01)
                                                                     ===============   ===============

   Weighted average common shares - basic and diluted                    51,820,458        19,120,458
                                                                     ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                               Cumulative
                                                               During the
                                                               Exploration   For the Three    For the Three
                                                               Stage Thru    Months Ended     Months Ended
                                                                June 30,       June 30,         June 30,
                                                                 2005             2005            2004
                                                            ---------------  --------------   --------------

Cash Flows from Operating Activities
   Net loss                                                 $  (5,746,156)   $    (159,546)   $    (143,463)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization and depreciation expenses                         22,062               -                -
       Deferred compensation expense                               400,000               -                -
       Gain on cancellation of amortization                        (16,500)              -                -
       Loss on disposal of assets                                   59,641               -                -
       Decrease in deposits                                         14,925               -                -
       Decrease in prepaid expense                                 796,250               -                -
       Increase (decrease) in accounts payable                     421,046               -                -
       Increase (decrease) in related party payable                510,335         (43,230)               -
       Increase (decrease) in wages payable                        212,193        (254,771)               -
       Increase in interest payable                                166,777           1,276            1,276
       Increase in accrued expenses                                 71,328         (94,551)         115,000
       Expenses paid by issuance of common stock
       subscribed                                                   45,000               -                -

       Expenses paid by issuance of common stock                 1,125,378               -                -
                                                            ---------------  --------------   --------------
       Net cash used in operating activities                    (1,917,721)       (550,822)         (27,187)
                                                            ---------------  --------------   --------------

Cash Flows from Investing Activities
   Deposits paid                                                   (14,925)              -                -
   Purchase of fixed assets                                        (65,203)              -                -
                                                            ---------------  --------------   --------------
       Net cash used in investing activities                       (80,128)              -                -
                                                            ---------------  --------------   --------------

   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows

                                                           Cumulative
                                                           During the
                                                           Exploration   For the Three    For the Three
                                                           Stage Thru    Months Ended     Months Ended
                                                            June 30,       June 30,         June 30,
                                                             2005             2005             2004
                                                        ---------------  --------------   --------------
Cash Flows from Financing Activities
   Proceeds received from issuance of stock             $    1,005,352   $     550,717    $           -
   Proceeds received from officer advances                     129,377               -           26,985
   Proceeds from bank overdraft                                 30,584              33                -
   Payment on bank overdraft                                    (9,915)              -                -
   Payment of officers advances                                 (5,474)              -                -
   Payment on line of credit                                   (22,574)              -                -
   Proceeds received from line of credit                       870,499               -                -
                                                        ---------------  --------------   --------------
       Net cash provided by financing activities             1,997,849         550,750           26,985
                                                        ---------------  --------------   --------------

       Net increase in cash                                          -             (72)            (202)

       Cash and cash equivalents at
       Beginning of period                                           -              72              594
                                                        ---------------  --------------   --------------

       Cash and cash equivalents at
       End of period                                    $            -   $           -    $         392
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

     The deferred tax asset and the valuation account are as follows at June 30, 2005 and 2004:


                                                 June 30,        June 30,
                                                  2005            2004
                                             -------------   --------------
            Deferred tax asset:
            Deferred noncurrent tax asset    $   1,953,693   $    1,807,740
            Valuation allowance                 (1,953,693)      (1,807,740)
                                             -------------   --------------
                   Total                                -                -
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

                                                        June 30,
                                            ------------------------------
                                                  2005            2004
                                            --------------  --------------
  Basic Earnings Per Share                  $    (159,546)  $    (142,187)
     Income (Loss) (numerator)                 51,820,458      19,120,458
                                            --------------  --------------
     Shares (denominator)                   $        (.00)  $        (.01)
                                            ==============  ==============

  Fully Diluted Earnings Per Share          $    (159,546)  $    (142,187)
     Income (Loss) (numerator)                 51,820,458      19,120,458
                                            --------------  --------------
     Shares (denominator)                   $        (.00)  $        (.01)
                                            ==============  ==============


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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.


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

                                           June 30,      December 31,
                                            2005             2004
                                      ---------------  ---------------

             Net loss:
             As reported              $     (159,546)  $      413,190
             Pro forma                $     (160,703)  $      415,504
             Loss per share:
             As reported              $            -   $          .02
             Pro forma                $            -   $          .02

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

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the six month period ended June 30, 2005.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

Six Months Ended June 30, 2005 versus 2004

Operating expenses for the period increased slightly to $158,270 in 2005 compared to $142,187 for the comparable period in 2004. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

Plan of Operation

We currently have no cash or sources of cash to fund operations. We have suspended our proposed activities in mineral exploration in the Republic of Tajikistan because of our inability to secure funding, and are currently exploring other business opportunities. Our ability to resume mineral exploration, or to acquire or start another business, will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain.



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


                                       ANGLOTAJIK MINERALS INC.


June 30, 2005                           /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer