Form 10QSB
period 2005-09-30
ANGLOTAJIK MINERALS INC
filed 2005-11-23
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of October 31, 2005: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2005 and its results of operations and its cash flows for the nine months ended September 30, 2005.








                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                               September 30, 2005

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets



                                                                  September 30,   December 31,
                             ASSETS                                    2005           2004
                                                                  -------------  -------------
                                                                   (Unaudited)
Current Assets
   Cash                                                           $          -   $         72
                                                                  -------------  -------------

       Total current assets                                                  -             72
                                                                  -------------  -------------

       Total assets                                               $          -   $         72
                                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                 $          7   $     28,343
   Accounts payable                                                    356,477        356,477
   Accrued expenses                                                    288,177        560,116
   Interest payable                                                      9,157          7,243
   Note Payable- Current                                                28,343              -
   Note payable - related party                                        450,465        494,320
                                                                  -------------  -------------

       Total current and total liabilities                           1,132,626       1,446,499
                                                                  -------------  -------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
       authorized, 51,820,458 shares issued and outstanding             51,820         19,120
   Additional paid-in capital                                        4,639,080      4,121,063
   Deficit accumulated during the exploration stage                 (5,823,526)    (5,250,133)
                                                                  -------------  -------------

       Total Stockholders' Equity                                   (1,132,626)    (1,109,950)
                                                                  -------------  -------------

       Total liabilities and stockholders' equity                 $           -  $         594
                                                                  =============  =============


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations

                                           Cumulative
                                           During the
                                           Exploration
                                           Stage               For the Three Months Ended       For the Nine Months Ended
                                          September 30,               September 30,                     September 30,
                                              2005               2005              2004              2005               2004
                                        ----------------   ---------------   -------------    ---------------   -----------------
Revenue
Operating Costs and Expenses
  Operating and
  administrative expenses               $     5,675,551    $       76,734    $     75,589     $      235,003    $        217,776
   Depreciation expense                           5,562                 -               -                  -                   -
   Amortization expense                          16,500                 -               -                  -                   -
                                        ----------------   ---------------   -------------    ---------------   -----------------

   Total operating costs and
   expenses                                 (5,697,613)          (76,734)        (75,589)          (235,003)         (217,776)

Non-operating Income
   Dividend income                                1,212                 -               -                  -                   -
   Gain on cancellation of
contracts                                        90,604                 -               -                  -                   -
   Loss on disposal of assets                  (59,641)                 -               -                  -                   -
                                        ----------------   ---------------   -------------    ---------------   -----------------

       Total non-operating income                32,175                 -               -                  -                   -
                                        ----------------   ---------------   -------------    ---------------   -----------------

Interest expense
                                              (167,089)             (638)           (638)            (1,914)             (1,914)
Net loss before income taxes                (5,832,527)          (77,372)        (76,227)          (236,917)           (219,690)
                                        ----------------   ---------------   -------------    ---------------   -----------------

Provision for income taxes                            -                 -               -                  -                   -
                                        ----------------   ---------------   -------------    ---------------   -----------------

      Net loss                          $   (5,826,772)    $     (77,372)    $   (76,227)     $    (236,917)    $      (219,690)
                                        ================   ===============   =============    ===============   =================

Loss per common share - basic           $                  $                 $                $                 $
                                        ================   ===============   =============    ===============   =================

Weighted average common shares -
basic                                   $                  $   51,820,458    $ 19,120,458     $   51,820,458    $     19,120,458
                                        ================   ===============   =============    ===============   =================


   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                               Cumulative
                                               During the
                                               Exploration
                                               Stage                For the Nine Months Ended
                                               September 30,             September 30,
                                                   2005              2005             2004
                                            -----------------    ------------   --------------
Cash Flows from Operating Activities
Net loss                                    $     (5,823,527)    $  (236,917)   $    (219,690)
Adjustment to reconcile net loss to
net cash used in operating activities:
    Amortization and depreciation
    expense                                           22,062               -                -
    Deferred compensation expense                     400,00               -                -
    Gain on cancellation of
    amortization                                    (16,500)               -                -
    Loss on disposal of assets                        59,641               -                -
    Decrease in deposits                              14,925               -                -
    Decrease in prepaid expense                      796,250               -                -
    Increase (decrease) in
    accounts    payable                              421,046               -                -
    Increase (decrease) in related
    party payable                                    512,007        (41,558)                -
    Increase (decrease) in wages
    payable                                          278,191       (188,773)                -
    Increase in interest payable                     167,415           1,914            1,914
    Increase in accrued expense                       80,384        (85,462)          181,000
    Expenses paid by issuance of
    common stock subscribed                           45,000               -                -
    Expenses paid by issuance of
    common stock                                   1,125,378               -                -
                                            -----------------    ------------   --------------
    Net Cash used in operating                   (1,917,728)       (550,796)         (36,776)
    activities
                                            -----------------    ------------   --------------

Cash Flow from Investing Activities
Deposits paid                                       (14,925)               -                -
Purchase of fixed assets                            (65,203)               -                -
                                            -----------------    ------------   --------------
     Net cash used in investing                     (80,128)               -                -
activities
                                            -----------------    ------------   --------------

Cash Flow from Financing Activities
-----------------------------------
Proceeds received from issuance of
stock                                              1,005,352         550,717                -
Proceeds received from officer
advances                                             129,377               -           35,286
Proceeds from bank overdraft                          30,591               7              896
Payment on bank overdraft                            (9,915)               -                -
Payment of officers advances                         (5,474)               -                -
Payment on line of credit                           (22,574)               -                -
Proceeds received from line of credit                870,499               -                -
                                            -----------------    ------------   --------------
    Net cash provided by financing                 1,997,856         550,724           36,182
    activities
                                            -----------------    ------------   --------------

   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows


                                               Cumulative
                                               During the
                                               Exploration
                                               Stage              For the Three Months Ended     For the Nine Months Ended
                                               September 30,             September 30,                  September 30,
                                                    2005              2005          2004            2005         2004
                                               --------------    -------------  ------------    -----------  -------------
  Net increase in cash                                     -             (33)         (392)           (72)          (594)

  Cash and cash equivalents at
  (Inception) September 30, 2005 and 2004                  -              33           392             72            594

  Cash and cash equivalents at September
  30, 2005 and 2004                            $          -      $         -    $        -     $        -    $         -
                                               ==============    =============  ============   ============  =============


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

   The deferred tax asset and the valuation account is as follows at September 30, 2005 and 2004:


                                           September 30,       September 30,
                                               2005                2004
                                        ------------------  ------------------
       Deferred tax asset:
       Deferred noncurrent tax asset    $       1,979,999   $       1,860,623
       Valuation allowance                     (1,979,999)         (1,860,623)
                                        ------------------  ------------------
       Total                                            -                   -
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

                                                      September 30,
                                         --------------------------------------
                                                2005                2004
                                         ------------------  ------------------
  Basic Earnings Per Share
     Income (Loss) (numerator)           $        (236,917)  $        (213,690)
     Shares (denominator)                       51,820,458          19,120,458
                                         ------------------  ------------------
                                         $            (.00)            $  (.01)
                                         ==================  ==================

  Fully Diluted Earnings Per Share       $        (236,917)  $        (213,690)
     Income (Loss) (numerator)                  51,417,512          19,819,759
                                         ------------------  ------------------
     Shares (denominator)                $            (.00)            $  (.01)
                                         ==================  ==================


NOTE 2 - New Technical Pronouncements

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

  In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial statements.


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


                                    September 30    December 31,
                                        2005            2004
                                   --------------  --------------

                Net loss:
                As reported        $    (236,917)  $     413,190
                Pro forma          $    (238,339)  $     415,504

                Loss per share:
                As reported        $           -   $           -
                Pro forma          $           -   $           -

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

NOTE 4 - Related Party Transactions

  During the years ended December 31, 2004, and 2003, the Company charged $38285, and $37,500 respectively, to consulting expense, and $0 and $80,000, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $450,465 at December 31, 2004, and 2003, respectively.

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

  During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year. During the first quarter of 2005, the President accrued in wages payable $66,000.

  During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

  During the three month ending March 31, 2005, the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

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

  The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of September 30, 2005 is $28,343. Related interest of $9,157 has also been accrued by the Company.

Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended September 30, 2005.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

Nine Months Ended September 30, 2005 versus 2004

Operating expenses for the period increased to $235,003 in 2005 compared to $217,776 for the comparable period in 2004. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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


                                       ANGLOTAJIK MINERALS INC.


November 23, 2005                      /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer