Form 10KSB
period 2005-12-31
ANGLOTAJIK MINERALS INC
filed 2006-04-20
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


             [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2005

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

        15760 Ventura Blvd., Suite 700, Encino, California (818) 325.3848
 ------------------------------------------------------------------------------
           Address and telephone number of principal executive offices

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

Issued and outstanding as of December 31, 2005: 51,820,458 shares common stock, $0.001 par value

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

     We have opened an interim office in Dushanbe, Tajikistan, that will serve as our local base for our operations in Tajikistan and provide working space for our three employees there. Our president, Mr. Markin, has advanced the occupancy costs through December 31, 2005.

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

 WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

     Our independent auditor's report for the year ended December 31, 2005 expresses substantial doubt about our ability to continue as a going concern. Inasmuch as we are in the exploration stage and do not know when, if ever, we will generate revenues from operations, unless we raise additional capital or obtain some other source of funding, we will have to discontinue operations which could result in a loss on your investment.


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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES.

     As of December 31, 2005, approximately 281,881,035 shares of our common stock were authorized but unissued including 699,301 reserved for the possible exercise of options. These shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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


ITEM 3.  LEGAL PROCEEDINGS.

     Merrill Lynch Canada Inc. ("Merrill Lynch") filed suit against the Company on June 26, 2001, seeking damages in connection with an alleged dispute related to the sale of restricted shares of the Company's common stock to Merrill Lynch by a non-affiliate stockholder. The case is captioned "Merrill Lynch vs. Digitial Video Display Technology, and others" and is identified as Action No.

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

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We have one class of equity security designated as common stock, $.001 par value, of which on March 31,2005 51,820,458 shares were outstanding among 68 shareholders of record plus an unknown number of street name holders. Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") using the symbol "AJKM.OB".

     Following is a chart of the approximate high and low bid prices for our shares during the indicated periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended             High Bid        Low Bid
--------------------      --------        -------


March 31, 2004              $0.40          $0.25
June 30, 2004               $0.44          $0.08
September 30, 2004          $0.11          $0.04
December 31, 2004           $0.07          $0.02

March 31, 2005              $0.02          $0.01
June 30, 2005               $0.02          $0.01
September 30, 2005          $0.01          $0.01
December 31, 2005           $0.01          $0.01


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

     We have suspended our proposed activities in mineral exploration in the Republic of Tajikistan because of our inability to secure funding, and are currently exploring other business opportunities. Our ability to resume mineral exploration, or to acquire or start another business, will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain."

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

December 31, 2005 versus 2004

Operating expenses for the period decreased to $331,088 in 2005 compared to $413,191 for the comparable period in 2004. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

ITEM 7.  FINANCIAL STATEMENTS.




                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                           December 31, 2005 and 2004





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

   Statements of Cash Flows......................................9

   Notes to the Financial Statements............................11

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Anglotajik Minerals, Inc.

We have audited the accompanying balance sheets of Anglotajik Minerals, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anglotajik Minerals, Inc. as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended in conformity with standards of the Public Company Accounting Oversight Board (United States).

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



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2006

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets


                                                            December 31,       December 31,
                            ASSETS                             2005                2004
                                                          ---------------     --------------
Current Assets
   Cash                                                   $            -      $          72
                                                          ---------------     --------------
       Total Current Assets                                            -                 72
                                                          ---------------     --------------

       Total Assets                                       $            -      $          72
                                                          ===============     ==============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank Overdraft                                         $            8      $       28,343
   Accounts Payable                                              356,477             356,477
   Accrued Expenses                                              381,711             560,116
   Interest Payable                                                9,795               7,243
   Note Payable - Current                                         28,343                   -
   Note Payable - Related Party                                  450,465             494,320
                                                          ---------------      --------------

       Total Current and Total Liabilities                     1,226,799           1,446,499
                                                          ---------------      --------------

Stockholders' Deficit
   Common Stock, $.001 Par Value, 300,000,000 Shares
     Authorized; 51,820,458 Shares Issued and
     Outstanding at December 31, 2005 and 2004                    51,820              19,120
   Additional Paid-In Capital                                  4,639,080           4,121,063
   Deficit Accumulated During the Development                 (5,917,698)         (5,586,610)
                                                          ---------------     ---------------

       Total Stockholders' Equity                             (1,226,798)         (1,446,427)
                                                          ---------------     ---------------

       Total Liabilities and Stockholders' Equity         $            -      $          72
                                                          ===============     ==============




   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations



                                                  Cumulative
                                                  During the             For the Years Ended
                                               Exploration Stage   --------------------------------
                                                 December 31,        December 31,     December 31,
                                                     2005                2005              2004
                                              -------------------  ---------------  ----------------
       Revenue
       Operating Costs and Expenses
         Operating and
           administrative expenses            $     5,760,084        $     328,536    $     410,639
         Depreciation expense                           5,562                    -                -
         Amortization expense                          16,500                    -                -
                                                --------------       --------------   --------------
         Total operating costs and
           expenses                                 5,782,146              328,536          410,639

       Non-operating Income
          Dividend income                               1,212                    -                -
          Gain on cancellation of
       contracts                                       90,604                    -                -
          Loss on disposal of assets                  (59,641)                   -                -
                                                --------------       --------------   --------------
              Total non-operating income               32,175                    -                -

       Interest expense
                                                     (167,727)              (2,552)          (2,551)
       Net loss before income taxes                (5,917,698)            (331,088)        (413,190)

       Provision for income taxes                           -                    -                -

             Net loss                           $  (5,917,698)       $    (331,088)   $    (413,190)
                                                ==============       ==============   ==============

       Loss per common share - basic            $                    $       (0.01)   $       (0.02)
                                                ==============       ==============   ==============

       Weighted average common shares -
       basic                                                            51,820,458       19,120,458
                                                ==============       ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005

                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Issuance of shares to
 Company's officers and directors
 for cash in August 1997                1,469   $        2                -    $        -    $      9,999    $           -

Net loss for the year ended
   December 31, 1997                        -            -                -             -               -             (998)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance December 31, 1997               1,469            2                -             -           9,999             (998)

Shares issued for cash at
 $135.81 per share less
 $5,365 issuance cost                   1,469            1                -             -         194,634                 -

Shares issued for distribution
 rights at $136.05 per share              147            -                -             -          20,000                 -

Net loss for the year ended
 December 31, 1998                          -            -                -             -               -          (34,513)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance December 31, 1998               3,084            3                -             -         224,633          (35,511)


Cancellation of shares                 (1,615)           2                -             -         (19,998)               -

Shares issued for patent
 rights at $142.86 per share              140            -                -             -          20,000                -

Shares issued for services
 at $147.06 per share                      17            -                -             -           2,500                -

Net loss for the year ended
 December 31, 1999                          -            -                -             -               -         (806,793)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 1999              1,626            1                -             -         227,135         (842,304)

Shares issued for services
 at $14,920.60 per share                    5            -                -             -          74,603                -

Cancellation of shares for
 patent rights                           (140)           -                -             -         (20,000)               -

Shares issued for services
 at $10,500.00 per share                    7            -                -             -          73,500                -

Net loss for the year ended
 December 31, 2000                          -            -                -             -               -       (1,305,397)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2000              1,498            1                -             -         355,238       (2,147,701)



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005

                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Shares issued to retire
 accounts payable at $100.10
 per share                              2,098   $        2             -   $         -   $     209,998    $           -

Shares issued to retire
 accounts payable for $1.52
 per share                            419,580          420                -             -         637,505                -

Shares issued for services
 at $46.48 per share                   13,986           14                -             -         649,986                -

Deferred compensation for
 issuance of 13,986 options                 -            -                -      (400,000)        400,000                -

Deferred compensation expense               -            -                -        20,000               -                -

Net loss for the year ended
 December 31, 2001                          -            -                -             -               -         (867,521)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2001            437,162          437                -      (380,000)      2,252,727       (3,015,222)

Shares issued for services
 at $3.58 per share                    20,979           21                -        74,979               -                -

Shares issued for mining
 rights at $3.58 per share             27,972           28                -        99,972               -                -

Shares issued for cash
 at $17.88 per share                   13,986           14                -       249,986               -                -

Shares issued for services
 at $11.44 per share                   27,972           28                -       319,972               -                -

Shares issued for mining
 rights at $3.58 per share            111,888          112                -       399,888               -                -

Shares issued for services at
 $11.44 per share                      27,972           28                -       319,972               -                -

Share subscribed to relieve
 liabilities and services
 at $1.00 per share                         -            -           88,000             -               -                -


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005


                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------

Deferred compensation cost                  -   $        -                -   $   100,000   $           -   $            -

Net loss for the year ended
 December 31, 2002                          -            -                -             -               -         (772,010)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2002            667,932          668           88,000      (280,000)      3,717,496       (3,787,232)


Shares issued to relieve
 common stock subscribed                7,692            8          (88,000)            -          87,992                -

Cancellation of shares for
 mining rights                       (139,860)        (140)               -             -        (499,860)               -

Shares issued for relief of
 accrued expenses at $4.83
 per share                              2,797            3                -             -          13,497                -


Shares issued to relieve
 payables at $7.15 per share           13,986           14                -             -          99,986                -

Shares issued to an officer
 to relieve officer advances
 at $0.35 per share                   286,713          286                -             -          99,714                -

Shares issued to an officer
 for services at $0.36 per share      279,721          280                -             -          99,720                -

Shares issued to relieve
 interest payables at $0.009
 per share                         16,999,984       17,000                -             -         133,519                -

Shares issued for services
 at $0.37 per share                 1,000,000        1,000                -             -         369,000                -

Rounding due to 1:43 reverse
 split and a 2:1 forward split          1,493            1                -             -               -                -


Deferred compensation cost                  -            -                -       280,000               -                -


Net loss for the year ended
  December 31, 2003                         -            -                -             -               -       (1,386,188)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2003         19,120,458       19,120                -             -       4,121,063       (5,173,420)



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005


                                                                                                             Accumulated
                                                Common Stock                                  Additional    Deficit During
                                  ------------------------------------------    Deferred       Paid In       Exploration
                                      Shares       Amount       Subscribed    Compensation     Capital           Stage
                                  ------------  -----------  ---------------  ------------  --------------  ---------------


Net loss for the year ended
 December 31, 2004                          -   $        -                -   $         -   $           -   $     (413,190)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2004         19,120,458       19,120                -             -       4,121,063       (5,586,610)


Shares issued for services
 at $0.009 per share                3,916,434        3,916                -             -          30,369                -

Shares issued for services
 at $0.009 per share                3,916,434        3,916                -             -          31,320                -

Shares issued to an officer
 to relieve officer advances,
 and services at $0.017 per
 share                             24,867,132       24,867                -             -         456,328                -


Net loss for the year ended
 December 31, 2005                          -            -                -             -               -         (332,479)
                                  ------------  -----------  ---------------  ------------  --------------  ---------------
Balance, December 31, 2005         51,820,458       51,820                -             -       4,639,080       (5,919,089)



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows

                                                              Cumulative
                                                              During the             For the Years Ended
                                                           Exploration Stage   -----------------------------
                                                             December 31,        December 31,   December 31,
                                                                 2005                2005           2004
                                                           ------------------  --------------  -------------
           Cash Flows from Operating Activities
           Net loss                                          $  (5,917,698)    $    (331,088)  $   (413,190)
           Adjustment to reconcile net loss to
           net cash used in operating activities:
               Amortization and depreciation
               expense                                              22,062                 -              -
               Deferred compensation expense                       400,000                 -              -
               Gain on cancellation of
               amortization                                       (16,500)                 -              -
               Loss on disposal of assets                           59,641                 -              -
               Decrease in deposits                                 14,925                 -              -
               Decrease in prepaid expense                         796,250                 -              -
               Increase (decrease) in
               accounts    payable                                 421,046                 -         (3,629)
               Increase (decrease) in related
               party payable                                       553,565                 -              -
               Increase (decrease) in wages
               payable                                             357,192          (109,772)       252,000
               Increase in interest payable                        168,053             2,552          2,551
               Increase in accrued expense                          95,705           (79,462)       124,961
               Expenses paid by issuance of
               common stock subscribed                              45,000                 -              -
               Expenses paid by issuance of
               common stock                                      1,158,078            32,700              -
                                                           ------------------  --------------  -------------
               Net Cash used in operating                       (1,842,681)         (485,070)        37,307
               activities
                                                           ------------------  --------------  -------------

           Cash Flow from Investing Activities
           Deposits paid                                           (14,925)                -              -
           Purchase of fixed assets                                (65,203)                -              -
                                                           ------------------  --------------  -------------
                Net cash used in investing                         (80,128)                -              -
           activities
                                                           ------------------  --------------  -------------

           Cash Flow from Financing Activities
           -----------------------------------
           Proceeds received from issuance of
           stock                                                 1,523,369           518,017              -
           Proceeds received from officer
           advances                                                 89,862           (33,027)        36,785
           Proceeds from bank overdraft                             30,591                 8              -
           Payment on bank overdraft                                (9,915)                -              -
           Payment of officers advances                             (5,474)                -              -
           Payment on line of credit                               (22,574)                -              -
           Proceeds received from line of credit                   870,499                 -              -
                                                           ------------------  --------------  -------------
               Net cash provided by financing                    2,476,358           484,998         36,785
               activities
                                                           ------------------  --------------  -------------


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows


                                                              Cumulative
                                                              During the             For the Years Ended
                                                           Exploration Stage   -----------------------------
                                                             December 31,        December 31,   December 31,
                                                                 2005                2005           2004
                                                           ------------------  --------------  -------------

           Net increase in cash                                    553,549               (72)          (522)

           Cash and cash equivalents at
           (Inception) December 31, 2005 and 2004                        -                72            594

           Cash and cash equivalents at December
           31, 2005 and 2004                                $        553,549    $          -    $        72
                                                           ==================  ==============  =============




During the years ended December 31, 2005 and 2004, no amounts were paid for either interest or income taxes.

On October 13, 2003, the company issued 1,000,000 common shares for legal services valued at $370,000.

In August 2003 the company issued 16,999,984 common shares to shareholders in exchange for interest payable of $150,519.

In July 2003 the Company issued 286,713 common shares to the President to relieve an advance of $48,773 and set up a receivable of $51,227. Also in July2003 a $100,000 signing bonus was paid via the issuance of 279,720 common shares.

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

During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

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

   b.Cash and Cash Equivalents

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2005, and 2004, the Company held no cash equivalents.

   c.Fair Value of Financial Instruments

   Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

   d.Provision for Income Taxes

   No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.1 million that can be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

   The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                        December 31,
                                           ----------------------------------
                                                  2005              2004
                                           ----------------  ----------------
        Deferred tax asset:
        Deferred noncurrent tax asset      $     2,012,017   $     1,899,447
        Valuation allowance                     (2,012,017)       (1,899,447)
                                           ----------------  ----------------
        Total                                            -                 -
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

                                                 December 31,
                                      --------------------------------
                                            2005            2004
                                      ----------------  --------------
  Basic Earnings Per Share            $      (331,088)  $    (413,190)
     Income (Loss) (numerator)             51,820,458      19,120,458
                                      ----------------  --------------
     Shares (denominator)             $          (.01)  $        (.02)
                                      ================  ==============

  Fully Diluted Earnings Per Share    $      (331,088)  $    (413,190)
     Income (Loss) (numerator)             51,417,512      19,819,759
                                      ----------------  --------------
     Shares (denominator)             $          (.01)  $        (.02)
                                      ================  ==============

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


                                                       December 31,
                                                   2005           2004
                                              --------------  -------------
        Net loss:
                            As reported       $     331,088    $   413,190
                            Pro forma         $     331,088    $   415,504
        Loss per share:
                               As reported    $         .02    $       .02
                           Pro forma          $         .02    $       .02

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

NOTE 4 - Related Party Transactions

   During the years ended December 31, 2005, and 2004, the Company charged $0 and $38,285, respectively, to consulting expense rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $450,465 at December 31, 2005, and 2004. The Company's president has an accrued wages balance of $279,328 at December 31, 2005.

   The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $10,828 at December 31, 2005.

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


NOTE 6 - Commitments and Contingencies

   There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at December 31, 2005, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

   Merrill Lynch Canada Inc. has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

   The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of December 31, 2005 is $28,343. Related interest of $9,795 has also been accrued by the Company.

                                    PART III

Item 8  -

Item 9  -  Management's Discussion and Analysis or Plan of Operation


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

Item 8B. Other Information

     There were no events reportable under this item.


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

Audit Committee Financial Expert and Code of Ethics

     During the fiscal year ended December 31, 2003 we underwent a management reorganization. Currently, our President, Matthew Markin, serves as Chief Executive Officer, Chief Financial Officer, principal accounting officer, and Chairman of the Audit Committee. We have not appointed an independent director to serve on the Audit Committee who is a "financial expert" as defined by
Section 407 of the Sarbanes-Oxley Act of 2002 and implementing rules promulgated by the SEC, but expect to do so before the end of our fiscal year ended December 31, 2006. We have not yet adopted a code of ethics pursuant to Section 496 of the Sarbane-Oxley Act, but expect to do so during the current fiscal year.

Item 10. Executive Compensation

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------

                                  2005       277,000(1)        0          0              0
Matthew Markin                 ----------- ------------ ---------- ------------  -------------
President, CEO                    2004       120,000(1)        0          0              0
                               ----------- ------------ ---------- ------------  -------------
                                  2003       120,000(1)        0    100,000(2)     699,301(3)

------------------------------ ----------- ------------ ---------- ------------  -------------

Randy Miller                      2003        68,100(4)        0          0              0
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

============================================================================================================
                                                                                 AMOUNT AND
                                                                                 NATURE OF
                     NAME AND ADDRESS OF                                         BENEFICIAL        PERCENT
TITLE OF CLASS        BENEFICIAL OWNER               POSITION                    OWNERSHIP         OF CLASS
------------------------------------------------------------------------------------------------------------

Common Stock        Matthew Markin               President, Chief Executive     1,265,735(1)         6.4%
$.001 par value     15760 Ventura Blvd.          Officer, Acting Chief           (direct)
                    Suite 700                    Financial Officer, Director
                    Encino, CA  91436

Common Stock       Randy Miller                                                  1,006,994(2)        5.4%
$.001 par value    8 Gaucho Drive                                                 (direct)
                   Rolling Hills Estates
                   CA 90274

Common Stock       Weir & Foulds LLP                                             1,000,000(3)        5.0%
$.001 par value    c/o Wayne Egan                                                 (direct)
                   Barrister & Solicitor
                   130 King St. West Ste 1600
                   Toronto, ON M5X 1J5 CANADA
-------------------------------------------------------------------------------------------------------------
Common Stock       Officers and Directors                                        1,265,735           6.4%
$.001 par value        as a Group
-------------------------------------------------------------------------------------------------------------

(1)  Ownership includes options to purchase 699,301 shares at $.21 through July
     2011.
(2)  Ownership includes options to purchase 1,000,000 restricted shares at $.10 per share through September 15, 2006. Mr. Miller is a former executive officer and director of the Company.
(3)  Issued in payment for legal services to us in connection with our exploration operations in Tajikistan.
=============================================================================================================


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



ITEM 13. EXHIBITS AND REOPRTS ON FORM 8-K.

Exhibits

   Ex. No.        Description
   -------        -----------

    31.1          Certification of CEO / CFO
    32.1          Certification of CEO / CFO
   -------

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Chisholm, Bierwolf & Nilson, LLC for the fiscal years ended December 31, 2005 and 2004. We paid fees to our accountants as indicated in the following table:


                                        Year ended December 31,
                                         2005             2004
                                     ------------    --------------

Audit and Quarterly Review Fees      $    14,090     $      12,726
Audit-related Fees                             0                 0
Tax Fees                                       0                 0
All Other Fees                                 0                 0
                                     ============    ==============
                  Total Fees         $    14,090     $      12,726



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANGLOTAJIK MINERALS INC.

Dated: April 20, 2006                       /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Matthew Markin               President, Chief Executive       April 20, 2006
-----------------------      Officer, Acting Chief
                             Financial Officer, Secretary,
                             Principal Accounting Officer,
                             Sole Director