Form 10QSB
period 2006-03-31
ANGLOTAJIK MINERALS INC
filed 2006-05-17
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March, 2006

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


               15760 Ventura Blvd., Suite 700, Encino, California
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 ((818) 325-3848
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of March 31, 2006: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Anglotajik Minerals, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2006 and its results of operations and its cash flows for the three months ended March 31, 2006.








                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2006

                                   (Unaudited)

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets



                                                                     March 31,   December 31,
                             ASSETS                                    2006          2005
                                                                  -------------  -------------
                                                                   (Unaudited)
Current Assets
   Cash                                                           $         67   $          -
                                                                  -------------  -------------
Other Current Assets
   Advance to Stockholder                                                    2              -
                                                                  -------------  -------------

       Total current assets                                                 69              -
                                                                  -------------  -------------

       Total assets                                               $         69   $          -
                                                                  =============  =============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Bank overdraft                                                 $          -   $          8
   Accounts payable                                                    356,477        356,477
   Accrued expenses                                                    466,527        381,711
   Interest payable                                                     10,433          9,795
   Note Payable- Current                                                28,343         28,343
   Note payable - related party                                        450,465        450,465
                                                                  -------------  -------------

       Total current and total liabilities                           1,312,245      1,226,799
                                                                  -------------  -------------

Stockholders' Deficit
   Common stock, $.001 par value, 300,000,000 shares
       authorized, 51,820,458 shares issued and outstanding             51,820         51,820
   Additional paid-in capital                                        4,639,080      4,639,080
   Deficit accumulated during the exploration stage                 (6,003,076)    (5,917,699)
                                                                  -------------  -------------

       Total Stockholders' Equity                                   (1,312,176)    (1,226,799)
                                                                  -------------  -------------

       Total liabilities and stockholders' equity                 $         69   $          -
                                                                  =============  =============


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations

                                                                            Cumulative
                                                                            During the
                                                                            Exploration
                                          For the Three Months Ended           Stage
                                                    March 31,                 March 31,
                                              2006             2005             2006
                                        ---------------   -------------  ----------------
Revenue
Operating Costs and Expenses
  Operating and
  administrative expenses               $       84,739    $     86,199   $     5,844,824
   Depreciation expense                              -               -             5,562
   Amortization expense                              -               -            16,500
                                        ---------------   -------------  ----------------

   Total operating costs and
   expenses                                     84,739          86,199         5,866,886
                                        ---------------   -------------  ----------------

Loss from Operations                           (84,739)        (86,199)       (5,866,886)

Other income (expense)
   Dividend income                                   -               -             1,212
   Gain on cancellation of contracts                 -               -            90,604
   Loss on disposal of assets                        -               -           (59,641)
   Interest expense                               (638)           (638)         (168,365)
                                        ---------------   -------------  ----------------

       Total other income (expense)               (638)           (638)         (136,190)
                                        ---------------   -------------  ----------------

Net loss before income taxes                  (85,377)        (85,561)       (6,003,076)
                                        ---------------   -------------  ----------------

Provision for income taxes                           -               -                 -
                                        ---------------   -------------  ----------------

      Net loss                          $      (85,377)   $    (85,561)  $    (6,003,076)
                                        ===============   =============  ================

Loss per common share - basic           $            -    $          -
                                        ===============   =============

Weighted average common shares -
basic                                   $   51,820,458    $ 51,820,458
                                        ===============   =============


   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Cumulative During
                                                                                     the Exploration
                                                For the Three Month Ended                 Stage
                                                        March 31,                        March 31,
                                                2006                2005                   2006
                                            --------------      --------------      -------------------
Cash Flows from Operating Activities
Net loss                                 $       (85,377)    $       (86,199)    $         (6,003,076)
Adjustment to reconcile net loss to
net cash used in operating
activities:
    Amortization and depreciation
    expense                                             -                   -                   22,062
    Deferred compensation expense                       -                   -                  400,000
    Gain on cancellation of
    amortization                                        -                   -                 (16,500)
    Loss on disposal of assets                          -                   -                   59,641
    Decrease in deposits                                -                   -                   14,925
    Decrease in prepaid expense                         -                   -                  796,250
    Increase (decrease) in
    accounts    payable                                 -                   -                  421,046
    Increase (decrease) in related
    party payable                                       -            (38,278)                  553,565
    Increase (decrease) in wages
    payable                                        78,626           (320,773)                  435,818
    Increase in interest payable                      638                 638                  168,691
    Increase in accrued expense                     (530)           (106,154)                   90,540
    Expenses paid by issuance of
    common stock subscribed                             -                   -                   45,000
    Expenses paid by issuance of
    common stock                                        -                   -                1,158,078
                                            --------------      --------------      -------------------
    Net Cash used in operating                    (6,643)           (550,766)              (1,853,960)
    activities
                                            --------------      --------------      -------------------

Cash Flow from Investing Activities
Deposits paid                                           -                   -                 (14,925)
Purchase of fixed assets                                -                   -                 (65,203)
     Net cash used in investing
activities                                              -                   -                 (80,128)

Cash Flow from Financing Activities
Proceeds received from issuance of                      -             547,196                1,523,369
stock
Proceeds received from officer                      6,718               3,521                   99,824
advances
Proceeds from bank overdraft                            -                   -                   30,599
Payment on bank overdraft                             (8)                   -                  (9,923)
Payment of officers advances                            -                   -                  (5,474)
Payment on line of credit                               -                   -                 (22,574)
Proceeds received from line of credit                   -                   -                  870,499
    Net cash provided by                            6,710             550,717                2,486,320
    financing    activities
   Net increase in cash                                67                (49)                  552,232
                                            --------------      --------------      -------------------
Cash and cash equivalents at
(Inception) March  31, 2006 and
2005                                                  -                  72                        -

                                            --------------      --------------      -------------------
Cash and cash equivalents at March
31, 2006 and 2005                           $          67       $          24       $          552,232
                                            ==============      ==============      ===================


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


                                        1
NOTE 1 - Summary of Significant Accounting Policies

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

b.Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2006, and 2005, the Company held no cash equivalents.

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

The deferred tax asset and the valuation account is as follows at March 31, 2006 and 2005:

                                           March  31,         March 31,
                                              2006              2005
                                        ---------------  ----------------
     Deferred tax asset:
     Deferred noncurrent tax asset      $    2,041,046   $     1,928,755
     Valuation allowance                    (2,041,046)       (1,928,755)
                                        ---------------  ----------------
     Total                                           -                 -
                                        ================ ================


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

The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee warrants have been considered in the fully diluted earnings per share calculation in 2006 and 2005.

                                                      March  31,
                                                2006              2005
                                          ----------------  ----------------
  Basic Earnings Per Share                $       (85,377)  $       (86,199)
     Income (Loss) (numerator)                 51,820,458        50,718,211
                                          ----------------  ----------------
     Shares (denominator)                 $          (.00)  $          (.00)
                                          ================  ================

  Fully Diluted Earnings Per Share        $       (85,377)  $       (86,199)
     Income (Loss) (numerator)                 51,417,512        51,417,512
                                          ----------------  ----------------
     Shares (denominator)                 $            (0)  $            (0)
                                          ================  ================


NOTE 2 - New Technical Pronouncements

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

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

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

                                      March 31      December 31,
                                        2006            2005
                                  -------------    --------------
      Net loss:
          As reported             $    (85,377)    $   331,088
          Pro forma               $    (85,377)    $   331,088
          Loss per share:
          As reported             $          -     $       .02
          Pro forma               $          -     $       .02

The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4.67% for March 31, 2004 and December 31, 2003; dividend yield of 0.0% for March 31, 2004 and December 31, 2003; a volatility factor of 214% and 182% for March 31, 2004 and December 31, 2003 respectively, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, it would have increased deferred compensation by $579 for the period ended March 31, 2005 and $695 for the year ended December 31, 2005.

NOTE 4 - Related Party Transactions

During the three months ended March 31, 2006, and 2005, the Company charged $1,746, and $4,105 respectively, to accounting and legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $450,465 at March 31, 2006, and 2005, respectively.

The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $17,548 at March 31, 2006.

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

During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3rd and 4th quarter of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year. During the first quarter of 2006, the President accrued in wages payable $72,500.

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


NOTE 6 - Commitments and Contingencies

There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at March 31, 2006 cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position.

Merrill Lynch Canada Inc., has filed suit against the Company regarding a dispute related to the sale of its restricted common stock by an unrelated third party to Merrill Lynch. At this time the Company does not know if it will sustain a loss, or the amount of the loss.

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of March 31, 2006 is $28,343. Related interest of $10,433 has also been accrued by the Company.

Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the three month period ended March 31, 2006.

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

March 31, 2006 versus 2005

     Operating expenses for the period decreased slightly to $84,729 in 2006 compared to $86,199 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.


Item 3 - Controls and Procedures

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


                                       ANGLOTAJIK MINERALS INC.


May 17, 2006                       /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer