Form 10QSB
period 2006-06-30
ANGLOTAJIK MINERALS INC
filed 2006-08-17
CIK 1080360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE EXCHANGE ACT
For the transition period from ________ to __________

Commission file number: 000-28481

                            INTERCONTINENTAL RESOURCES, INC.
(Exact name of small business as specified in its charter)

NEVADA	86-0891931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

            15760 Ventura Blvd., Suite 700, Encino, California
(Address of principal executive offices)

                                        (818) 325-3848
(Issuer's telephone number)

                                       ANGLOTAJIK MINERALS, INC.
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

Issued and outstanding as of June 30, 2006: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

The accompanying unaudited financial statements of Intercontinental Resources Inc., formerly known as Anglotajik Minerals, Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2006 and its results of operations and its cash flows for the six months ended June 30, 2006.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Balance Sheets

	June 30,	December 31
ASSETS	2006 (Unaudited)	2005
Current Assets
Cash	$296	$-

Other Current Assets
Advance to stockholder	2	-

Total current assets	298	-

Total assets	298	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$8
Accounts payable	-	356,477
Accrued expenses	557,012	381,711
Interest payable	11,071	9,795
Note payable – current	28,343	28,343
Note payable - related party	-	450,465

Total current and total liabilities	596,426	1,226,799

Commitments and contingencies	-	-

Stockholders’ Deficit
Common Stock, $.001 Par Value, 300,000,000 Shares Authorized; 51,820,458 Shares Issued and Outstanding, respectively	51,820	51,820
Additional paid-in capital	5,089,545	4,639,080
Deficit accumulated during development stage	(5,737,493)	(5,917,699)

Total Stockholders’ Equity	(596,128)	(1,226,799)

Total liabilities and stockholders’ equity	$298	$-

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Statements of Operations
(Unaudited)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,		Cumulative During the Development Stage June 30,
	2006	2005	2006	2005	2006
Revenue
Operating costs and expenses
Operating and administrative expenses	$90,256	$76,999	$174,995	$158,270	$5,935,080
Depreciation expense	-	-	-	-	5,562
Amortization expense	-	-	-	-	16,500

Total operating costs and expenses	90,256	76,999	174,995	158,270	5,957,142

Loss from operations	(90,256)	(76,999)	(174,995)	(158,270)	(5,957,142)

Other income (expense)
Dividend income	-	-	-	-	1,212
Gain on cancellation of accounts payable	356,477	-	356,477	-	447,081
Loss on disposal of assets	-	-	-	-	(59,641)
Interest expense	(638)	(638)	(1,276)	(1,276)	(169,003)

Total other income (expense)	355,839	(638)	355,201	(1,276)	219,649
Net loss before income taxes	265,583	(77,637)	180,206	(159,546)	(5,737,493)

Provision for income taxes	-	-	-	-	-

Net income (loss)	265,583	(77,637)	$180,206	$(159,541)	$(5,737,493)

Loss per common share - basic	$-	$-	$-	$-

Weighted average common shares - basic	$38,683,027	$29,900,678	$38,683,027	$29,900,678

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Statements of Cash Flows
(Unaudited)

	For the Six Month Ended June 30,		Cumulative During the Exploration Stage June 30,
	2006	2005	2006
Cash Flows from Operating Activities
Net income (loss)	$180,206	$(159,546)	$(5,737,493)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	-	-	22,062
Deferred compensation expense	-	-	400,000
Gain on cancellation of amortization	-	-	(16,500)
Loss on disposal of assets	-	-	59,641
Decrease in deposits	-	-	14,925
Decrease in prepaid expense	-	-	796,250
(Increase) advance to shareholder	(2)		(2)
(Increase) from bank overdraft	(8)		(8)
Increase (decrease) in accounts payable	(356,477)	-	64,569
Increase (decrease) in related party payable		(43,230)	553,565
Increase (decrease) in wages payable	157,252	(254,771)	514,444
Increase in interest payable	1,276	1,276	169,329
Increase in accrued expense	18,049	(94,551)	94,360
Expenses paid by issuance of common stock subscribed	-	-	45,000
Expenses paid by issuance of common stock	-	-	1,158,078
Net Cash used in operating activities	296	(550,822)	(1,861,780)

Cash Flow from Investing Activities
Deposits paid	-	-	(14,925)
Purchase of fixed assets	-	-	(65,203)
Net cash used in investing activities	-	-	(80,128)

Cash Flow from Financing Activities
Proceeds received from issuance of stock	-	550,717	1,523,369
Proceeds received from officer advances	-	-	107,333
Proceeds from bank overdraft	-	33	30,599
Payment on bank overdraft	-	-	(9,923)
Payment of officers advances	-	-	(5,474)
Payment on line of credit	-	-	(22,574)
Proceeds received from line of credit	-	-	870,499
Net cash provided by financing activities	-	550,750	2,493,829
Net increase in cash	$296	$(72)	$551,921

Cash and cash equivalents at (Inception) June 30, 2006 and 2005	-	72	-

Cash and cash equivalents at June 30, 2006 and 2005	$296	$-	$551,921

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

During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $ 34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company’s debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

In May of 2006, the board of directors put into effect a name change. Anglotajik Minerals, Inc name has been changed to Intercontinental Resources, Inc. The Company suspended its proposed activities in the Republic of Tajikistan thus decided to disassociate the Company from Tajikistan. The new symbol is ICNR.

Due to the subsequent event on July 25, 2006, an opinion letter from Michael S. Krome, Esq., regarding the Company’s liabilities, Mr. Krome stated under California Law, the Statute of Limitation requires any action for due to breach of contract and for the collection of money due to a potential plaintiff is limited to four (4) years, therefore, the liabilities are un-collectable against the Company. In conjunction, on July 24, 2006, the President Matthew Markin, wrote an affidavit stating since May 24, 2003 the Company has never been contacted by anyone on the list of payables or by anyone regarding any of the lawsuits the Company still has pending. In accordance with APB 26, paragraph 20, footnote 1, the uncollected liability has been charged to other income.

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)
Notes to the Financial Statements

NOTE 1 - Summary of Significant Accounting Policies

a. Organization

Intercontinental Resources, Inc, formerly known as Anglotajik Minerals, Inc., (the "Company") was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999 the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. With new management in the middle of 2003 the Company again changed its name to Anglotajik Minerals, Inc. The Company was considered to be in the exploration stage as its operations principally involve research and exploration, market analysis, and other business planning activities, and no revenue has been generated from its business activities. The Company has suspended proposed activities in mineral exploration in the Republic of Tajikistan, thus the Company again changed its name to Intercontinental Resources, Inc in May of 2006.

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

b. Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2006, and 2005, the Company held no cash equivalents.

c. Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

d. Provision for Income taxes (unaudited)

No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.2 million that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

The deferred tax asset and the valuation account is as follows at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Deferred Tax Asset:
Deferred noncurrent tax asset Valuation Allowance	$1,950,748 (1,950,758)	$1,953,693 (1,953,693)
TOTAL	-	-

e. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

f. Earning (loss) per share (unaudited)

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

Basic Earnings Per Share:	June 30, 2006	June 30, 2005

Income (Loss) (numerator)	$180,206	$(159,456)
Shares (denominator)	51,820,458	50,820,458
	$.00	$(.00)

Fully Diluted Earnings Per Share:

Income (Loss) (numerator)	$180,206	$(159,456)
Shares (denominator)	51,820,458	50,820,458
	$.00	$(.00)

NOTE 2 - New Technical Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB No. 20, Accounting Changes and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS – AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS – AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.

NOTE 3 - Stock Options

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) outlined in SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted by SFAS 123, the Company continues to apply the provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock issued to Employees” and related interpretations in accounting for the Company’s stock option plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company’s stock at the date of the grant, over the amount an employee must pay to acquire the stock.

No compensation cost has been recognized during the period ended June 30, 2006. Deferred compensation is recorded only when the market price exceeds the option price at the grant date. Compensation is recorded using the straight-line method over the vesting period.

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

In September 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. The Company did not accrue any deferred compensation costs, as the option price was greater that the market price on the date of grant. The option expires in July 2011. Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant date for awards under those plans consistent with the method of FASB Statement 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	June 30, 2006	December 31, 2005
Net Income (loss):
As Reported	$180,206	$(331,088)
Pro Forma	$180,206	$(331,088)

Loss per share:
As Reported	$.00	$.02
Pro Forma	$.00	$.02

The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4.67% for March 31, 2004 and December 31, 2003; dividend yield of 0.0% for March 31, 2004 and December 31, 2003; a volatility factor of 214% and 182% for March 31, 2004 and December 31, 2003 respectively, and an expected life of 8 years. The fair value of the stock options granted in July 2003 is $0.01 per share. If the Company had recognized deferred compensation cost based on the fair value method, the deferred compensation would be $0 for the period ended June 30, 2006 and $695 for the year ended December 31, 2005.

NOTE 4 - Related Party Transactions

During the six months ended June 30, 2006, and 2005, the Company charged $2,777, and $4,710 respectively, to accounting and legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $0 and $450,465 at June 30, 2006, and 2005, respectively. Due to the opinion letter from Michael S. Krome, Esq. and Affidavit from Matthew Markin, President of Intercontinental Resources, Inc., formerly known as Anglotajik Mineral, Inc., the Company has termed the payables as un-collectable.

The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $25,057 at June 30, 2006.

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

During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to a Director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President via the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for 3 rd and 4 th quarter of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year. During the first quarter of 2006, the President accrued in wages payable $72,500.

During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

During the three month ending March 31, 2005, the company issued 24,867,132 restricted common shares in lieu of the company’s debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

NOTE 5 - Stockholders’ Equity

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

During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $ 34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company’s debts to the President of $386,773 for wages payable, $47,375.66 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195 of which $58,454 of the debt was forgiven.

NOTE 6 - Commitments and Contingencies

Due to the subsequent event on July 25, 2006, an opinion letter from Michael S. Krome, Esq., regarding the Company’s liabilities, Mr. Krome stated under California Law, the Statute of Limitation requires any action for due to breach of contract and for the collection of money due to a potential plaintiff is limited to four (4) years, therefore, the liabilities are un-collectable against the Company. In conjunction, on July 24, 2006, the President Matthew Markin, wrote an affidavit stating since May 24, 2003 the Company has never been contacted by anyone on the list of payables or by anyone regarding any of the lawsuits the Company still has pending.

There were various claims and lawsuits pending against the Company, such as Merrill Lynch Canada Inc., which has expired under California Law, Statue of Limitation.

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of June 30, 2006 is $28,343. Related interest of $11,071 has also been accrued by the Company.

Item 2 - Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the six month period ended June 30, 2006.

Plan of Operation

We are in the exploration stage and have no revenues from operations, nor do we expect revenues for the foreseeable future. To date, we have funded our various business activities through advances from officers and stockholders and through the issuance of equity stock. Our officers are under no obligation to continue to provide advances to the us. We have no cash or cash equivalent resources, no lines of credit, nor any other source of funds. We are negotiating with various commercial funding sources in Europe to raise approximately $5,000,000 to fund our exploration operations, although we have not yet received any commitments from any source for any amount of funding. We will not be able to begin a meaningful exploration program unless and until we acquire funding. If we are able to obtain financing, we expect to spend approximately $2,000,000 on exploration of the IKAR Deposit property before making a determination whether or not to proceed with development. Whether we conduct any other exploration activities will depend upon the amount of financing, if any, we are able to obtain. We have suspended our proposed activities in mineral exploration in the Republic of Tajikistan because of our inability to secure funding, and are currently exploring other business opportunities. Our ability to resume mineral exploration, or to acquire or start another business, will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain." If we sell equity stock to raise capital, our current stockholders will experience substantial dilution of their shareholdings.

Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables. June 30, 2006 versus 2005 Operating expenses for the period increased to $174,995 in 2006 compared to $142,187 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There were various claims and lawsuits pending against the Company which has expired under California Law of Statute of Limitation. See Note 6 to the Interim Financial Statements.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On May 5, 2006, pursuant to an affirmative vote of shareholders holding a majority of the voting shares, the Company filed with the Secretary of State of Nevada a Certificate of Amendment to its Articles of Incorporation changing the name of the corporation to Intercontinental Resources, Inc. The Board recommended the change because the Company has suspended its proposed mineral exploration activities in the Republic of Tajikistan, and the former name suggested a nexus with that country. In conjunction with the name change, the Company’s ticker symbol has changed from AJKM to ICNR. A copy of the Amendment is attached as Exhibit 3.1 to this Quarterly Report.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K:

None.

The following exhibits are filed herewith:

EX 3.1	Certificate of Amendment to Articles of Incorporation
EX 31	Certification of CEO / CFO
EX 32	Certification of CEO / CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCONTINENTAL RESOURCES, INC.

August 16, 2006	/s/	Matthew Markin
Dated		President, Acting Chief Financial Officer