Form 10KSB/A
period 2005-12-31
INTERCONTINENTAL RESOURCES, INC
filed 2006-10-13
CIK 1080360

-1-

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

      Issued and outstanding as of December 31, 2005: 51,820,458 shares common stock, $0.001 par value

                                Explanatory Note

We are filing this Amendment Number 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, to restate the balance sheet, statement of operations, cash flow and stock options for the year then ended, and to clarify certain disclosures regarding our internal controls and procedures. See Item 7, Financial Statements, and Item 10a, Internal Controls and Procedures, for further information.

This Amendment Number 1 to Form 10-KSB for the year ended December 31, 2005 does not otherwise change or update the disclosures set forth in the Form 10-KSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-KSB.


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

ITEM 7.  FINANCIAL STATEMENTS.








                            ANGLOTAJIK MINERALS, INC.

                      (A company in the Exploration Stage)

                              FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                                C O N T E N T S


Report of Independent Registered Public Accounting Firm...........3

Balance Sheets....................................................4

Statements of Operations..........................................5

Statements of Stockholders' Equity................................6

Statements of Cash Flows..........................................9

Notes to the Financial Statements................................11

             Report of Independent Registered Public Accounting Firm


To the Audit Committee and Shareholders
Intercontinental Resources, Inc.
(formerly known as Anglotajik Minerals, Inc.)

We have audited the accompanying balance sheets of Intercontinental Resources, Inc. (Formerly known as Anglotajik Minerals, Inc) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period December 31, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Intercontinental Resources, Inc. (formerly known as Anglotajik Minerals, Inc.) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and for the period December 31, 1998 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah

April 14, 2006 except for Note 1, 5 and 8 dated October 3,2006.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                  Balance Sheet



                                                            December 31,
                                ASSETS                          2005
                                                             (Restated)
                                                           ---------------
    Current Assets
       Cash                                                 $           -
                                                           ---------------
           Total Current Assets                                         -

                                                           ---------------

           Total Assets                                     $           -
                                                           ===============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current Liabilities
        Bank Overdraft                                      $           8
       Note Payable                                                28,343
       Accounts Payable                                                 -
       Accrued Expenses                                            17,706
       Accrued Compensation                                       353,176
       Interest Payable                                             9,795

       Note Payable - Related Party                                10,828
                                                           ---------------

           Total Current and Total Liabilities                    419,856
                                                           ---------------

    Stockholders' Deficit
       Common Stock, $.001 Par Value, 300,000,000
         Shares Authorized; 51,820,458 Shares
         Issued and Outstanding, respectively                      51,820
       Additional Paid-In Capital                               4,639,080
       Deficit Accumulated During the Development              (5,110,756)     .
                                                           ---------------

           Total Stockholders' Equity                            (419,856)
                                                           ---------------

           Total Liabilities and Stockholders' Equity       $           -
                                                           ===============




   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations



                                                                                     Cumulative During
                                                                                      the Exploration
                                                        For the Years Ended                Stage
                                                           December 31,                 December 31,
                                                     2005               2004               2005
                                                  (Restated)                            (Restated)
                                               --------------     --------------     ----------------
       Revenue                                             -                  -                   -
       -------
                                               --------------     --------------     ----------------
       Operating Costs and Expenses
         Operating and
         administrative       expenses         $     328,536      $     410,639      $     4,953,142
          Depreciation expense                             -                  -                5,562
          Amortization expense                             -                  -               16,500
                                               --------------     --------------     ----------------

          Total operating costs and
          expenses                                   328,536            410,639            4,975,204
                                               --------------     --------------     ----------------

       Loss from operations                         (328,536)          (410,639)          (4,975,204)
                                               --------------     --------------     ----------------

       Non-operating Income
          Dividend income                                  -                  -                1,212
          Gain on cancellation of
       contracts                                           -                  -               90,604
          Loss on disposal of assets                       -                  -              (59,641)
                                               --------------     --------------     ----------------

              Total non-operating income                   -                  -               32,175
                                               --------------     --------------     ----------------

       Interest Expense                               (2,552)            (2,551)            (167,727)
       ----------------
                                               --------------     --------------     ----------------
                                                    (331,088)          (413,190)          (5,110,756)
       Net loss before income taxes

       Provision for income taxes                          -                  -                    -
                                               --------------     --------------     ----------------

             Net loss                          $    (331,088)     $    (413,190)     $    (5,110,756)
                                               ==============     ==============     ================

       Loss per common share - basic           $       (0.01)     $       (0.02)

       Weighted average common shares -
       basic                                      35,425,663         19,120,458






   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Ststements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005

                                                                                                       Accumulated
                                            Common Stock                              Additional      Deficit During
                                 -----------------------------------    Deferred        Paid-In        Exploration
                                  Shares      Amount     Subscribed   Compensation     Capital            Stage
                                ----------  ----------- ------------- --------------- --------------- -----------------


Issuance of shares to Company's
 officers and directors for cash
 in August 1997                     1,469   $        2            -  $            -  $        9,999   $            -

Net loss for the year ended
 December 31, 1997                      -            -            -               -               -              (998)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance December 31, 1997           1,469            2                                        9,999              (998)


Shares issued for cash at
 $135.81 per share less
 $5,365 issuance cost               1,469            1            -               -         194,634                 -



Shares issued for distribution
 rights at $136.05 per share          147            -            -               -          20,000                 -

Net loss for the year ended
 December 31, 1998                      -            -            -               -               -           (34,513)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance December 31, 1998           3,084            3            -               -         224,633           (35,511)


Cancellation of shares             (1,615)           2            -               -         (19,998)                -

Shares issued for patent
 rights at $142.86 per share          140            -            -               -          20,000                 -

Shares issued for services
 at $147.06 per share                  17            -            -               -           2,500                 -

Net loss for the year ended
 December 31, 1999                      -            -            -               -               -          (806,793)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 1999          1,626            1                            -         227,135          (842,304)
                                                                  -

Shares issued for services
 at $14,920.60 per share                5            -            -               -          74,603                 -

Cancellation of shares for
 patent rights                       (140)           -            -               -         (20,000)                -

Shares issued for services
 at $10,500.00 per share                7            -            -               -          73,500                 -

Net loss for the year ended
 December 31, 2000                      -            -            -               -               -        (1,305,397)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2000          1,498            1            -               -         355,238        (2,147,701)


                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005


                                                                                                       Accumulated
                                            Common Stock                              Additional      Deficit During
                                 -----------------------------------    Deferred        Paid-In        Exploration
                                  Shares      Amount     Subscribed   Compensation     Capital            Stage
                                ----------  ----------- ------------- --------------- --------------- -----------------


Shares issued to retire accounts
 payable at $100.10 per share       2,098   $        2             -  $            -  $      209,998   $            -

Shares issued to retire accounts
 payable for $1.52 per share      419,580          420             -               -         637,505                -

Shares issued for services
 at $46.48 per share               13,986           14             -               -         649,986                -


Deferred compensation for
 issuance of 13,986 options             -            -             -        (400,000)        400,000                -


Deferred compensation expense           -            -             -          20,000               -                -

Net loss for the year ended
 December 31, 2001                      -            -             -               -               -         (867,521)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2001        437,162          437            -        (380,000)      2,252,727        (3,015,222)


Shares issued for services
 at $3.58 per share                20,979           21            -          74,979               -                 -

Shares issued for mining
 rights at $3.58 per share         27,972           28            -          99,972               -                 -

Shares issued for cash
 at $17.88 per share               13,986           14            -         249,986               -                 -

Shares issued for services
 at $11.44 per share               27,972           28            -         319,972               -                 -

Shares issued for mining
 rights at $3.58 per share        111,888          112            -         399,888               -                 -

Shares issued for services at
 $11.44 per share                  27,972           28            -         319,972               -                 -

Share subscribed to relieve
 liabilities and services
 at $1.00 per share                     -            -       88,000               -               -                 -



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005


                                                                                                       Accumulated
                                            Common Stock                              Additional      Deficit During
                                 -----------------------------------    Deferred        Paid-In        Exploration
                                  Shares      Amount     Subscribed   Compensation     Capital            Stage
                                ----------  ----------- ------------- --------------- --------------- -----------------


Deferred compensation
cost                                    -   $        -            -  $       100,000  $           -   $            -

Net loss for the year ended
 December 31, 2002                      -            -            -               -               -          (772,010)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2002        667,932          668       88,000        (280,000)      3,717,496        (3,787,232)


Shares issued to relieve
  common stock subscribed           7,692            8      (88,000)              -          87,992                 -

Cancellation of shares for
 mining rights                   (139,860)        (140)           -               -        (499,860)                -

Shares issued for relief of
 accrued expenses at $4.83
 per share                          2,797            3            -               -          13,497                 -


Shares issued to relieve
 payables at $7.15 per share       13,986           14            -               -          99,986                 -

Shares issued to an officer
 to relieve officer advances
 at $0.35 per share               286,713          286            -               -          99,714                 -

Shares issued to an officer
 for services at $0.36 per
 share                            279,721          280            -               -          99,720                 -

Shares issued to relieve
 interest payables at $0.009
 per share                     16,999,984       17,000            -               -         133,519                 -

Shares issued for services
 at $0.37 per share             1,000,000        1,000            -               -         369,000                 -

Rounding due to 1:43 reverse
 split and a 2:1 forward split      1,493            1            -               -               -                 -


Deferred compensation cost              -            -            -         280,000               -                 -


Net loss for the year ended
 December 31, 2003                      -            -            -               -               -       (1,386,188)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2003     19,120,458       19,120            -               -       4,121,063       (5,173,420)




   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                       Statements of Stockholders' Equity
                From December 31, 1998 through December 31, 2005



                                                                                                       Accumulated
                                            Common Stock                              Additional      Deficit During
                                 -----------------------------------    Deferred        Paid-In        Exploration
                                  Shares      Amount     Subscribed   Compensation     Capital            Stage
                                ----------  ----------- ------------- --------------- --------------- -----------------


Net loss for the year ended
 December 31, 2004                      -  $         -            -   $           -  $            -  $       (413,190)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2004     19,120,458       19,120            -               -       4,121,063        (5,586,610)


Shares issued for services
 at $0.009 per share            3,916,434        3,916            -               -          30,369                 -

Shares issued for services
 at $0.009 per share            3,916,434        3,916            -               -          31,320                 -

Shares issued to an officer
 to relieve officer advances,
 and services at $0.017 per
 share                         24,867,132       24,867            -               -         456,328                 -

Correction of prior period
 error on accounts payable              -            -            -               -               -           356,477

Correction of prior period
 error on note payable
 related party                          -            -            -               -               -           450,465

Net loss for the year ended
 December 31, 2005                      -            -            -               -               -          (331,088)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2005     51,820,458  $    51,820  $            $            -   $   4,639,080   $    (5,110,756)
                               =========== ============ ============ ===============  ==============  ================





   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows


                                                                                    Cumulative During
                                                                                     the Exploration
                                                         For the Years Ended            Stage
                                                            December 31,               December 31,
                                                        2005                              2005
                                                     (Restated)        2004            (Restated)
                                                  --------------  --------------   ----------------
           Cash Flows from Operating
           Activities
           Net loss                               $    (331,088)  $    (413,190)   $    (5,110,756)
           Adjustment to reconcile net loss
           to net cash used in operating
           activities:
               Relief of payables by
               issuance of common stock                 518,017               -          1,855,244
               Expenses paid by issuance of
               common stock                              32,700               -          2,055,124
               Amortization and
               depreciation expense                           -               -             22,062
               Deferred compensation expense                  -               -            400,000
               Gain on cancellation of
               amortization                                   -               -            (90,604)
               Loss on disposal of assets                     -               -             59,641

            Change in assets & liabilities:
               Increase (decrease) in
               accounts    payable                            -          (3,629)                 -
               Increase (decrease) in wages
               payable                                  (86,346)        252,000            279,328
               Increase in interest payable               2,552           2,551              9,795
               Increase (decrease) in
               related party payable                    (33,029)              -             10,828
               Increase in accrued expense             (102,870)        124,961             91,554


                                                  --------------  --------------   ----------------
               Net Cash used in operating                   (64)         37,307           (417,784)
               activities
                                                  --------------  --------------   ----------------

           Cash Flow from Investing
           Activities
           Acquisition of assets                              -               -            (65,203)
                                                  --------------  --------------   ----------------
                Net cash used in investing                    -               -            (65,203)
           activities
                                                  --------------  --------------   ----------------

           Cash Flow from Financing
           Activities
           Proceeds received from issuance
           of stock                                           -               -            454,636

           Proceeds from bank overdraft                     (8)               -             30,591
           Payment on bank overdraft                          -               -            (30,583)

           Payment on line of credit                          -               -           (842,156)
           Proceeds received from line of
           credit                                             -               -            870,499
                                                  --------------  --------------   ----------------
               Net cash provided by                         (8)          36,785            482,987
               financing    activities
                                                  --------------  --------------   ----------------



   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows


                                                                                    Cumulative During
                                                                                     the Exploration
                                                         For the Years Ended            Stage
                                                            December 31,               December 31,
                                                        2005                              2005
                                                     (Restated)        2004            (Restated)
                                                  --------------  --------------   ----------------

           Net increase (decrease) in cash                  (72)           (522)                 -

           Cash and cash equivalents at (Inception)
           December 31, 2005 and 2004                        72             594                  -
                                                  --------------  --------------   ----------------

           Cash and cash equivalents at December 31,
           2005 and 2004                          $           -   $          72    $             -
                                                  ==============  ==============   ================





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


   d. Provision for Income Taxes (Restated)


   No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.1 million that can be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

   The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:


                                                            December 31,
                                                            -----------
                                                         2005         2004
                                                     (Restated)
                                                    -----------    -----------
        Deferred tax asset:
        NOL Carryforward                            $ 1,737,657    $ 1,899,447
        Valuation allowance                          (1,737,657)    (1,899,447)
                                                    -----------    -----------
        Total                                              --             --
                                                    ===========    ===========




The components of Income Tax expense are as follows:

                                                           December 31,
                                                           ------------
                                                        2005           2004
                                                    -----------    -----------

         Current Federal Tax                               --             --
         Current State Tax                                 --             --
         Change in NOL benefit                         (112,570)      (140,484)
         Change in allowance                            112,570        140,484
                                                    -----------    -----------
                                                    $       --     $       --
                                                    ===========    ===========


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


   f.Earning (Loss) Per Share (Restated)


   Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2005 and 2004, and from inception reflect the reverse stock split of 1:200 that was approved by the board of directors in July 2001, the 1:143 reverse stock split effective July 16, 2003 and the 2:1 forward split on September 15, 2003.


   The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Outstanding employee warrants have been considered in the fully diluted earnings per share calculation in 2005 and 2004. However, there were no common stock equivalent shares and fully diluted is not presented in the computation as the effect would be anitdilutive.


                                                     December 31,
                                                     ------------
                                                 2005             2004
                                           --------------    --------------
  Basic Earnings Per Share                 $    (331,088)    $    (413,190)
         Income (Loss) (numerator)            32,425,663        19,120,458
                                           --------------    --------------
         Shares (denominator)              $        (.01)    $        (.02)
                                           ==============    ==============


Fully Diluted Earnings Per Share           $    (331,088)    $    (413,190)
         Income (Loss) (numerator)            32,425,663        19,819,759
                                           --------------    --------------
         Shares (denominator)              $        (.01)    $        (.02)
                                           ==============    ==============






NOTE 2 - New Technical Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The Company has previously accounted for any stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, the effect of which has not been significant in recent periods due to the absence of such compensation. The provisions of SFAS 123R will be effective during the first interim fiscal period that begins after December 15, 2005, during which the Company grants any form of stock-based compensation. Since the Company has no present plans to award such compensation in the foreseeable future, the likely effect of adoption cannot be predicted at this time.


In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We do not presently expect to make any accounting changes that would be affected by the adoption of SFAS No. 154 that will have a material impact on the Company's financial condition or operations in the foreseeable future.




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

   In September 2001 the Company issued an option to purchase 13,986 shares of common stock at $0.10 per share to a Director of the Company. The Company accrued $400,000 in deferred compensation costs, as the option price at the grant date was less than the market price. The option expires in September 2006. The compensation cost will be accrued over the vesting period. Compensation costs of $0 and $0 were included in the statements of operation for the years ended December 31, 2005 and 2004, respectively.

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

                                                      December 31,
                                                   2005          2004
                                              ------------   ------------
        Net loss:

                    As reported               $   331,088    $   413,190
                    Pro forma                 $   331,088    $   415,504


        Loss per share:
                    As reported               $       .01    $       .02
                    Pro forma                 $       .01    $       .02


   The Company has determined the pro-forma information as if the Company had accounted for the stock option granted on July 1, 2003, under the fair value method of SFAS 123. The Black-Scholes option-pricing model was used with a risk free interest rate of 4% for December 31, 2005 and December 31, 2004; dividend yield of 0.0% for ; December 31, 2005 and December 31, 2004 a volatility factor of 225% and 218% for December 31, 2005 and December 31, 2004.


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


   During the three months ending March 31, 2005 the company issued 3,916,434 restricted common shares in exchange for printing and reproductions expenses of $35,237, as well as, 3,916,434 restricted common shares in exchange for consulting expenses of $ 34,285. Also the company issued 24,867,132 restricted common shares in lieu of the company's debts to the President of $386,773 for wages payable, $47,376 for advance from shareholder, and $47,047 for vacation accrued. The total amount of the debt to the President was $481,195.


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



NOTE 7 - GOING CONCERN

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of uncertainty. It is management's plan to continue to implement their marketing strategy to generate the necessary revenue to support operations. The Company's revenues continue to increase, and management expects to report net income in the coming year. Officers will continue to advance funds as needed for any shortfalls in cash flows.

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

NOTE 8 -   RESTATEMENT AND RECLASSIFICATION

   We have restated our financial statements for the year ended December 31, 2005, to reflect certain issues identified during a regulatory review of our financial statements associated with the SEC form 10KSB filing on April 20, 2006 which is pending effectiveness as of the date of this 10KSB/A filing. Our management and our board of directors have concluded this restatement is necessary to reflect the changes described below. There was no effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

   Revisions affecting our consolidated statement of operations:

       o Due to correction error on accounts payable we have reduced the accounts payable by $356,477. We have restated the balance sheet to show the appropriate outstanding accounts payable. After the reclassification, there was no effect on our net income (loss) for the year-ended December 31, 2005 and the retained earnings (deficit) was reduced to ($5,561,222) as a result of this error correction.

       o Due to correction error on related party payable, we have reduced the related party payable by $450,465. We have restated the balance sheet to show the appropriate outstanding related party payable. After the reclassification, there was no effect on our net income (loss) for the year ended December 31, 2005.


   A summary of the effects of these changes is as follows:


                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets
                        For Year Ended December 31, 2005


                                                           As Originally
                                                              Reported          As Restated           Change
                                    ASSETS

Current Assets

        Cash                                               $           -      $             -      $          -
                                                           --------------     ----------------     -------------

               Total Current Assets                                    -                    -                 -
                                                           --------------     ----------------     -------------



               Total Assets                                $           -      $             -      $          -
                                                           ==============     ================     =============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

        Bank Overdraft                                     $           8      $             8      $          -
        Accounts Payable                                         356,477                    -         (356,477)     (b)
        Accrued Expenses                                         381,710               17,706         (364,004)     (c)
        Accrued Compensation                                           -              353,176           353,176     (c)
        Interest Payable                                           9,795                9,795                 -
        Notes Payable - Current                                   28,343               28,343                 -
        Note Payable - Related Party                             450,465               10,828         (439,637)  (c)(b)

                                                           --------------     ----------------     -------------

               Total Current and Total Liabilities             1,226,798              419,856           806,942

Stockholders' Deficit
        Common Stock, $.001 Par Value, 300.000,000
         Shares Authorized; 51,820,458 Shares Issued
         and Outstanding, repectively                             51,820               51,820                 -
        Additional Paid-In Capital                             4,639,080            4,639,080                 -
        Deficit Accumulated During the Development            (5,917,698)          (5,110,756)          806,942     (a)

                                                           --------------     ----------------     -------------

               Total Stockholders' Deficit                   (1,226,798)            (870,322)         (356,477)

               Total Liabilities and Stockholders' Equity              -                    -                 -
                                                           ==============     ================     =============


-----------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party.
==================================================================================================================================

                               Anglotajik Minerals, Inc
                         (A Company in the Exploration Stage)
                               Statements of Operations
                           For Year Ended December 31, 2005


                                                As
                                            Originally           As
                                             Reported        Restated          Change
                                           -------------    -----------     ------------

Revenue                                               -              -               -
                                           -------------    -----------     ------------

Operating Costs and Expenses
----------------------------
Operating and administrative expenses      $    328,536     $  328,536      $         -
   Depreciation expense                               -              -                -
   Amortization expense                               -              -                -
                                           -------------    -----------     ------------

  Total operating costs and expenses            328,536        328,536                -
                                           -------------    -----------     ------------

Non-operating Income
   Dividend income
   Gain on cancellation of contracts
   Loss on disposal of assets                    (2,552)        (2,552)                -
                                           -------------    -----------     ------------
   Interest Expense
                                           -------------    -----------     ------------

       Total non-operating income                (2,552)        (2,552)                -
                                           -------------    -----------     ------------

                                               (331,088)      (331,088)                -
Net loss before income taxes
Provision for income taxes                            -              -                -
                                           -------------    -----------     ------------

      Net loss
                                           $   (331,088)    $ (331,088)     $         -
                                           =============    ===========     ============

Loss per common share - basic              $      (0.01)    $    (0.01)     $

Weighted average common shares -
basic                                        51,820,458     34,425,663


                            Anglotajik Minerals, Inc
                      (A Company in the Exploration Stage)
                             Statement of Cash Flow
                        For Year Ended December 31, 2005


                                                                             As
                                                                         Originally
                                                                          Reported           As Restated           Change
                                                                      ---------------     ---------------     ----------------
Cash Flows from Operating Activities

   Net loss                                                           $     (331,088)     $     (331,088)     $             -
Adjustment to reconcile net loss to net cash used in operating activities:

   Expenses paid by issuance of common stock subscribed                            -                   -                    -
   Relief of payables by issuance of common stock                                  -                   -                    -
   Expenses paid by issuance of common stock                                  32,700              32,700                    -  (c)
   Amortization and depreciation expense                                           -                   -                    -
   Deferred compensation expense                                                   -                   -                    -
   Gain on cancellation of amortization                                            -                   -                    -
   Loss on disposal of assets                                                      -                   -                    -
   Decrease in prepaid expense                                                     -                   -                    -

Change in assets & liabilities:
   Increase (decrease) in accounts    payable                                      -                   -                    -
   Increase (decrease) in wages payable                                     (109,772)            (86,346)             (23,426) (c)
   Increase in interest payable                                                2,552               2,552                    -
   Increase (decrease) in related party payable                                    -             (33,029)              33,027  (c)
   Increase in accrued expense                                               (79,462)           (102,870)              23,427  (c)
                                                                      ---------------     ---------------     ----------------
   Net Cash used in operating activities                                    (485,070)           (518,081)              33,027
                                                                      ---------------     ---------------     ----------------

Cash Flow from Investing Activities

   Deposits paid                                                                   -                   -                    -
   Purchase of fixed assets                                                        -                   -                    -
                                                                      ---------------     ---------------     ----------------
      Net cash used in investing activities                                        -                   -                    -
                                                                      ---------------     ---------------     ----------------

Cash Flow from Financing Activities

   Proceeds received from issuance of stock                                  518,017             518,017                    -
   Proceeds received from officer advances                                   (33,027)                  -              (33,027) (c)
   Proceeds from bank overdraft                                                    8                   8                    -
   Payment on bank overdraft                                                       -                   -                    -
   Payment of officers advances                                                    -                   -                    -
   Payment on line of credit                                                       -                   -                    -
   Proceeds received from line of credit                                           -                   -                    -
                                                                      ---------------     ---------------     ----------------
      Net cash provided by financing activities                              484,998             518,009               33,027
                                                                      ---------------     ---------------     ----------------
      Net increase (decrease) in cash                                            (72)                (72)                   -

      Cash and cash equivalents at (Inception) December 31,
      2005                                                                        72                  72                    -
                                                                      ---------------     ---------------     ----------------


      Cash and cash equivalents at December 31, 2005               $               -   $               -   $                -
                                                                      ===============     ===============     ================

-----------------------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party.
=================================================================================================================================



                                    PART III


Item 8.  Legal Proceedings

There are various claims and lawsuits pending against the Company arising in the normal course of the Company's business. Although the amount of liability at September 30, 2003, cannot be ascertained, management is of the opinion that any resulting liability will not materially affect the Company's financial position. See Note 6 to the Interim Financial Statements.


Item 9.    Management's Discussion and Analysis or Plan of Operation


Uncertainty as to Certain Accounts Payable

We have reviewed, and continue to review our corporate files, books and records, but remain unable to conclusively identify a basis or certain amount of our Accounts Payable and for the Related Parties Payable to previous management carried on our books. We are continuing to attempt to locate invoices or other documentation regarding those payables.

We are restating the Form 10-KSB ending December 31, 2005, due to the inability to locate invoices or documents to substantiate the Accounts Payables. The Accounts Payable was originally written off to the "Other Income" column during the period ending June 30, 2006 on Form 10QSB. During a regulatory review of period ending June 30, 2006, the Accounts Payable issue was concluded to have been a stating error, and should not be reflected in the "Other Income" column, but against the Retained Earnings.


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



Item 10. Changes in and disagreements with accountants on accounting and financial disclosures.

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


Item 10a. Controls and Procedures.


Evalutaion of Disclosure Controls and Procedures

     Our Chief Executive Officer, who is our principal executive officer and also serves as our interim principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "evaluation date"). Based on this evaluation, the officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to management (including the principal executive officer) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

Changes in Internal Control Over Financial Reporting

     There were no changes in internal control over financial reporting during the last quarterly period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



Item 11. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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



Item 12. Executive Compensation

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.

==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------

                                  2005       277,000(1)        0          0              0
Matthew Markin                 ----------- ------------ ---------- ------------  -------------
President, CEO                    2004       252,000(1)        0          0              0
                               ----------- ------------ ---------- ------------  -------------
                                  2003       120,000(1)        0    100,000(2)     699,301(3)

------------------------------ ----------- ------------ ---------- ------------  -------------

Randy Miller                      2003        68,100(4)        0          0              0
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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibits

   Ex. No.        Description
   -------        -----------

    31.1          Certification of CEO / CFO
    32.1          Certification of CEO / CFO
   -------





ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Our principal accounting firm was Chisholm, Bierwolf & Nilson, LLC for the fiscal years ended December 31, 2005 and 2004. We paid fess to our accountants as indicated in the following table:

                                              Year ended December 31,
                                              2005              2004
                                           ------------     -------------


     Audit and Quarterly Review Fees       $    14,090      $     12,726

     Audit-related Fees                              -                 -

     Tax Fees                                        -                 -

     All Other Fees                                  -                 -
                                           ============     =============
                          Total Fees       $    14,090      $     12,726




                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANGLOTAJIK MINERALS INC.


Dated: October 13, 2006                     /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Matthew Markin             President, Chief Executive       October 13, 2006
--------------------------     Officer, Acting Chief
                               Financial Officer, Secretary,
                               Principal Accounting Officer,
                               Sole Director