Form 10QSB/A
period 2006-03-31
INTERCONTINENTAL RESOURCES, INC
filed 2006-10-13
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                 Amendment No. 1



(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of March 31, 2006: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

                                Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, to restate the balance sheet, statement of operations, cash flow and stock options for the quarter then ended, and to clarify certain disclosures regarding our internal controls and procedures. See
Item 1, Financial Statements, and Item 3, Internal Controls and Procedures, for further information.

This Amendment Number 1 to Form 10-QSB for the quarter ended March 31, 2006 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risk related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.



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

                            ANGLOTAJIK MINERALS, INC.

                              FINANCIAL STATEMENTS

                                 March 31, 2006

                                   (Unaudited)

                                 C O N T E N T S


Balance Sheets............................................ 6

Statements of Operations.................................. 7

Statements of Cash Flows.................................. 8

Notes to the Financial Statements..........................9

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets




                                                                    March 31,       December 31
                                        ASSETS                        2006            2005
                                                                  (Unaudited)       (Restated)
                                                                  (Restated)
                                                                --------------     --------------
Current Assets
     Cash                                                       $          67      $           -
                                                                --------------     --------------

Other Current Assets
    Advance to stockholder                                                  2                  -
                                                                --------------     --------------

          Total current assets                                             69                  -
                                                                --------------     --------------

          Total assets                                                     69                  -
                                                                ==============     ==============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
Bank overdraft                                                  $           -      $           8
Accounts payable                                                            -                  -
Accrued expenses                                                       17,176             17,706
Accrued compensation                                                  431,802            353,176
Interest payable                                                       10,433              9,795
Note payable - current                                                 28,343             28,343
Note payable - related party                                           17,548             10,828
                                                                --------------     --------------

     Total current and total liabilities                              505,302            419,856
                                                                --------------     --------------

Stockholders' Deficit
Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
51,820,458 Shares Issued and Outstanding, respectively                 51,820             51,820
Additional paid-in capital                                          4,679,039          4,639,080
Deficit accumulated during exploration stage                       (5,236,092)        (5,110,756)
                                                                --------------     --------------

     Total Stockholders' Equity                                      (505,233)          (419,856)
                                                                --------------     --------------

     Total liabilities and stockholders' equity                 $          69      $           -
                                                                ==============     ==============




   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations


                                                                                    Cumulative During
                                                                                     the Exploration
                                                     For the Three Month Ended           Stage
                                                            March 31,                    March 31,
                                                    2006               2005               2006
                                                 (Restated)                             (Restated)
                                               --------------     --------------     ----------------
       Revenue
       Operating costs and expenses
         Operating and
         administrative expenses               $     124,698      $      86,199      $    5,077,840
          Depreciation expense                             -                  -               5,562
          Amortization expense                             -                  -              16,500
                                               --------------     --------------     ----------------

          Total operating costs and
          expenses                                   124,698             86,199           5,099,902
                                               --------------     --------------     ----------------

       Loss from operations                        (124,698)           (86,199)         (5,099,902)

       Other income (expense)
          Dividend income                                  -                  -               1,212
          Gain on cancellation of
       contracts                                           -                  -              90,604
          Loss on disposal of assets                       -                  -            (59,641)
                                               --------------     --------------     ----------------
              Total other income                           -                  -              32,175

                                               --------------     --------------     ----------------
       Interest expense                                 (638)              (638)           (168,365)
       ----------------
                                               --------------     --------------     ----------------
                                                    (125,336)           (85,561)         (5,236,092)
       Net loss before income taxes

       Provision for income taxes                          -                  -                   -

             Net loss                          $    (125,336)     $     (85,561)     $   (5,236,092)
                                               ==============     ==============     ================

       Loss per common share - basic           $           -      $           -      $

       Weighted average common shares -
       basic                                   $  51,820,458      $  51,820,458      $




   The accompanying notes are an integral part of these financial statements.

                           Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                               Cumulative During
                                                                                               the Exploration
                                                           For the Three Month Ended            Stage
                                                                    March 31,                    March 31,
                                                           2006                 2005                   2006
                                                      -------------      -------------      ---------------
           Cash Flows from Operating Activities
           Net loss                                   $   (125,336)      $    (86,199)      $   (5,236,093)
           Adjustment to reconcile net loss to
           net cash used in operating
           activities:
               Relief of payables by issuance
               of common stock                                   -                  -            1,855,244
               Expenses paid by issuance of
               common stock                                      -                  -            2,055,124
               Amortization and depreciation
               expense                                           -                  -               22,062
               Deferred compensation expense                     -                  -              400,000
               Option Issued for employee
               services                                     39,959                  -               39,959
               Gain on cancellation of
               amortization                                      -                  -              (90,604)
               Loss on disposal of assets                        -                  -               59,641

           Change in assets & liabilities
               Increase (decrease) in wages
               payable                                      78,626           (320,773)             357,954
               Increase in interest payable                    638                638              10,4333
               Increase (decrease) in related
               party payable                                 6,718            (38,278)              17,546
               Increase in accrued expense                    (530)          (106,154)              91,025
                                                      -------------      -------------      ---------------
               Net Cash used in operating
               activities                                      (75)          (550,766)            (417,709)
                                                      -------------      -------------      ---------------

           Cash Flow from Investing Activities
           Acquisition of assets                                 -                  -              (65,203)
                                                      -------------      -------------      ---------------
                Net cash used in investing                       -                  -              (65,203)
           activities
                                                      -------------      -------------      ---------------

           Cash Flow from Financing Activities
           -----------------------------------
           Proceeds received from issuance of
           stock                                                 -            547,196              454,636
           Proceeds received from officer
           advances                                              -              3,521                    -
           Proceeds from bank overdraft                          -                  -               30,591
           Payment on bank overdraft                            (8)                 -              (30,591)

           Payment on line of credit                             -                  -             (842,156)
           Proceeds received from line of
           credit                                                -                  -              870,499
                                                      -------------      -------------      ---------------
               Net cash provided by                             67            550,717              482,979
               financing    activities
                                                      -------------      -------------      ---------------
              Net increase in cash                              67               (49)                   67


The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Cash Flows
                                   (Unaudited)



           Cash and cash equivalents at
           (Inception) March  31, 2006 and
           2005                                                  -                  72                        -

           Cash and cash equivalents at March
           31, 2006 and 2005                        $         67       $         24       $           67
                                                      =============      =============      ===============




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

   The deferred tax asset and the valuation account is as follows at March 31, 2006 and 2005:


                                             March  31,         March 31,
                                                2006              2005
                                           ----------------  ----------------
                                              (Restated)
        Deferred tax asset:
        Deferred noncurrent tax asset      $     1,780,272     $   1,928,755
        Valuation allowance                     (1,780,272)       (1,928,755)
                                           ----------------  ----------------
        Total                                           -                 -
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


   f.  Earning (loss) per share (Restated)


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

                                                   March 31,
                                                   ---------
                                           2006                   2005
                                        (Restated)
                                     ------------------     -----------------
Basic Earnings Per Share

           Income (Loss) (numerator) $        (125,336)     $        (86,199)
           Shares (denominator)             51,820,458            50,718,211

                                     $            (.00)     $           (.00)
                                     ==================     =================

Fully Diluted Earnings Per Share

           Income (Loss) (numerator) $        (125,336)     $        (86,199)
           Shares (denominator)             51,417,512            51,417,512

                                     $            (.00)     $           (.00)
                                     ==================     =================





NOTE 2 - New Technical Pronouncements (restated)

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

  In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company's consolidated financial statements.





NOTE 3 - Stock Options (Restated)
---------------------------------

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. Prior to January 1, 2006, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for awards made under the Company's stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $39,959 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended March 31, 2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                       Three Months Ended
                                                                            March 31,
                                                                               2006
                                                                           (Restated)
                                                                        ----------------
Net loss, as reported                                                    $     (125,336)

Plus stock-based employee compensation
expense included in reported net loss,
net of related tax effects                                                            -

Less stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                   (39,959)
                                                                         ===============
Pro forma net loss                                                       $     (165,295)
                                                                         ===============

Basic and diluted net loss per common share, as reported                 $        (0.00)
Basic net loss per share, pro forma                                      $        (0.00)
Diluted net loss per share, pro forma                                    $        (0.00)

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

Note 7 - RESTATEMENT AND RECLASSIFICATION

We have restated our financial statements for the three months ended March 31, 2006, to reflect certain issues identified during a regulatory review of our financial statements associated with the SEC from 10QSB filing on June 30, 2006 which is pending effectiveness as of the date of this 10QSB/A filing. Our management and our board of directors have concluded this restatement is necessary to reflect the changes described below. There was no effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

Revisions affecting our balance sheet and statement of operations:

    o Due to correction error on accounts payable we have reduced the accounts payable by $356,477. We have restated the balance sheet to show the appropriated outstanding accounts payable. After the reclassification, there was no effect on our net income (loss) for the three months ended March 31, 2006.

    o Due to correction error on related party payable, we have reduced the related party payable by $450,465. We have restated the balance sheet to show the appropriated outstanding related party payable. After the reclassification, there was no effect on our net income (loss) for the three months ended March 31, 2006.

    o Reclassification of accrued expenses to note payable - related party and accrued compensation, we have reduced the accrued expense by $449,351 and reallocated to increase note payable - related party to $17,548 and accrued compensation to $431,802. We have restated the balance sheet to show the appropriated outstanding accrued expense, note payable - related party and accrued compensation. After the reclassification, there was no effect on our net income (loss) for the three months ended March 31, 2006.

     o During the three months ended March 31, 2006 the Company had adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R from APB Opinion No. 25, "Accounting for Stock Issued to Employees" method. We have since revised our balance sheet, statement of operations, and cash flow for the three months ended March 31, 2006 to reflect the adjustment to additional paid-in-capital and compensation expense recognized for grants of stock options to employees and directors. The net income (loss) had an increase in loss to ($125,336). The retained earnings (deficit) was increased to (5,686,558).

A summary of the effects of these changes is as follows:

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets
                      For Three Months Ended March 31, 2006

                                                                         As
                                                                    Originally
                                                                     Reported         As Restated        Change
                                                                  --------------     -------------    ------------
                                   ASSETS

Current Assets

       Cash                                                       $          67      $         67     $         -
                                                                  --------------     -------------    ------------
Other Current Assets

       Advance to Stockholder                                                 2                 2               -
                                                                  --------------     -------------    ------------

                   Total Current Assets                                      69                69               -
                                                                  --------------     -------------    ------------

                   Total Assets                                   $          69      $         69     $         -
                                                                  ==============     =============    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilites

      Bank Overdraft                                              $          -       $          -     $         -
      Accounts Payable                                                 356,477                  -        (356,477)  (b)
      Accrued Expenses                                                 466,527             17,176        (449,351)  (c)
      Accrued compensation                                                   -            431,802         431,802   (c)
      Interest Payable                                                  10,433             10,433               -
      Notes Payable - Current                                           28,343             28,343               -
                                                                                                                    (b)
      Note Payable - Related Party                                     450,465             17,548       (433,097)   (c)
                                                                 --------------     -------------    ------------


        Total Current and Total Liabilities                          1,312,245           505,302        (806,943)   (b)

Stockholders' Deficit
      Common Stock, $.001 Par Value, 300.000,000
       Shares Authorized; 51,820,458 Shares Issued
       and Outstanding, repectively                                     51,820            51,820               -
      Additional Paid-In Capital                                     4,639,080         4,679,039          39,959    (d)

      Deficit Accumulated During the Development                    (6,003,076)       (5,236,092)        766,984    (b)
                                                                 --------------     -------------    ------------


                  Total Stockholders' Deficit                       (1,312,176)         (505,233)        806,943)   (b)

                  Total Liabilities and Stockholders'
                  Equity                                     $               -   $             -  $            -
                                                                 ==============     =============    ============

-------------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party.
   (d) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
===========================================================================================================================

                                           Anglotajik Minerals, Inc
                                     (A Company in the Exploration Stage)
                                           Statements of Operations
                                    For Three Months Ended March 31, 2006



                                                       As Originally
                                                         Reported         As Restated           Change
                                                     --------------     --------------      --------------

Revenue
                                                                 -                  -
                                                     --------------     --------------      --------------
Operating Costs and Expenses
----------------------------
Operating and administrative expenses             $         84,739   $        124,698    $        (39,959)  (a)
   Depreciation expense                                          -                  -                   -
   Amortization expense                                          -                  -                   -
                                                     --------------     --------------      --------------

   Total operating costs and expenses                       84,739            124,698             (39,959)
                                                     --------------     --------------      --------------

Non-operating Income
   Dividend income                                               -                  -                   -
   Gain on cancellation of contracts                             -                  -                   -
   Loss on disposal of assets
   Interest Expense                                           (638)              (638)                  -
                                                     --------------     --------------      --------------

       Total non-operating income                             (638)              (638)                  -
                                                     --------------     --------------      --------------

Net loss before income taxes                               (85,377)          (125,336)                  -

Provision for income taxes                                       -                  -                   -
                                                     --------------     --------------      --------------

      Net loss                                       $      (85,377)     $    (125,336)      $      39,959
                                                     ===============     ==============      ==============

----------------------------
   (a) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
================================================================================================================

                            Anglotajik Minerals, Inc
                      (A Company in the Exploration Stage)
                             Statement of Cash Flow
                      For Three Months Ended March 31, 2006


                                                                  As Originally
                                                                    Reported          As Restated          Change
                                                                 --------------     --------------    --------------
Cash Flows from Operating Activities

     Net loss                                                    $     (85,377)     $    (125,336)    $      39,959  (d)
Adjustment to reconcile net loss to net cash used in
operating activities:                                                                                             -

     Expenses paid by issuance of common stock subscribed                    -                  -                 -
     Relief of payables by issuance of common stock                          -                  -                 -
     Expenses paid by issuance of common stock                               -                  -                 -
     Amortization and depreciation expense                                   -                  -                 -
     Deferred compensation expense                                           -                  -                 -
     Options Issued for employee services                                    -             39,959           (39,959) (d)
     Gain on cancellation of amortization                                    -                  -                 -
     Loss on disposal of assets                                              -                  -                 -
     Decrease in prepaid expense                                             -                  -                 -

Change in assets & liabilities

     Increase (decrease) in accounts    payable                              -                  -                 -
     Increase (decrease) in wages payable                               78,626             78,626                 -
     Increase in interest payable                                          638                638                 -
     Increase (decrease) in related party payable                            -              6,718            (6,718) (c)
     Increase in accrued expense                                          (530)              (530)                 -
                                                                 --------------     --------------    --------------
     Net Cash used in operating activities                                                     75                 -
                                                                       (6,643)
                                                                 --------------     --------------    --------------

Cash Flow from Investing Activities

     Deposits paid                                                           -                  -                 -
     Purchase of fixed assets                                                -                  -                 -
                                                                 --------------     --------------    --------------
        Net cash used in investing activities
                                                                             -                  -                 -
                                                                 --------------     --------------    --------------

Cash Flow from Financing Activities

     Proceeds received from issuance of stock                                -                  -                 -
     Proceeds received from officer advances                             6,718                  -             6,718  (c)
     Proceeds from bank overdraft                                            -                  -                 -
     Payment on bank overdraft                                             (8)                (8)                 -
     Payment of officers advances                                            -                  -                 -
     Payment on line of credit                                               -                  -                 -
     Proceeds received from line of credit                                   -                  -                 -
                                                                 --------------     --------------    --------------
        Net cash provided by financing activities                        6,710
                                                                 --------------     --------------    --------------
        Net increase (decrease) in cash                                     67                 67                 -


        Cash and cash equivalents at (Inception) March 31, 2006              0                  0                 -
                                                                 --------------     --------------    --------------


        Cash and cash equivalents at March 31, 2006              $          67                 67     $           -
                                                                 ==============     ==============    ==============

---------------------------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party. (d) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
================================================================================================================================

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


     We are restating the Form 10-QSB ending June 30, 2006, due to the inability to locate invoices or documents to substantiate the Accounts Payables. The Accounts Payable was originally written off to the "Other Income" column during the period ending June 30, 2006 on Form 10QSB. During a regulatory review of period ending June 30, 2006, the Accounts Payable issue was concluded to have been a stating error, and should not be reflected in the "Other Income" column, but against the Retained Earnings.

March 31, 2006 versus 2005


     Operating expenses for the period decreased to $125,336 in 2006 compared to $85,561 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.



Item 3 - Controls and Procedures


Evalutaion of Disclosure Controls and Procedures

     Our Chief Executive Officer, who is our principal executive officer and also serves as our interim principal accounting officer. conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "evaluation date"). Based on this evaluation, the officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to management (including the principal executive officer) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.
Changes in Internal Control Over Financial Reporting

     There were no changes in internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                                       ANGLOTAJIK MINERALS INC.


October 13, 2006                       /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer