Form 10QSB/A
period 2006-06-06
INTERCONTINENTAL RESOURCES, INC
filed 2006-10-13
CIK 1080360

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

Explanatory Note

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2006, to restate the balance sheet, statement of operations, cash flow and stock options for the quarter then ended, and to clarify certain disclosures regarding our internal controls and procedures. See Item 1, Financial Statements, and Item 3, Internal Controls and Procedures, for further information.

This Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2006 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risk related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Balance Sheets

	June 30,	December 31
ASSETS	2006 (Unaudited) (Restated)	2005 (Restated)
Current Assets
Cash	$296	$-

Other Current Assets
Advance to stockholder	2	-

Total current assets	298	-

Total assets	298	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$8
Accounts payable	-	-
Accrued expenses	21,526	381,711
Accrued Compensation	510428	-
Interest payable	11,071	9,795
Note payable - current	28,343	28,343
Note payable - related party	25,057	461,293

Total current and total liabilities	596,426	1,226,799

Commitments and contingencies	-	-

Stockholders' Deficit
Common Stock, $.001 Par Value, 300,000,000 Shares Authorized; 51,820,458 Shares Issued and Outstanding, respectively	51,820	51,820
Additional paid-in capital	4,718,999	4,639,080
Deficit accumulated during development stage	(5,366,946)	(5,561,222)

Total Stockholders' Equity	(596,128)	(1,226,799)

Total liabilities and stockholders' equity	$298	$-

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Statements of Operations
(Unaudited)

	For the Three Month Ended June 30,		For the Six Month Ended June 30,		Cumulative During the Development Stage June 30,
	2006 (Restated)	2005	2006 (Restated)	2005	2006 (Restated)
Revenue
Operating costs and expenses
Operating and administrative expenses	$130,215	$76,999	$254,914	$158,270	$5,208,056
Depreciation expense	-	-	-	-	5,562
Amortization expense	-	-	-	-	16,500

Total operating costs and expenses	130,215	76,999	254,914	158,270	5,230,118

Loss from operations	(90,256)	(76,999)	(254,914)	(158,270)	(5,230,118)

Other income (expense)
Dividend income	-	-	-	-	1,212
Gain on cancellation of accounts payable	-	-	-	-	90,604
Loss on disposal of assets	-	-	-	-	(59,641)

Total other income (expense)	-	-	-	-	32,175

Interest expense	(638)	(638)	(1,276)	(1,276)	(169,003)

Net loss before income taxes	130,853	(77,637)	256,190	(159,546)	(5,366,946)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(130,853)	(77,637)	$(256,190)	$(159,541)	$(5,366,946)

Loss per common share - basic	$-	$-	$-	$-

Weighted average common shares - basic	38,683,027	29,900,678	38,683,027	29,900,678

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
Formerly Anglotajik Minerals, Inc.
(A Company in the Development Stage)

Statements of Cash Flows
(Unaudited)

	For the Six Month Ended June 30,		Cumulative During the Exploration Stage June 30,
	2006 (Restated)	2005	2006 (Restated)
Cash Flows from Operating Activities

Net income (loss)	$(256,190)	$(159,546)	$(5,366,946)

Adjustment to reconcile net loss to net cash used in operating activities:
Relief of payables by issuance of common stock	-	-	1,855,244
Expenses paid by issuance of common stock	-	-	2,055,124
Amortization and depreciation expense	-	-	22,062
Deferred compensation expense	-	-	400,000
Options issued for employee services	79,919	-	79,919
Gain on cancellation of amortization	-	-	(90,604)
Loss on disposal of assets	-	-	59,641

Change in assets & liabilities

Increase (decrease) in wages payable	157,252	(254,771)	436,580
Increase in interest payable	1,276	1,276	11,071
Increase (decrease) in related party payable	14,229	(43,230)	18,337
Increase in accrued expense	3.820	(94,551)	95,374
Net Cash used in operating activities	306	(550,822)	(424,198)

Cash Flow from Investing Activities
Acquisition of assets	-	-	(65,203)
Net cash used in investing activities	-	-	(65,203)

Cash Flow from Financing Activities
Proceeds received from issuance of stock	-	550,717	454,636
Proceeds received from officer advances	(2)	-	6,718
Payment of officers advances	-	-	-
Proceeds from bank overdraft	-	33	30,591
Payment on bank overdraft	(8)	-	(30,591)
Payment on line of credit	-	-	(842,156)
Proceeds received from line of credit	-	-	870,499
Net cash provided by financing activities	(10)	550,750	489,697
Net increase in cash	$296	$(72)	$296

Cash and cash equivalents at (Inception) June 30, 2006 and 2005	-	72	-

Cash and cash equivalents at June 30, 2006 and 2005	$296	$-	$551,921

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

The deferred tax asset and the valuation account is as follows at June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005
Deferred Tax Asset:
Deferred noncurrent tax asset Valuation Allowance	$1,824,762 (1,824,762)	$1,953,693 (1,953,693)
TOTAL	-	-

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

f. Earning (loss) per share (unaudited)(Restated)

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

	June 30,
	2006	2005
	(Restated)
Basic Earnings Per Share
Income (Loss) (numerator)	$(256,189)	$(159,546)
Shares (denominator)	51,820,458	50,820,458
	$.00	$.00

Fully Diluted Earnings Per Share
Income (Loss) (numerator)	$(256,189)	$(159,546)
Shares (denominator)	51,820,458	51,820,458
	$.00	$.00

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

NOTE 3 - Stock Options (Restated)

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $79,918 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended June 30, 2006. In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

		June 30, 2006
Net loss, as reported		$(256,189)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects		-
Less stock-based employee compensation expenses determined under fair value based method for all awards, net of related tax effects		(79,918)

Pro forma net loss		$(336,107)

Basic and diluted net loss per common share, as reported	$	( - )
Basic net loss per share, pro forma		$(0.00)
Diluted net loss per shore, pro forma	$	( - )

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

NOTE 7 – Restatement and Reclassification

We have restated our financial statements for the three and six months ended June 30, 2006, to reflect certain issues identified during regulatory review of our financial statement associated with the SEC from 10QSB filing on August 17, 2006 which is pending effectiveness as of the date of this 10QSB/A filing. Our management and our board of directors have concluded this restatement is necessary to reflect the changes described below. There was no effect on cash provided by operating activities or cash used by investing and financing activities as a result of these corrections.

Revisions affecting our balance sheet and statement of operations:

  Due to correction error on accounts payable, we have reduced the accounts payable by $356,477. We have restated the balance sheet to show the appropriated outstanding accounts payable. After the reclassification, there was no effect on our net income (loss) for the three and six months ended June 30, 2006. The retained earnings (deficit) was decreased to ($5,366,946).
  Reclassification of accrued expenses to note payable - related party and accrued compensation, we have reduced the accrued expense by $ 535,486 and reallocated to increase note payable – related party to $25,057 and accrued compensation to $510,428 . We have restated the balance sheet to show the appropriated outstanding accrued expense, note payable – related party and accrued compensation. After the reclassification, there was no effect on our net income (loss) for the three and six months ended June 30, 2006.
  During the three and six months ended June 30, 2006 the Company had adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R from APB Opinion No. 25, “Accounting for Stock Issued to Employees” method. We have since revised our balance sheet, statement of operations, and cash flow for the three and six months ended June 30, 2006 to reflect the adjustment to additional paid-in-capital and compensation expense recognized for grants of stock options to employees and directors. The net income (loss) had an increase in loss to ($256,190). The retained earnings (deficit) was increased to ($ 5,366,946 ).

A summary of the effects of these changes is as follows:

Intercontinental Resources, Inc. Formerly Anglotajik Minerals, Inc.
(A Company in the Exploration Stage)
Balance Sheets
For Six Months Ended June 30, 2006

	As Originally Reported	As Restated	Change
ASSETS

Current Assets
Cash	$296	$296	$-
Other Current Assets
Advance to Stockholder	2	2	-
Total Current Assets	298	298	-
Total Assets	$298	$298	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilites
Bank Overdraft	$-	$-	$-
Accounts Payable	-	-	-
Accrued Expenses	557,012	21,526	(535,486)	(b)
Accrued Compensation	-	510,428	510,428
Interest Payable	11,071	11,071	-
Notes Payable - Current	28,343	28,343	-
Note Payable - Related Party	-	25,057	25,057	(b)
Total Current and Total Liabilities	596,426	596,425	-

Stockholders' Deficit
Common Stock, $.001 Par Value, 300.000,000 Shares Authorized;
51,820,458 Shares Issued and Outstanding, repectively	51,820	51,820	-
Additional Paid-In Capital	5,089,545	4,718,999	79,918	(a)
Deficit Accumulated During the Development	(5,737,493)	(5,366,946)	(79,918)	(a)
Total Stockholders' Deficit	(596,128)	(596,127)	-

Total Liabilities and Stockholders' Equity	$298	$298	$-

(a) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
(b) Due to reclassification of accrued expense to accrued compensation and note payable – related party.

Intercontinental Rescources, Inc
Formerly Anglotajik Minerals, Inc
(A Company in the Exploration Stage)
Statement of Operations
For Six Months Ended June 30, 2006

	As Originally Reported	As Restated		Change

Revenue	-	-		-
Operating Costs and Expenses
Operating and administrative expenses	$174,995	$254,913		$79,918	(a)
Depreciation expense	-	-		-
Amortization expense	-	-		-

Total operating costs and expenses	174,995	254,913		79,918

Non-operating Income
Dividend income	-	-		-
Gain on cancellation of accounts payable	356,477	-		(356,477)	(c)
Loss on disposal of assets	(1,276)	(1,276)		-
Interest Expense

Total non-operating income	355,201	(1,276)		(356,477)	(c)
	180,206	(256,189)		-
Net loss before income taxes

Provision for income taxes	-	-		-

Net loss	$180,206	$(256,189)		$(276,559)

Loss per common share - basic	$0.00	$(0.01)	$

Weighted average common shares - basic	38,683,027	38,683,027

(a) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
(c) Due to decrease in payables.

Intercontinental Rescources, Inc
Formerly Anglotajik Minerals, Inc
(A Company in the Exploration Stage)
Statement of Operations
For Three Months Ended June 30, 2006

	As Originally Reported	As Restated		Change

Revenue	-	-
Operating Costs and Expenses
Operating and administrative expenses	$90,256	$130,215		$39,959	(a)
Depreciation expense	-	-		-
Amortization expense	-	-		-

Total operating costs and expenses	90,256	130,215		39,959

Non-operating Income
Dividend income	-	-		-
Gain on cancellation of accounts payable	356,477	-		(356,477)	(c)
Loss on disposal of assets	(638)	(638)		-
Interest Expense

Total non-operating income	355,839	(638)		(356,477)
	265,583	(130,853)		-
Net loss before income taxes

Provision for income taxes	-	-		-

Net loss	$265,583	$(130,853)		$(316,518)

Loss per common share - basic	$0.01	$(0.00)	$

Weighted average common shares - basic	38,683,027	38,683,027

(a) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
(b) Due to reclassification of Related Party Note Payable
(c) Due to decrease in payables.

Intercontinental Rescources, Inc
Formerly Anglotajik Minerals, Inc
(A Company in the Exploration Stage)
Statement of Cash Flow
For Six Months Ended June 30,2006

	As Originally Reported	As Restated	Change
Cash Flows from Operating Activities
Net loss	$180,206	$(256,189)	$(436,395)	(a)
Adjustment to reconcile net loss to net cash used in operating activities:			-
Expenses paid by issuance of common stock subscribed	-	-	-
Relief of payables by issuance of common stock	-	-	-
Expenses paid by issuance of common stock	-	-	-
Amortization and depreciation expense	-	-	-
Deferred compensation expense	-	-	-
Options Issued for employee services	-	79,918	79,918	(a)
Gain on cancellation of amortization	-	-	-
Loss on disposal of assets	-	-	-
Decrease in prepaid expense	-	-	-
Change in assets & liabilities
Increase (decrease) in accounts payable	(356,477)	-	356,477	(c)
Increase (decrease) in wages payable	157,252	157,252	-
Increase in interest payable	1,276	1,276	-
Increase (decrease) in related party payable	-	14,229	14,229	(b)
Increase in accrued expense	18,049	3,820	(14,229)	(b)
Net Cash used in operating activities	296	306	-

Cash Flow from Investing Activities
Acquisition of assets	-	-	-
Net cash used in investing activities	-	-	-

Cash Flow from Financing Activities
Proceeds received from issuance of stock	-	-	-
Proceeds received from officer advances	(2)	(2)	-
Payment of officers advances	-	-	-
Proceeds from bank overdraft	-	-	-
Payment on bank overdraft	(8)	(8)	-

Note 7 – RESTATEMENT AND RECLASSIFICATION (Continues)
Proceeds received from line of credit	-	-	-
Net cash provided by financing activities	-	-	-
Net increase (decrease) in cash	296	296	-

Cash and cash equivalents at (Inception) June 30, 2006	0	0	-

Cash and cash equivalents at June 30, 2006	$296	$296	$-

(a) Increase from restating compensation cost recognized for grants of stock options to employees and directors.
(b) Due to reclassification of Related Party Note Payable.
(c) Due to decrease in payables.

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

We are restating the Form 10-QSB ending June 30, 2006, due to the inability to locate invoices or documents to substantiate the Accounts Payables. The Accounts Payable was originally written off to the “Other Income” column during the period ending June 30, 2006 on Form 10QSB. During a regulatory review of period ending June 30, 2006, the Accounts Payable issue was concluded to have been a stating error, and should not be reflected in the “Other Income” column, but against the Retained Earnings.

June 30, 2006 versus 2005

Operating expenses for the period increased to $256,190 in 2006 compared to $159,546 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

Item 3 - Controls and Procedures

Evaluation of Controls and Procedures

Our Chief Executive Officer, who is our principal executive officer and also serves as our interim principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “evaluation date”). Based on this evaluation, the officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to management (including the principal executive officer) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

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

INTERCONTINENTAL RESOURCES, INC.

October 13, 2006	/s/	Matthew Markin
Dated		President, Acting Chief Financial Officer