Form 10QSB
period 2006-09-30
INTERCONTINENTAL RESOURCES, INC
filed 2006-11-17
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

           |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

           [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                OF THE EXCHANGE ACT

                  For the transition period from ________ to __________

                  Commission file number:  000-28481
                                           ---------


                            INTERCONTINENTAL RESOURCES, INC.
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


                            ANGLOTAJIK MINERALS, INC.
               15760 Ventura Blvd., Suite 700, Encino, California
                                 March 31, 2006
 ------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of September 30, 2006: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No |X|

                                      -ii-

PART 1  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

The accompanying unaudited financial statements of Intercontinental Resources Inc., formly known as Anglotajik Minerals, Inc., (the "Company"), have been prepared in accordance with generally acceptedaccounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2006 and its results of operations and its cash flows for the nine months ended September 30, 2006.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                                 Balance Sheets


                                                        September 30        December 31
                                                            2006               2005
                                                        (Unaudited)

                                     ASSETS           --------------      --------------
Current Assets
     Cash                                             $          25       $           -
                                                      --------------      --------------

Other Current Assets
    Advance to stockholder                                        2                   -
                                                      --------------      --------------

          Total current assets                                   27                   -
                                                      --------------      --------------

          Total assets                                           27                   -
                                                      ==============      ==============


              LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
Bank overdraft                                        $           -       $           8
Accounts payable                                                  -                   -
Accrued expenses                                             26,311              17,706
Accrued compensation                                        596,917             353,176
Interest payable                                             11,709               9,795
Note payable - current                                       28,343              28,343
Note payable - related party                                 28,507              10,828
                                                      --------------      --------------

     Total current and total liabilities                    691,787             419,856
                                                      --------------      --------------

Commitments and contingencies                                     -                   -

Stockholders' Deficit

Common Stock, $.001 Par Value, 300,000,000
  Shares Authorized; 51,820,458 Shares Issued
  and Outstanding, respectively                              51,820              51,820
Additional paid-in capital                                4,758,959           4,639,080
Deficit accumulated during development stage              5,502,539)        (5,110,756)
                                                      --------------      --------------

     Total Stockholders' Equity                            (691,760)          (419,856)
                                                      --------------      --------------

     Total liabilities and stockholders' equity                  27   $               -
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

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Operations
                                   (Unaudited)

                                                                                                             Cumulative
                                                                                                             During the
                                                                                                            Development
                                           For the Three Month Ended        For the Nine Month Ended           Stage
                                                 September 30,                    September 30,             September 30,
                                            2006             2005            2006               2005             2006
                                        -------------    ------------    -------------    -------------    --------------
Revenue
Operating costs and expenses

   Operating and administrative
    expenses                            $    134,954     $    76,734     $    389,868     $    235,003     $   5,343,011
   Depreciation expense                            -               -                -                -             5,562
   Amortization expense                            -               -                -                -            16,500
                                        -------------    ------------    -------------    -------------    --------------

   Total operating costs and expenses        134,954          76,734          389,868          235,003         5,365,073
                                        -------------    ------------    -------------    -------------    --------------

Loss from operations                        (134,954)        (76,734)        (389,868)        (235,003)       (5,365,073)

Other income (expense)
   Dividend income                                -               -                -                -             1,212
   Gain on cancellation of accounts
    payable                                        -               -                -                -            90,604
   Loss on disposal of assets                      -               -                -                -          (59,641)
                                        -------------    ------------    -------------    -------------    --------------
     Total non-operating income                    -               -                -                 -           32,175
                                        -------------    ------------    -------------    -------------    --------------

Interest expense                                (638)           (638)          (1,914)           (1,914)        (169,641)
----------------
                                        -------------    ------------    -------------    -------------    --------------


Net loss before income taxes                (135,592)        (77,372)        (391,782)         (236,917)      (5,502,539)
                                        -------------    ------------    -------------    -------------    --------------

Provision for income taxes                         -               -                -                -                 -

                                        =============    ============    =============    =============    ==============
           Net income (loss)                (135,592)        (77,372)    $   (391,782)    $   (236,917)    $  (5,502,539)
                                        =============    ============    =============    =============    ==============


Loss per common share - basic           $            -   $         -     $          -     $          -


Weighted average common shares - basic    38,683,027      51,820,458       38,683,027       51,820,458


   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                Cumulative
                                                                                                During the
                                                                                                Exploration
                                                              For the Nine Month Ended         Stage
                                                                    September 30,              September 30,
                                                              2006              2005              2006
                                                        --------------     -------------    ---------------
Cash Flows from Operating Activities
Net income (loss)                                       $    (391,782)     $   (236,917)    $   (5,502,539)
Adjustment to reconcile net loss to net cash
  used in operating activities:

    Relief of payables by issuance of common stock                  -                 -          1,855,244
    Expenses paid by issuance of common stock                       -                 -          2,055,124
    Amortization and depreciation expense                           -                 -             22,064
    Deferred compensation expense                                   -                 -            400,000
    Options issued for employee services                      119,879                 -            119,879
    Gain on cancellation of amortization                            -                 -           (90,604)
    Loss on disposal of assets                                      -                 -             59,641

Change in assets & liabilities

    Increase (decrease) in wages payable                       243,740         (188,773)           523,068
    Increase in interest payable                                1,914             1,914             11,709
    Increase (decrease) in related party payable               17,679           (41,558)            21,787
    Increase in accrued expense                                 8,605           (85,462)           100,158
                                                        --------------     -------------    ---------------
    Net Cash used in operating activities                          35          (550,796)          (424,469)
                                                        --------------     -------------    ---------------

Cash Flow from Investing Activities
Acquisition of assets                                               -                 -            (65,203)
                                                        --------------     -------------    ---------------
     Net cash used in investing activities                          -                 -            (65,203)
                                                        --------------     -------------    ---------------

Cash Flow from Financing Activities
Proceeds received from issuance of stock                            -           550,717            454,636
Proceeds received from officer advances                            (2)           35,286              6,718
Payment of officers advances                                        -                 -                  -
Proceeds from bank overdraft                                        -                 7             30,591
Payment on bank overdraft                                          (8)                -            (30,591)
Payment on line of credit                                           -                 -           (842,156)
Proceeds received from line of credit                               -                 -            870,499
                                                        --------------     -------------    ---------------
    Net cash provided by financing    activities                  (10)          550,724            489,697
                                                        --------------     -------------    ---------------
   Net increase in cash                                 $          25      $        (72)    $           25
                                                        --------------     -------------    ---------------

   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows
                                   (Unaudited)


Cash and cash equivalents at (Inception)
  September 30, 2006 and 2005                             -                72                -
                                             ---------------    --------------    -------------

Cash and cash equivalents at
  September 30, 2006 and 2005                $           25     $           -     $         25
                                             ===============    ==============    =============


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

b.Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2006 the Company held $25 in cash equivalents.

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

The deferred tax asset and the valuation account are as follows at September 30, 2006 and 2005:

                                             September 30,    September 30,
                                                 2006             2005
                                            ---------------  ---------------
       Deferred tax asset:
       Deferred noncurrent tax asset        $    1,870,863   $    1,979,999
       Valuation allowance                      (1,870,863)      (1,979,999)
                                            ---------------  ---------------
              Total                                      -                -
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

                                                       September 30,
                                          ------------------------------------
                                                 2006                2005
                                          -----------------  -----------------
Basic Earnings Per Share
     Income (Loss) (numerator)            $       (391,782)  $       (236,917)
    Shares (denominator)                        51,820,458         50,820,458
                                          -----------------  -----------------
                                          $           (.01)  $           (.00)
                                          =================  =================

  Fully Diluted Earnings Per Share
     Income (Loss) (numerator)            $       (391,782)  $       (236,917)
     Shares (denominator)                       51,820,458         51,820,458
                                          -----------------  -----------------
                                          $           (.01)  $           (.00)
                                          =================  =================



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

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYER'S ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87,88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company's consolidated financial statements.



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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2001 Equity Incentive Plan. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the nine months ended September 30, 2005 included: (a) compensation expense for all share based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $119,879 has been recognized for grants of options to employees and directors in the accompanying statements of operations with a associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the period ended September 30, NOTE 3 - Stock Options (Continues)

2006. In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

                                                   Nine Months Ended
                                                     September 30,
                                                         2005
                                                  -------------------
    Net loss, as reported                         $        (236,917)
    Plus stock-based employee compensation
      expense included in reported
    net loss, net of related tax effects                          -
    Less stock-based employee compensation
      expense determined under fair value
      based method for all awards, net of
      related tax effects                                  (119,879)

    Pro forma net loss                            $        (356,796)

    Basic and diluted net loss per common
      share, as reported                          $            ( - )
    Basic net loss per share, pro forma           $           (0.01)
    Diluted net loss per share, pro forma         $            ( - )




NOTE 4 - Related Party Transactions

The President of Anglotajik Minerals, Inc. advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $28,507 at September 30, 2006.

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


NOTE 6 - Commitments and Contingencies (Restated)

There were various claims and lawsuits pending against the Company, such as Merrill Lynch Canada Inc., which has expired under California Law, Statue of Limitation.

The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of September 30, 2006 is $28,343. Related interest of $11,709 has also been accrued by the Company.

Item 2  -  Management's Discussion and Analysis or Plan of Operation (Restated)

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the nine month period ended September 30, 2006.

Plan of Operation

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

We have no cash or cash equivalent resources, no lines of credit, nor any other source of funds. We are negotiating with various commercial funding sources to raise required capital but at this stage we have not yet received any commitments from any source for any amount of funding.

If we sell equity stock to raise capital, our current stockholders will experience substantial dilution of their shareholdings.


Uncertainty as to Certain Accounts Payable

     After much review of our corporate files, books and records, we were unable to locate invoices or documents to substantiate the Accounts Payables and Related Parties from previous management carried on our books. We have concluded during a regulatory review ending June 30, 2006 that the Accounts Payable and Related Parties were stated in error and should be written off against Retained Earnings.


September 30, 2006 versus 2005

     Operating expenses for the period increased to $391,782 in 2006 compared to $236,917 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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


Item 2  -  Changes in Securities

         None.

Item 3  -  Defaults Upon Senior Securities

         None.


Item 4  -  Submission of Matters to a Vote of Security Holders

         None.


Item 5  -  Other Information

         None.


Item 6  -  Exhibits and Reports on Form 8-K

         09-11-06  -  Item 5.03 (Change of Company Name)


         The following exhibits are filed herewith:

         Ex. 31            Certification of CEO / CFO
         Ex. 32            Certification of CEO / CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Intercontinentail Resources, Inc.


November 17, 2006                      /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer