Form 10KSB/A
period 2005-12-31
INTERCONTINENTAL RESOURCES, INC
filed 2007-03-29
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                 Amendment No. 2



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

     [ ] Check if there is no  disclosure  of  delinquent  filers in response to
     Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                            Yes __x__                  No _____


     State issuer's revenues for its most recent fiscal year: $0.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Uncertainty as to Certain Accounts Payable

After much review of our corporate files, books and records, we have concluded that $450,465 of our Accounts Payable and $356,477 of our Related Parties Payable carried forward from previous management was done so in error. To correct the error we have reduce the 2003 Retained Earnings by 806,942.

We are restating the Form 10-KSB ending December 31, 2005, due to a regulatory review of period ending June 30, 2006, the Accounts Payable and Related Parties Payable issue should not have been written off to "Other Income" column, but against Retained Earnings.


December 31, 2005 versus 2004

Operating expenses for the period decreased to $331,088 in 2005 compared to $413,191 for the comparable period in 2004. Executive compensation was $277,001, vs. 252,000 for fiscal year 2004 (see Item 10 - Executive Compensation below). As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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

ITEM 7.  FINANCIAL STATEMENTS.










                            ANGLOTAJIK MINERALS, INC.

                      (A company in the Exploration Stage)

                              FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                                C O N T E N T S


Report of Independent Registered Public Accounting Firm...................3

Balance Sheets............................................................4

Statements of Operations..................................................5

Statements of Stockholders' Equity........................................6

Statements of Cash Flows..................................................9

Notes to the Financial Statements........................................11

             Report of Independent Registered Public Accounting Firm


To the Audit Committee and Shareholders
Intercontinental Resources, Inc.(formerly known as Anglotajik Minerals, Inc.)

We have audited the accompanying balance sheets of Intercontinental Resources, Inc. (Formerly known as Anglotajik Minerals, Inc) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended and for the period December 31, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 14, 2006 except for Note 1, 5 and 8 dated October 3,2006.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                  Balance Sheet


                                                                    December 31,
                            ASSETS                                      2005
                                                                     (Restated)
                                                                    -----------
Current Assets
   Cash ..........................................................  $      --
                                                                    -----------
       Total Current Assets
                                                                    -----------

                                                                    -----------

       Total Assets ..............................................  $      --
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Bank Overdraft ...............................................  $         8
   Note Payable ..................................................       28,343
   Accounts Payable ..............................................         --
   Accrued Expenses ..............................................       17,706
   Accrued Compensation ..........................................      353,176
   Interest Payable
                                                                          9,795

   Note Payable - Related Party ..................................       10,828
                                                                    -----------

       Total Current and Total Liabilities .......................      419,856
                                                                    -----------

Stockholders' Deficit
   Common Stock, $.001 Par Value, 300,000,000 Shares Authorized;
     51,820,458 Shares Issued and Outstanding, respectively ......       51,820
   Additional Paid-In Capital ....................................    4,639,080
   Deficit Accumulated During the Exploration Stage ..............   (5,110,756)
                                                                    -----------

       Total Stockholders' Deficit ...............................     (419,856)
                                                                    -----------

       Total Liabilities and Stockholders' Deficit ...............  $      --
                                                                    ===========


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                            Statements of Operations


                                                                           Cumulative During
                                                 For the Years Ended       the Exploration
                                              December 31,    December 31,       Stage
                                                 2005            2004            2005
                                              (Restated)                     (Restated)
                                             ------------    ------------    ------------
Revenue ...................................          --              --              --
                                             ------------    ------------    ------------
Operating Costs and Expenses

  Operating and
  administrative expenses .................  $    328,536    $    410,639    $  4,953,142
   Depreciation expense ...................          --              --             5,562
   Amortization expense ...................          --              --            16,500
                                             ------------    ------------    ------------

   Total operating costs and expenses .....       328,536         410,639       4,975,204
                                             ------------    ------------    ------------

Loss from operations ......................      (328,536)       (410,639)     (4,975,204)
                                             ------------    ------------    ------------

Non-operating Income
   Dividend income ........................          --              --             1,212
   Gain on cancellation of contracts.......          --              --            90,604
   Loss on disposal of assets .............          --              --           (59,641)
                                             ------------    ------------    ------------

       Total non-operating income .........          --              --            32,175
                                             ------------    ------------    ------------

Interest Expense ..........................        (2,552)         (2,551)       (167,727)
                                             ------------    ------------    ------------
Net loss before income taxes                     (331,088)       (413,190)     (5,110,756)

Provision for income taxes ................          --              --              --
                                             ------------    ------------    ------------

      Net loss ............................  $   (331,088)   $   (413,190)   $ (5,110,756)
                                             ============    ============    ============

Loss per common share - basic .............  $      (0.01)   $      (0.02)   $


Weighted average common shares - basic ....     35,425,663      19,120,458


   The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2005




                                           Common Stock                                                Accumulated
                               --------------------------------------                  Additional     Deficit During
                                                                         Deferred        Paid-In        Exploration
                                   Shares    Amount      Subscribed    Compensation      Capital          Stage
                               ----------- ------------ ------------ --------------- --------------- -----------------

Issuance of shares to
 Company's officers and
 directors for cash
 in August 1997                     1,469  $         2            -   $           -    $      9,999    $            -

Net loss for the year ended
 December 31, 1997                      -            -            -               -               -              (998)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance December 31, 1997           1,469            2            -               -           9,999              (998)

Shares issued for cash at
 $135.81 per share less
 $5,365 issuance cost               1,469            1            -               -         194,634                 -

Shares issued for
 distribution rights at
 $136.05 per share                    147            -            -               -          20,000                 -

Net loss for the year ended
 December 31, 1998                      -            -            -               -               -           (34,513)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance December 31, 1998           3,084            3                                      224,633           (35,511)


Cancellation of shares             (1,615)           2            -               -         (19,998)                -

Shares issued for patent
 rights at $142.86 per share          140            -            -               -          20,000                 -

Shares issued for services
 at $147.06 per share                  17            -            -               -           2,500                 -

Net loss for the year ended
 December 31, 1999                      -            -            -               -               -          (806,793)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 1999          1,626            1            -               -         227,135          (842,304)

Shares issued for services
 at $14,920.60 per share                5            -            -               -          74,603                 -

Cancellation of shares for
 patent rights                       (140)           -            -               -         (20,000)                -

Shares issued for services
 at $10,500.00 per share                7            -            -               -          73,500                 -

Net loss for the year ended
 December 31, 2000                      -            -            -               -               -        (1,305,397)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2000          1,498            1            -               -         355,238        (2,147,701)


                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2005




                                           Common Stock                                                Accumulated
                               --------------------------------------                  Additional     Deficit During
                                                                         Deferred        Paid-In        Exploration
                                   Shares    Amount      Subscribed    Compensation      Capital          Stage
                               ----------- ------------ ------------ --------------- --------------- -----------------

Shares issued to retire
 accounts payable at
 $100.10 per share                  2,098    $       2            -    $          -    $    209,998    $            -

Shares issued to retire
 accounts payable for
 $1.52 per share                  419,580          420                            -         637,505                 -

Shares issued for services
 at $46.48 per share               13,986           14            -               -         649,986                 -

Deferred compensation for
 issuance of 13,986 options             -            -            -        (400,000)        400,000                 -

Deferred compensation expense           -            -            -          20,000               -                 -

Net loss for the year ended
 December 31, 2001                      -            -            -               -               -          (867,521)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2001        437,162          437            -        (380,000)      2,252,727        (3,015,222)

Shares issued for services
 at $3.58 per share                20,979           21            -          74,979               -                 -

Shares issued for mining
 rights at $3.58 per share         27,972           28            -          99,972               -                 -

Shares issued for cash
 at $17.88 per share               13,986           14            -         249,986               -                 -

Shares issued for services
 at $11.44 per share               27,972           28            -         319,972               -                 -

Shares issued for mining
 rights at $3.58 per share        111,888          112            -         399,888               -                 -

Shares issued for services at
 $11.44 per share                  27,972           28            -         319,972               -                 -

Share subscribed to relieve
 liabilities and services
 at $1.00 per share                     -            -       88,000               -               -                 -


The accompanying notes are an integral part of these financial statements.

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2005



                                           Common Stock                                                 Accumulated
                               --------------------------------------                  Additional     Deficit During
                                                                         Deferred        Paid-In        Exploration
                                   Shares    Amount      Subscribed    Compensation      Capital          Stage
                               ----------- ------------ ------------ --------------- --------------- -----------------


Deferred compensation cost              -   $        -            -   $     100,000   $           -   $             -

Net loss for the year ended
 December 31, 2002                      -            -            -               -               -          (772,010)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2002        667,932          668       88,000        (280,000)      3,717,496        (3,787,232)


Shares issued to relieve
 common stock subscribed            7,692            8      (88,000)              -          87,992                 -

Cancellation of shares for
 mining rights                   (139,860)        (140)           -               -        (499,860)                -

Shares issued for relief of
 accrued expenses at $4.83
 per share                          2,797            3            -               -          13,497                 -


Shares issued to relieve
 payables at $7.15 per share       13,986           14            -               -          99,986                 -

Shares issued to an officer to
 relieve officer advances
 at $0.35 per share               286,713          286            -               -          99,714                 -

Shares issued to an officer
 for services at $0.36
 per share                        279,721          280            -               -          99,720                 -

Shares issued to relieve
 interest payables at $0.009
 per share                     16,999,984       17,000            -               -         133,519                 -

Shares issued for services
 at $0.37 per share             1,000,000        1,000            -               -         369,000                 -

Rounding due to 1:43 reverse
 split and a 2:1 forward split      1,493            1            -               -               -                 -

Deferred compensation cost              -            -            -         280,000               -                 -

Correction of prior period
 error on accounts payable              -            -            -               -               -           356,477

Correction of prior period
 error on note payable -
 related party                          -            -            -               -               -           450,465

                               ----------- ------------ ------------ --------------- --------------- -----------------

Net loss for the year ended
 December 31, 2003                      -            -            -               -               -        (1,386,188)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2003      19,120,458       19,120           -               -       4,121,063        (4,366,478)


                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)

                       Statements of Stockholders' Deficit

                From December 31, 1998 through December 31, 2005


                                           Common Stock                                                Accumulated
                               --------------------------------------                  Additional     Deficit During
                                                                         Deferred        Paid-In        Exploration
                                   Shares    Amount      Subscribed    Compensation      Capital          Stage
                               ----------- ------------ ------------ --------------- --------------- -----------------


Net loss for the year ended
 December 31, 2004                      -            -            -               -               -          (413,190)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2004     19,120,458       19,120            -               -       4,121,063        (4,779,668)

Shares issued to settle
 accounts payable for
 consulting services at
 $0.009 per share               3,916,434        3,916            -               -          30,369                 -

Shares issued to settle
 accounts payable for
 printing and reproduction                                        -               -          31,320                 -
 services at $0.009
 per share                      3,916,434         3,916           -               -          31,320                 -

Shares issued to settle
 debts to President and
 shares issued for stock-
 based compensation at
 $0.017 per share              24,867,132        24,867           -               -         456,328                 -


Net loss for the year ended
 December 31, 2005                      -             -           -               -               -          (331,088)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2005     51,820,458   $   51,820            -   $           -   $   4,639,080   $    (5,110,756)
                               =========== ============ ============ =============== =============== =================


   The accompanying notes are an integral part of these financial statements.

                  Anglotajik Minerals, Inc.
            (A Company in the Exploration Stage)
                  Statements of Cash Flows


                                                  For the Years Ended            Cumulative
                                                     December 31,                During the
                                                  For the Years Ended            Exploration
                                                     December 31,                   Stage
                                           ----------------------------------    December 31,
                                                2005                2004             2005
                                             (Restated)                           (Restated)
                                           ----------------  ---------------   --------------

 Cash Flows from Operating Activities

 Net loss                               $        (331,088)   $     (413,190)   $    (5,110,756)

 Adjustment to reconcile net loss to net
 cash used in operating activities:

     Stock issued for stock-based
     employee compensation                          70,125                 -          1,912,844
     Stock issued for services                           -                 -          1,969,181
     Amortization and depreciation
     expense                                             -                 -             22,062
     Deferred compensation expense                       -                 -            400,000
     Gain on cancellation of
     amortization                                        -                 -           (90,604)
     Loss on disposal of assets                          -                 -             59,641

  Change in assets & liabilities:
     Increase (decrease) in
     accounts    payable                                 -           (3,629)                  -
     Increase (decrease) in wages
     payable                                       234,427           252,000            279,328
     Increase (decrease) in note
     payable                                                                             28,343
     Increase in interest payable                    2,552             2,551              9,795
     Increase (decrease) in related
     party payable                                  14,347                 -             10,828
     Increase in accrued expense                     9,573           124,961             91,554
                                           ----------------     -------------    ---------------
     Net Cash used in operating                        (64)           37,307           (417,784)
     activities
                                           ----------------     -------------    ---------------

 Cash Flow from Investing Activities
 Acquisition of assets                                   -                 -            (65,203)
                                           ----------------     -------------    ---------------
 Net cash used in investing activities                   -                 -            (65,203)

                                           ----------------     -------------    ---------------

 Cash Flow from Financing Activities

 Proceeds received from issuance of
 stock                                                   -                 -            454,636

 Proceeds from bank overdraft                           (8)                -             30,591

 Payment on bank overdraft                               -                 -            (30,583)
 Payment on line of credit                               -                 -           (842,156)

 Proceeds received from line of credit                   -                 -            870,499
                                           ----------------     -------------    ---------------
 Net cash provided by financing activities              (8)           36,785            482,987
                                           ----------------     -------------    ---------------


                  Anglotajik Minerals, Inc.
            (A Company in the Exploration Stage)
                  Statements of Cash Flows


                                                  For the Years Ended            Cumulative
                                                     December 31,                During the
                                                  For the Years Ended            Exploration
                                                     December 31,                   Stage
                                           ----------------------------------    December 31,
                                                2005                2004             2005
                                             (Restated)                           (Restated)
                                           ----------------  ---------------   --------------

 Net increase (decrease) in cash                       (72)            (522)               -

 Cash and cash equivalents at (Inception)
 December 31, 2005 and 2004                             72              594                -

 Cash and cash equivalents at December 31,
 2005 and 2004                              $            -    $          72     $          -
                                           ================  ===============   ==============


During the years ended December 31, 2005 and 2004, no amounts were paid for either interest or income taxes.


In March 2005, the company issued restricted common shares to satisfy debts occurred in 2003 and 2004. The company issued 3,916,434 in restricted common shares for 2004 printing and reproduction expense valued at $35,237, as well as 3,916,434 in restricted common shares for 2004 consulting expense valued at $34,285. The company issued 24,867,132 restricted common shares in lieu of the company's debt to the President for 2003 and 2004 for wages payable of $320,773, advance from shareholder of $47,376 and vacation accrued of $42,922, and 2005 wages payable of $66,000 and vacation accrued of $4,125.


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

   The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                      December 31,
                                                 -----------------------
                                                    2005         2004
                                                 (Restated)
                                                -----------  -----------
      Deferred tax asset:
      NOL Carryforward ....................... $ 1,737,657  $ 1,899,447
      Valuation allowance ....................  (1,737,657)  (1,899,447)
                                                -----------  -----------
      Total ..................................           -            -
                                                ===========  ===========



The components of Income Tax expense are as follows:

                                                      December 31,
                                                ------------------------
                                                    2005         2004
                                                -----------  -----------
       Current Federal Tax .................            -            -
       Current State Tax ...................            -            -
       Change in NOL benefit ...............      (112,570)    (140,484)
       Change in allowance .................       112,570      140,484
                                                -----------  -----------
                                                $        -   $        -
                                                -----------  -----------

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

                                                    December 31,
                                            ------------------------
                                                 2005             2004
                                            ------------      ------------
  Basic Earnings Per Share ...............  $  (331,088)      $  (413,190)
         Income (Loss) (numerator) .......   32,425,663        19,120,458
                                            ------------      ------------
         Shares (denominator) ............  $      (.01)      $      (.02)
                                            ============      ============


Fully Diluted Earnings Per Share .........  $  (331,088)      $  (413,190)
             Income (Loss) (numerator) ...   32,425,663        19,819,759
                                            ------------      ------------
Shares (denominator)......................  $      (.01)      $      (.02)
                                            ============      ============


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

                                                          December 31,
                                                       2005          2004
                                                   -----------   -----------
Net loss:
                As reported ....................   $   331,088   $   413,190
                Pro forma ......................   $   331,088   $   415,504

Loss per share:
                As reported ....................   $       .01   $       .02
                Pro forma ......................   $       .01   $       .02


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

NOTE 4 - Related Party Transactions

During the years ended December 31, 2005, and 2004, the Company charged $0 and $38,285, respectively, to consulting expense rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $0 and $0 at December 31, 2005, and 2004. The Company's president has an accrued wages balance of $279,328 at December 31, 2005.

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


NOTE 5 - Stockholders' Deficit


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


In March 2005, the company issued restricted common shares to satisfy debts occurred in 2003 and 2004. The company issued 3,916,434 in restricted common shares for 2004 printing and reproduction expense valued at $35,237, as well as 3,916,434 in restricted common shares for 2004 consulting expense valued at $34,285. The company issued 24,867,132 restricted common shares in lieu of the company's debt to the President for 2003 and 2004 for wages payable of $320,773, advance from shareholder of $47,376 and vacation accrued of $42,922, and 2005 wages payable of $66,000 and vacation accrued of $4,125.


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


A summary of the effects of these changes is as follows:

================================================================================================================================
                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                                 Balance Sheets
                        For Year Ended December 31, 2005
-------------------------------------------------------------------------------------------------------------------------------

                                                                               As
                                                                           Originally
                                                                            Reported       As Restated        Change
                  ASSETS                                                 -------------    -------------    -------------

Current Assets

    Cash .............................................................   $          -     $          -     $          -
                                                                         -------------    -------------    -------------
           Total Current Assets ......................................              -                -                -
                                                                         -------------    -------------    -------------

           Total Assets ..............................................   $          -     $          -     $          -
                                                                         =============    =============    =============

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Bank Overdraft ...................................................   $          8     $          8     $          -
    Accounts Payable .................................................        356,477                -         (356,477)   (b)
    Accrued Expenses .................................................        381,710           17,706         (364,004)   (c)
    Accrued Compensation .............................................              -          353,176          353,176    (c)
    Interest Payable .................................................          9,795            9,795                -
    Notes Payable - Current ..........................................         28,343           28,343                -
    Note Payable - Related Party .....................................        450,465           10,828         (439,637)   (c)(b)
                                                                         -------------    -------------    -------------



     Total Current and Total Liabilities .............................      1,226,798          419,856         (806,942)


Stockholders' Deficit
    Common Stock, $.001 Par Value, 300.000,000
    Shares Authorized; 51,820,458 Shares Issued
    and Outstanding, respectively ....................................         51,820           51,820               -

    Additional Paid-In Capital .......................................      4,639,080        4,639,080               -

    Deficit Accumulated During the Exploration Stage .................     (5,917,698)      (5,110,756)         806,942    (a)
                                                                         -------------    -------------    -------------



           Total Stockholders' Deficit ...............................     (1,226,798)        (419,856)         806,942



           Total Liabilities and Stockholders' Deficit ...............              -                -                -
                                                                         =============    =============    =============
-------------------------------------------------------------------------------------------------------------------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party.
================================================================================================================================

                               Anglotajik Minerals, Inc
                         (A Company in the Exploration Stage)
                               Statements of Operations
                           For Year Ended December 31, 2005

                                                As
                                            Originally          As
                                            Reported        Restated            Change
                                           -------------    -----------     ------------
Revenue
                                                      -              -                -
                                           -------------    -----------     ------------
Operating Costs and Expenses

Operating and administrative expenses      $    328,536     $  328,536      $         -
   Depreciation expense                               -              -                -
   Amortization expense                               -              -                -
                                           -------------    -----------     ------------

  Total operating costs and expenses            328,536        328,536                -
                                           -------------    -----------     ------------

Non-operating Income

   Dividend income                                    -              -                -
   Gain on cancellation of contracts                  -              -                -
   Loss on disposal of assets                         -              -                -
   Interest Expense                              (2,552)        (2,552)               -
                                           -------------    -----------     ------------

       Total non-operating income                (2,552)        (2,552)               -
                                           -------------    -----------     ------------

Net loss before income taxes                   (331,088)      (331,088)               -

Provision for income taxes
                                                      -              -                -
                                           -------------    -----------     ------------

      Net loss
                                           $   (331,088)    $ (331,088)     $         -
                                           =============    ===========     ============

Loss per common share - basic              $      (0.01)    $    (0.01)     $

Weighted average common shares -
basic                                        51,820,458     34,425,663

                            Anglotajik Minerals, Inc
                      (A Company in the Exploration Stage)
                             Statement of Cash Flow
                        For Year Ended December 31, 2005


====================================================================================================================
                                                                           As
                                                                       Originally
                                                                        Reported      As Restated      Change
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

    Net loss .......................................................  $  (331,088)   $  (331,088)   $         -

Adjustments to reconcile net loss to net cash used in operating activities:

    Stock issued for stock-based employee compensation .............            -         70,125         70,125 (c)
    Stock issued for service .......................................            -              -              -
    Expenses paid by issuance of common stock ......................       32,700              -        (32,700)
    Amortization and depreciation expense ..........................            -              -              -
    Deferred compensation expense ..................................            -              -              -
    Gain on cancellation of amortization ...........................            -              -              -
    Loss on disposal of assets .....................................            -              -              -
    Decrease in prepaid expense ....................................            -              -              -

Change in assets & liabilities:

    Increase (decrease) in accounts payable ........................            -              -              -
    Increase (decrease) in wages payable ...........................     (109,772)       234,427        344,199 (c)
    Increase in interest payable ...................................        2,552          2,552              -
    Increase (decrease) in related party payable ...................            -         14,347         14,347 (c)
    Increase in accrued expense ....................................      (79,462)         9,573         89,035 (c)
                                                                      ------------   ------------   ------------

    Net Cash used in operating activities ..........................     (485,070)           (64)       485,006 (c)
                                                                      ------------   ------------   ------------

Cash Flow from Investing Activities

    Deposits paid ..................................................            -              -              -
    Purchase of fixed assets .......................................            -              -              -
                                                                      ------------   ------------   ------------
       Net cash used in investing activities .......................            -              -              -
                                                                      ------------   ------------   ------------

Cash Flow from Financing Activities

    Proceeds received from issuance of stock .......................      518,017              -       (518,017 (c)
    Proceeds received from officer advances ........................      (33,027)             -         33,027 (c)
    Proceeds from bank overdraft ...................................            8             (8)           (16)(c)
    Payment on bank overdraft ......................................            -              -              -
    Payment of officers advances ...................................            -              -              -
    Payment on line of credit ......................................            -              -              -
    Proceeds received from line of credit ..........................            -              -              -
                                                                      ------------   ------------   ------------
       Net cash provided by financing activities ...................      484,998             (8)      (485,006)(c)
                                                                      ------------   ------------   ------------
       Net increase (decrease) in cash .............................          (72)           (72)             -
       Cash and cash equivalents at (Inception) December 31, 2005 ..           72             72              -
                                                                      ------------   ------------   ------------

       Cash and cash equivalents at December 31, 2005 ..............  $         -    $         -    $         -
                                                                      ============   ============   ============
-------------------------------------------------------------------------------------------------------------------
   (a) Increase due to reclassification of payable.
   (b) Decrease due to reclassification of payable.
   (c) Due to reclassification of accrued expense to accrued compensation and note payable - related party.
====================================================================================================================

                                    PART III
Item 8. Changes in and disagreements with accountants on accounting and financial disclosures.

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

     On April 7, 2004 we filed with the SEC amended Current Report of Form 8-K disclosing information about the change of auditing firms. A statement by Mark Bailey and Co. was included as Exhibit 16 to that amended Current Report. The information disclosed under Item 4 of that amended Current Report as well as the entire Exhibit 16 thereto are incorporated by reference into this Annual Report.



Item 8a.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our Chief Executive Officer, who is our principal executive officer and also serves as our interim principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "evaluation date"). Based on this evaluation, the officer has concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to management (including the principal executive officer) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the company.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

     There were no changes in our internal control over financial reporting during the year ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8b.  Other Information

     None.

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


==============================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)
------------------------------ ----------- ------------ ---------- ------------  -------------

                                  2005       277,001(1)        0          0              0
Matthew Markin                 ----------- ------------ ---------- ------------  -------------
President, CEO                    2004       252,000(1)        0          0              0
                               ----------- ------------ ---------- ------------  -------------
                                  2003       120,000(1)        0    100,000(2)     699,301(3)

------------------------------ ----------- ------------ ---------- ------------  -------------

Randy Miller                      2003        68,100(4)        0          0              0
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

============================================================================================================
                   TITLE OF CLASS                                                 AMOUNT AND
                       NAME AND ADDRESS OF                                         NATURE OF
                        BENEFICIAL OWNER                   POSITION               BENEFICIAL       PERCENT
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





ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

                                            ANGLOTAJIK MINERALS INC.


Dated: March 29, 2007                        /s/ Matthew Markin

                                            ----------------------------------
                                            President, Chief Executive Officer





     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Matthew Markin             President, Chief Executive       March 29, 2007
--------------------------     Officer, Acting Chief

                               Financial Officer, Secretary,
                               Principal Accounting Officer,
                               Sole Director