Form 10KSB
period 2006-12-31
INTERCONTINENTAL RESOURCES, INC
filed 2007-04-13
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-28481

                        INTERCONTINENTAL RESOURCES, INC.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        NEVADA                        86-0891931
        --------------------------------------- ------------------------
             (State or jurisdiction of              (I.R.S. Employer
           incorporation or organization)          Identification No.)


         9454 Wilshire Blvd., Suite 301, Beverly Hills, California 90212
    ------------------------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


                                 (310) 887-4416
                           --------------------------
                           (Issuer's telephone number)


                            ANGLOTAJIK MINERALS, INC
               15760 Ventura Blvd., Suite 700, Encino, California
             ------------------------------------------------------
                 (Former name, former address, and former fiscal
                      year, if changed since last report)



        Securities registered under Section 12(b) of the Exchange Act:

                    None.


        Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. (1) Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X] Yes [ ] No

     Issuer's revenues for its most recent fiscal year: $0.

     The average bid and asked price of common equity, within the past 60 days from December 29, 2006 was $.005.

     As of March 26, 2007 Issuer had 51,820,458 shares of its $0.001 par value common stock outstanding.


     Transitional Small Business Disclosure Format: Yes [  ] No [X]

     Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND OF THE COMPANY

     Intercontinental Resources, Inc, formerly known as Anglotajik Minerals, Inc., (the "Company") was incorporated August 1, 1997 in Nevada as Meximed Industries to develop and produce a non-reusable medical syringe. We later abandoned that business, as we lacked sufficient capital resources. In January 1999 we changed our name to Digital Video Display Technology Corp. and obtained a license to market a patented audio video jukebox technology in Canada and in five U.S. states. However, disagreements arising out of contractual relationships impeded the development of the business. In July 2001 we changed our name to Iconet, Inc. in connection with a proposal to build the jukeboxes and sell them back to the licensor of the technology, but owing to changing technology and to disagreements among our board as to the future direction the company should take, we eventually abandoned that business as well.

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

BUSINESS OF THE COMPANY

     We have suspended our proposed activities in mineral exploration in the Republic of Tajikistan because our inability to secure funding, and are currently exploring other business opportunities. Our ability to resume mineral exploration, or to acquire or start another business, will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain.

We have suspended pursuing what we had perceived to be promising opportunities in mineral exploration. Since mid-2003 we have been in negotiation with officials of the Republic of Tajikistan to acquire interests in certain properties that have known occurrences of valuable minerals, including gold, silver, tungsten, aluminum, and perhaps others. We do not currently have a producing mine or reserves of ore.

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

     We no longer are engaged in discussions with officials of the government of Tajikistan regarding the acquisition of exploration rights to certain properties where mineral deposits are known to exist. In March of 2004 we completed a formal agreement with the Tajikistan Ministry of Industry granting us exclusive mineral exploration and development rights in a 400 square kilometer area of southeastern Tajikistan known as the Rushan Complex. See Item 2 - Description of Property.

     We had entered into key-employee contracts with two Tajik nationals who will assist us in business development there, to include establishing and managing our Tajikistan offices and corporate infrastructure, liaison with the appropriate ministers and other federal and local governmental authorities, translation, and various other functions which may be important or essential to the establishment and continuation of our proposed exploration activities (see "Employees" below). At an appropriate future date, we intend to either employ or contract appropriate experts in the field of mineral exploration.

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

     We currently have no cash or sources of financing. Our President has advanced funds to us for our business planning activities, but is under no obligation to continue to do so. We are attempting to obtain equity financing in the form of a private placement of our stock so that we can commence resume mineral exploration, or to acquire or start another business, will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain.

FACILITIES

     We currently occupy office space provided to us at no cost by our President, Matthew Markin. Mr. Markin is under no obligation to continue to provide us free office space for any period of time in the future. Our offices are located at 9454 Wilshire Blvd., Ste 301, Beverly Hills, California 90212. Our telephone number is (310) 887-4416 and our fax number is (310)887-4417.

EMPLOYEES

     We currently have no employees except for the one director.

RISK FACTORS

     An investment in our securities involves certain risks, including those enumerated below. You should consider the following specific risks before making an investment in our securities.

WE MAY NOT BE ABLE TO CONTINUE IN BUSINESS.

      Our independent auditor's report for the year ended December 31, 2006 expresses substantial doubt about our ability to continue as a going concern. Inasmuch as we are in the exploration stage and do not know when, if ever, we will generate revenues from operations, unless we raise additional capital or obtain some other source of funding, we will have to discontinue operations which could result in a loss on your investment.

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

WE EXPECT TO ISSUE ADDITIONAL COMMON SHARES IN THE FUTURE WHICH WOULD DILUTE THE OUTSTANDING SHARES.

     As of December 31, 2006, approximately 281,881,035 shares of our common stock were authorized but un-issued. The 699,301 reserved for the possible exercise of options has been rescinded as of November 15, 2006 when the Company decided to cancel all stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The approximately 281,881,035 shares may be issued in the future without stockholder approval. The prices at which we sell these securities and other terms and provisions will depend on prevailing market conditions and other factors in effect at that time, all of which are beyond our control. Shares may be issued at prices which are less than the then-current market price of our common stock.

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


FORWARD LOOKING STATEMENTS

     This Current Report contains "forward-looking statements." Forward-looking statements involve known and unknown risks and uncertainties that may cause the company's actual results in future periods to differ materially from forecasted results. These may include statements contained under "Risk Factors," "Management's Discussion and Analysis" and "Business." The following statements are or may constitute forward-looking statements:

     o statements before, after or including the words "may," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," estimate" or "continue" or the negative or other variations of these words; and

     o    other statements about matters that are not historical facts.

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

     Under the California Law, Statute of Limitation, the pending lawsuit has expired.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the period.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We have one class of equity security designated as common stock, $.001 par value, of which on December 31, 2006 51,820,458 shares were outstanding among 68 shareholders of record plus an unknown number of street name holders. Our common stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") using the symbol "ICNR".

     Following is a chart of the approximate high and low bid prices for our shares during the indicated periods. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                   Quarter End             High Bid           Low Bid
             --------------------     ---------------    ----------------
                  March 31, 2006       $       0.006      $        0.006
                   June 30, 2006       $      0.0065      $       0.0065
              September 30, 2006       $       0.004      $        0.004
               December 31, 2006       $      0.0045      $       0.0041


    As of November 15, 2006, the Company has decided to rescind all stock option plans that provided for stock-based employee compensation, including the granting of stock options to certain key employees. The outstanding stock options to purchase 699,301 common shares at $.21 per share until July 2011 has been rescinded and there are no stock options open at December 31, 2006.

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



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

     We are in the development stage and have no revenues from operations, nor do we expect revenues for the foreseeable future. To date, we have funded our various business activities through advances from officers and stockholders and through the issuance of equity stock. Our officers are under no obligation to continue to provide advances to us.

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


December 31, 2006 versus 2005

     Operating expenses for the period increased to $400,702 in 2006 compared to $331,088 for the comparable period in 2005. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

ITEM 7.  FINANCIAL STATEMENTS.









                        Intercontinental Resources, Inc.

                       Formerly Anglotajik Minerals, Inc.

                      (A Company in the Development Stage)

                              FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

                               C O N T E N T S


    Report of Independent Registered Public Accounting Firm........

    Balance Sheet..................................................

    Statements of Operations.......................................

    Statements of Stockholders' Deficit............................

    Statements of Cash Flows.......................................

    Notes to the Financial Statements..............................

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Intercontinental Resources, Inc.
(formerly known as Anglotajik Minerals, Inc.)
Beverly Hills, California

We have audited the accompanying balance sheet of Intercontinental Resources, Inc. (formerly Anglotajik Minerals, Inc.) as of December 31, 2006 , and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005, and for the period December 31, 1998 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Intercontinental Resources, Inc. (formerly Anglotajik Minerals, Inc.), as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period December 31, 1998 (inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has a working capital deficit and has suffered recurring operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 30, 2007

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                                  Balance Sheet



                                                             December 31
              ASSETS                                           2006
                                                        -------------------
Current Assets
     Cash                                               $               86
                                                        -------------------

Other Current Assets
    Advance to stockholder                                               2
                                                        -------------------

          Total current assets                                          88
                                                        -------------------

          Total assets                                                  88
                                                        ===================


     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
Accrued expenses                                                    62,640
Accrued compensation                                               683,404
Interest payable                                                    12,347
Note payable - current                                              28,343
Advances - related party                                            33,912
                                                        -------------------

     Total current and total liabilities                           820,646
                                                        -------------------

Commitments and contingencies                                            -

Stockholders' Deficit

Common Stock, $.001 Par Value, 300,000,000
  Shares Authorized; 51,820,458 Shares
Issued and Outstanding, respectively                                51,820
Additional paid-in capital                                       4,639,080
Deficit accumulated during the development stage                (5,511,458)
                                                        -------------------

     Total Stockholders' deficit                                  (820,558)
                                                        -------------------

     Total liabilities and stockholders' deficit        $               88
                                                        ===================




   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Operations




                                                                                 Cumulative During
                                                                                  the Exploration
                                                      For the Years Ended              Stage
                                                          December 31,              December 31,
                                                       2006             2005            2006
                                                --------------   -------------   -----------------
Revenue                                                     -               -                  -
                                                --------------   -------------   -----------------
Operating Costs and Expenses
  Operating and administrative expenses         $     398,150    $    328,536    $     5,351,292
   Depreciation expense                                     -               -              5,562
   Amortization expense                                     -               -             16,500
   Total operating costs and expenses                 398,150         328,536          5,373,354
                                                --------------   -------------   -----------------

Loss from operations                                (398,150)       (328,536)        (5,373,354)

Non-operating Income
   Dividend income                                          -               -              1,212
   Gain on cancellation of contracts                        -               -             90,604
   Loss on disposal of assets                               -               -           (59,641)
                                                --------------   -------------   -----------------
       Total non-operating income                           -               -             32,175
                                                --------------   -------------   -----------------


Interest Expense                                      (2,552)         (2,552)          (170,279)
----------------
                                                --------------   -------------   -----------------
                                                    (400,702)       (331,088)        (5,511,458)
Net loss before income taxes

Provision for income taxes                                  -               -                  -
                                                --------------   -------------   -----------------

      Net loss                                  $   (400,702)    $  (331,088)    $   (5,511,458)
                                                ==============   =============   =================

Loss per common share - basic                   $      (0.01)    $     (0.01)

Weighted average common shares - basic             38,683,027      35,425,663



   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2006

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


                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2006



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

                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2006

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


                            Anglotajik Minerals, Inc.
                      (A Company in the Exploration Stage)
                       Statements of Stockholders' Deficit
                From December 31, 1998 through December 31, 2005


                                           Common Stock                                                Accumulated
                               --------------------------------------                  Additional     Deficit During
                                                                         Deferred        Paid-In        Exploration
                                   Shares    Amount      Subscribed    Compensation      Capital          Stage
                               ----------- ------------ ------------ --------------- --------------- -----------------


Net loss for the year ended
 December 31, 2004                      -            -            -               -               -          (413,190)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2004     19,120,458       19,120            -               -       4,121,063        (4,779,668)

Shares issued to settle
 accounts payable for
 consulting services at
 $0.009 per share               3,916,434        3,916            -               -          30,369                 -

Shares issued to settle
 accounts payable for
 printing and reproduction                                        -               -          31,320                 -
 services at $0.009
 per share                      3,916,434         3,916           -               -          31,320                 -

Shares issued to settle
 debts to President and
 shares issued for stock-
 based compensation at
 $0.017 per share              24,867,132        24,867           -               -         456,328                 -


Net loss for the year ended
 December 31, 2005                      -             -           -               -               -          (331,088)
                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2005     51,820,458   $   51,820            -   $           -   $   4,639,080   $    (5,110,756)

Net loss for the year ended
 December 31, 2006                      -            -             -              -               -          (400,702)

                               ----------- ------------ ------------ --------------- --------------- -----------------
Balance, December 31, 2006     51,820,458  $    51,820  $         -  $            -  $    4,639,080  $     (5,511,458)
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

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows

                                                                                 Cumulative
                                                                                 During the
                                                                                 Exploration
                                                  For the Years Ended               Stage
                                                      December 31,               December 31,
                                                  2006            2005               2006
                                               ------------  ------------      ---------------
Cash Flows from Operating Activities

  Net loss                                     $  (400,702)  $  (331,088)      $   (5,511,458)

  Adjustment to reconcile net loss to
  net cash used in operating activities:                 -              -                   -

      Stock issued for stock-based
        employee compensation                            -         70,125           1,912,844
      Stock issued for services                          -              -           1,969,181

      Amortization and depreciation
        expense                                          -              -              22,062

      Deferred compensation expense                      -              -             400,000

      Gain on cancellation of
        amortization                                     -              -            (90,604)

      Loss on disposal of assets                         -              -              59,641


  Change in assets & liabilities:

      Increase (decrease) in accounts
        payable                                          -              -                   -
      Increase (decrease) in wages
        payable                                    330,228        234,427             609,556
      Increase in interest payable                   2,552          2,552              12,347
      Increase in accrued expense                   44,934          9,573             136,488
      Net Cash used in operating
        activities                                (22,988)           (64)           (479,943)
                                               ------------     ----------     ---------------

Cash Flow from Investing Activities

  Acquisition of  assets                                 -              -            (65,203)
                                               ------------     ----------     ---------------

       Net cash used in investing activities             -              -            (65,203)
                                               ------------     ----------     ---------------

Cash Flow from Financing Activities

  Proceeds received from issuance of
    stock                                                               -             454,636
  Proceeds received from  advances
    -related party                                  23,082         14,347              33,910
  Proceeds from bank overdraft                           -             (8)             30,591
  Payment on bank overdraft                             (8)             -             (30,591)
  Payment on line of credit                              -              -            (842,156)
  Proceeds received from a note payable                  -              -              28,343
  Proceeds received from line of credit                  -              -             870,499
                                               ------------     ----------     ---------------
      Net cash provided by financing                    86             (8)            545,232
      activities



   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows


                                                                                 Cumulative
                                                                                 During the
                                                                                 Exploration
                                                  For the Years Ended               Stage
                                                      December 31,               December 31,
                                                  2006            2005               2006
                                               ------------  ------------      ---------------

  Net increase (decrease) in cash                       86           (72)                  86

  Cash and cash equivalents at
    (Inception) December 31, 2006 and 2005               -            72                    -
                                               ------------  ------------      ---------------

           Cash and cash equivalents at
            December 31, 2006 and 2005         $        86   $         -       $           86
                                               ============  ============      ===============


During the years ended December 31, 2006 and 2005, no amounts were paid for either interest or income taxes.

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

   b. Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2006 the Company held $86 in cash equivalents.

   c. Fair Value of Financial Instruments

         Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

   d. Provision for Income Taxes

         No provision for income taxes has been recorded due to net operating loss carryforwards totaling over $5.2 million that can be offset against future taxable income. These NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

         The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

                                                    December 31,
                                        ---------------------------------
                                               2006             2005
                                        ---------------   ---------------
        Deferred tax asset:
        NOL Carryforward                $    1,873,896    $    1,737,657
        Valuation allowance                 (1,873,896)       (1,737,657)
                                        ---------------   ---------------
        Total                                        -                 -
                                        ===============   ===============


   The components of Income Tax expense are as follows:

                                                    December 31,
                                        ---------------------------------
                                               2006             2005
                                        ---------------   ---------------
         Current Federal Tax                         -                 -
         Current State Tax                           -                 -
         Change in NOL benefit                (136,239)         (112,570)
         Change in allowance                   136,239           112,570
                                        ---------------   ---------------
                                         $           -     $           -
                                        ===============   ===============


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

   f.Earning (Loss) Per Share

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2003 and 2002, and from inception reflect the reverse stock split of 1:200 that was approved by the board of directors in July 2001, the 1:143 reverse stock split effective July 16, 2003 and the 2:1 forward split on September 15, 2003.

         The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Due to rescinding stock options there are no outstanding employee warrants at year ended December 31, 2006.


                                                    December 31,
                                        ---------------------------------
                                               2006             2005
                                        ---------------   ---------------
Basic Earnings Per Share

    Income (Loss) (numerator)      $        (400,702)  $        (331,088)

    Shares (denominator)                  51,820,458          51,820,458
                                   ------------------  ------------------
                                   $            (.01)  $            (.01)
                                   ==================  ==================

Fully Diluted Earnings Per Share

   Income (Loss) (numerator)       $        (400,702)  $        (331,088)

   Shares (denominator)                   51,820,458          51,820,458
                                   ------------------  ------------------
                                   $            (.01)  $            (.01)
                                   ==================  ==================


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

     The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006.

     In accordance with the modified-prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.

     On November 15, 2006, the Company has decided to rescind all stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The compensation cost of $119,879 recognized for grants of stock options to employees and directors in the accompanying statements of operations was reversed. Due to resending the stock options, there are no stock options open at December 31, 2006.

NOTE 4 - Related Party Transactions

     In June 2001, the Company had incurred accrued compensation of $68,327 from former employees related to the operations involved with Digital Video Display Technology Corporation. The accrued compensation is included in the total Accrued compensation of $683,404 at year ended December 31, 2006.

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

     During the years ended December 31, 2006, and 2005, the Company's President has an accrued compensation balance of $515,499 compare to 211,001, respectively. The President advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $33,912 at December 31, 2006.


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

     The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of December 31, 2006 is $28,343. Related interest of $12,347 has also been accrued by the Company.

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


Item 8. CHANGES IN AND DESIAGREEMETS WITH THE ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

     There were no changes in our internal control over financial reporting during the year ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 8b.  OTHER INFORMATION

     None.

                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are our director, executive officer and key personnel.

================================================================================
     NAME          AGE     POSITION(S)                          SERVICE BEGAN
--------------------------------------------------------------------------------
Matthew Markin            President, CEO, CFO                      June 2003
                          Director
================================================================================

MATTHEW MARKIN is currently our sole executive officer and director. He holds graduate degrees in science from Capilano College and the University of British Columbia, both in Vancouver. Since 1999 Mr. Markin has served as president of The Markin Group of Companies in Los Angeles, California, consultants to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters. From 1992 to 1999 he served as vice president of Canyon Financial Group, and investment banking firm. Previously, he founded and operated a successful real estate development company specializing in commercial and apartment buildings. Mr. Markin currently devotes about 90% of working hours to our affairs.

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

Item 10. EXCUTIVE OFFICERS COMPENSATION

     The following table sets forth a summary of compensation received by each of our officers and directors who received compensation from the Company during either of our most recent fiscal years.


=============================================================================================================
                                                                                    LONG-TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                           ------------------------------------  -------------
NAME AND PRINCIPAL POSITION       YEAR       SALARY ($)  BONUS ($) ALL OTHER($)   OPTIONS (#)    TOTAL ($)
------------------------------ ----------- ------------ ---------- ------------  -------------  ------------

                                  2006       304,498(1)        0          0              0          304,498
                               ----------- ------------ ---------- ------------  -------------  ------------
                                  2005       277,001(1)        0          0              0          277,001
Matthew Markin                 ----------- ------------ ---------- ------------  -------------  ------------
President, CEO                    2004       252,000(1)        0          0              0          252,000
                               ----------- ------------ ---------- ------------  -------------  ------------
                                  2003       120,000(1)        0    100,000(2)     699,301(3)       220,000

------------------------------ ----------- ------------ ---------- ------------  -------------  ------------

Randy Miller                      2003        68,100(4)        0          0              0           68,100
President, CEO
----------------------------------------------------------------------------------------------  ------------
(1) Per the Company's employment contract with the President. 100% deferred.
(2) Sign-on bonus paid in 279,720 shares of common stock valued at $.3575 per share
(3) Exercisable at $.21 per share through July 2011.
(4) Paid in shares of Company stock.
=============================================================================================================


     No funds were set aside or accrued by the Company during fiscal year 2006 or 2005 to provide pension, retirement or similar benefits for directors or executive officers.

Employment Agreements

     In 2003 the Company entered into an employment agreement with the Chief Executive Officer, Matthew Markin, The agreement runs for an initial term of five years, and automatically renews for another three years unless either party serves notice of intention to terminate.

     Under the agreement, the officer receives annual compensation of $240,000 in the first year, increasing incrementally each year to $319,000 in the fourth and subsequent years. There is also a provision for a bonus based upon attainment of company goals. To date, accumulated compensation under the agreement has been deferred, and in fact the officer has advanced funds to the Company to cover operating expenses.

     The agreement also conferred the right after the third year of the agreement to purchase up to 50,000,000 of the Company's Restricted Class A common shares at a fixed rate of $0.003 per share. However, the officer consented to a rescission of this provision in November 2006 when the Company rescinded all of its outstanding options. No options were exercised under the option provision.


Director Stock Purchase Plan

     We do note currently have a director stock purchase plan in place.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following are all of the individuals or groups known to us to be the beneficial owner of more than five percent of any class of our equity securities, and each officer and director who is the beneficial owner of equity securities.

=============================================================================================================
   TITLE OF CLASS                                                                AMOUNT AND
                       NAME AND ADDRESS OF                                       NATURE OF
                        BENEFICIAL OWNER               POSITION                  BENEFICIAL       PERCENT
                                                                                  OWNERSHIP       OF CLASS
------------------------------------------------------------------------------------------------------------

Common Stock        Matthew Markin                President, Chief Executive      1,265,735          6.4%
$.001 par value     9454 Wilshire Blvd            Officer, Acting Chief            (direct)
                    Suite 301                     Financial Officer, Director
                    Beverly Hills, CA 90212

Common Stock        Randy Miller                                                  1,006,994           5.4%
$.001 par value     8 Gaucho Drive                                                 (direct)
                    Rolling Hills Estates
                    CA 90274

Common Stock        Weir & Foulds LLP                                             1,000,000(1)       5.0%
$.001 par value     c/o Wayne Egan                                                  (direct)
                    Barrister & Solicitor
                    130 King St. West Ste 1600
                    Toronto, ON M5X 1J5 CANADA
------------------------------------------------------------------------------------------------------------
Common Stock       Officers and Directors                                         1,265,735           6.4%
$.001 par value    as a Group
------------------------------------------------------------------------------------------------------------
   (1) Issued in payment for legal services to us in connection with our exploration operations in Tajikistan.
=============================================================================================================



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

     In July 2003, the President was given a signing bonus of $100,000 via the issuance of 279,720 shares of restricted common stock. Accrued compensation to the President of $120,000 for 3rd and 4th quarter were accrued during the year ended December 31, 2003. The Company also issued to the President an option to purchase 699,301 shares of common stock at $0.21 per share. However on November 15, 2006, the Company decided to rescind all stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

   Ex. No.        Description
   -------        --------------------------

    31.1          Certification of CEO / CFO
    32.1          Certification of CEO / CFO

   -------        --------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accounting firm was Chisholm, Bierwolf & Nilson, LLC for the fiscal years ended December 31, 2006 and 2005. We paid fess to our accountants as indicated in the following table:

                                          Year ended December 31,
                                          2006              2005
                                       ------------     -------------

  Audit and Quarterly Review Fees      $    12,221      $     14,090
  Audit-related Fees                             -                 -
  Tax Fees                                       -                 -
  All Other Fees                                 -                 -
                                       ============     =============
                       Total Fees      $    12,221      $     14,090



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERCONTINENTAL RESOURCES, INC.

Dated: April 13, 2007                       /s/ Matthew Markin
                                            ----------------------------------
                                            President, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin           President, Chief Executive        April 13, 2007
-----------------------      Officer, Acting Chief
                             Financial Officer, Secretary,
                             Principal Accounting Officer,
                             Sole Director