Form 10QSB
period 2006-06-06
INTERCONTINENTAL RESOURCES, INC
filed 2007-05-14
CIK 1080360

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 (Mark One)
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2007


                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                     OF THE EXCHANGE ACT

                         For the transition period from ________ to __________


                        Commission file number: 000-28481
                                                ---------


                        INTERCONTINENTAL RESOURCES, INC.
   ---------------------------------------------------------------------------
           (Exact name of small business as specified in its charter)

                       NEVADA                           86-0891931
         ----------------------------------       -----------------------
          (State or other jurisdiction of             (IRS Employer
           incorporation or organization)           Identification No.)


         9454 Wilshire Blvd., Suite 301, Beverly Hills, California 90212
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 887-4416
                         --------------------------------
                           (Issuer's telephone number)


                            ANGLOTAJIK MINERALS, INC.
               15760 Ventura Blvd., Suite 700, Encino, California
        -----------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

                                      -i-


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Issued and outstanding as of March 31, 2007: 51,820,458 shares common stock, $0.001 par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No |X|

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

      The accompanying unaudited financial statements of Intercontinental Resources Inc., formly known as Anglotajik Minerals, Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these financial statements may not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ending December 31, 2006. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2007 and its results of operations and its cash flows for the three months ended March 31, 2007.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                                  Balance Sheet


                                                              March 31,
                          ASSETS                                 2007
                                                             (Unaudited)
                                                          ---------------
Current Assets
     Cash                                                 $           62
                                                          ---------------

Other Current Assets
    Advance to stockholder                                             2
                                                          ---------------

          Total current assets                                        64
                                                          ---------------

          Total assets                                                64
                                                          ===============


           LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
   Accrued expenses                                       $       61,379
   Accrued compensation                                          769,894
   Interest payable                                               12,985
   Note payable - current                                         28,343
   Advances - related party                                       46,408
                                                          ---------------

        Total current and total liabilities                      919,009
                                                          ---------------

Commitments and contingencies                                         -

Stockholders' Deficit

    Common Stock, $.001 Par Value, 300,000,000
     Shares Authorized; 51,820,458 Shares
     Issued and Outstanding, respectively                         51,820
    Additional paid-in capital                                 4,639,080
    Deficit accumulated during development stage              (5,609,844)
                                                          ---------------

       Total Stockholders' deficit                              (918,945)
                                                          ---------------

       Total liabilities and stockholders' deficit        $           64
                                                          ===============



   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Operations
                                   (Unaudited)

                                                                                   Cumulative
                                                                                   During the
                                                                                  Development
                                             For the Three Months Ended              Stage
                                                      March 31,                     March 31,
                                               2007               2006                2007
                                          ---------------    ---------------    ----------------

Revenue                                               -                  -                   -

Operating costs and expenses
 Operating and administrative
  expenses                                 $      97,748      $     124,698      $    5,449,040
    Depreciation expense                               -                  -               5,562
    Amortization expense                               -                  -              16,500
                                          ---------------    ---------------    ----------------

Total operating costs and expenses                97,748            124,698           5,471,102
                                          ---------------    ---------------    ----------------

Loss from operations                             (97,748)          (124,698)         (5,471,102)

Other income (expense)
 Dividend income                                       -                  -               1,212
 Interest expense                                   (638)              (638)           (170,917)
 Gain on cancellation of accounts payable              -                  -              90,604
 Loss on disposal of assets                            -                  -             (59,641)
                                          ---------------    ---------------    ----------------
      Total non-operating income                    (638)              (638)           (138,742)
                                          ---------------    ---------------    ----------------

 Net loss before income taxes                    (98,386)          (125,336)         (5,609,844)
                                          ---------------    ---------------    ----------------

 Provision for income taxes                            -                  -                   -
                                          ---------------    ---------------    ----------------

 Net income (loss)                               (98,386)          (125,336)     $   (5,609,844)
                                          ===============    ===============    ================


 Loss per common share - basic             $           -      $           -


 Weighted average common shares - basic       51,820,458         51,820,458



   The accompanying notes are an integral part of these financial statements.

                        Intercontinental Resources, Inc.
                       Formerly Anglotajik Minerals, Inc.
                      (A Company in the Development Stage)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Cumulative
                                                                                                 During the
                                                              For the Three Month Ended      Development Stage
                                                                      March 31,                   March 31,
                                                              2007               2006               2007
                                                         --------------    ---------------    ---------------

Cash Flows from Operating Activities
Net income (loss)                                        $     (98,386)    $     (125,336)    $   (5,609,844)

Adjustment to reconcile net loss to net cash used in operating activities:

    Stock issued for stock-based employee compensation               -                  -          1,912,844
    Stock issued for services                                        -                  -          1,969,181
    Amortization and depreciation expense                            -                  -             22,062
    Deferred compensation expense                                    -                  -            400,000
    Options issued for stock-based employee compensation             -             39,959                  -
    Gain on cancellation of amortization                             -                  -            (90,604)
    Loss on disposal of assets                                       -                  -             59,641

Change in assets & liabilities

     Increase (decrease) in wages payable                       86,489             78,626            769,893
     Increase in interest payable                                  638                638             12,985
     Increase in accrued expense                                (1,261)              (530)            61,379
                                                         --------------     --------------    ---------------
     Net Cash used in operating activities                     (12,520)            (6,643)          (492,463)
                                                         --------------     --------------    ---------------

Cash Flow from Investing Activities
Acquisition of assets                                                -                  -            (65,203)
                                                         --------------     --------------    ---------------
     Net cash used in investing activities                           -                  -            (65,203)
                                                         --------------     --------------    ---------------

Cash Flow from Financing Activities
      Proceeds received from issuance of stock                       -                  -            454,636
      Proceeds received from advances - related party           12,496              6,718             46,406
      Proceeds from bank overdraft                                   -                 (8)            30,591
      Payment on bank overdraft                                      -                  -            (30,591)
      Payment on line of credit                                      -                  -           (842,156)
      Proceeds received from a note payable                          -                  -             28,343
      Proceeds received from line of credit                          -                  -            870,413
                                                         --------------     --------------    ---------------
      Net cash provided by financing    activities              12,496                 67            557,642
                                                         --------------     --------------    ---------------
           Net increase in cash                          $         (24)     $          67     $          (24)
                                                         --------------     --------------    ---------------


   The accompanying notes are an integral part of these financial statements.

                Intercontinental Resources, Inc.
               Formerly Anglotajik Minerals, Inc.
              (A Company in the Development Stage)
                    Statements of Cash Flows
                           (Unaudited)

  Cash and cash equivalents at (Inception) December
    31, 2006 and 2005                                               86                  -                 86
                                                         --------------     --------------    ---------------

  Cash and cash equivalents at March 31, 2007
    and 2006                                             $          62      $          67     $           62
                                                         ==============     ==============    ===============




                                             For the Three Month Ended
                                                      March 31,
Supplemental Cash Flow Information            2007             2006
                                         --------------   --------------
     Cash paid for:
         Interest                                    -                -
         Taxes                                       -                -

Supplementary Information

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

     b. Cash and cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of March 31, 2007 the Company held $62 in cash equivalents.

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

     The deferred tax asset and the valuation account are as follows at March 31, 2007 and 2006:

                                                      March 31,
                                                2007             2006
                                          ---------------  ---------------
        Deferred tax asset:
        NOL Carryforward                  $    1,907,347   $    1,780,271
        Valuation allowance                   (1,907,347)      (1,780,271)
                                          ---------------  ---------------
        Total                                          -                -
                                          ===============  ===============



     The components of Income Tax expense are as follows:

                                                      March 31,
                                                2007              2006
                                          ---------------  ---------------
         Current Federal Tax                           -                -
         Current State Tax                             -                -
         Change in NOL benefit                  (127,076)        (148,483)
         Change in allowance                     127,076          148,483
                                          ---------------  ---------------
                                           $           -    $           -
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

     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Due to rescinding stock options there are no outstanding employee warrants at three months ended March 31, 2007.


                                                      March 31,
                                                2007             2006
                                          ---------------  ---------------
Basic and Diluted Earnings Per Share

     Income (Loss) (numerator)            $       (98,386) $     (125,336)

     Shares (denominator)                      51,820,458      51,820,458
                                          ---------------  ---------------
                                          $         (.00)  $         (.00)
                                          ===============  ===============


NOTE 2 - New Technical Pronouncements

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

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMMENDMENT OF FASB STATEMENT NO. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.


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

     On November 15, 2006, the Company has decided to rescind all stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The compensation cost of $119,879 recognized for grants of stock options to employees and directors in the previous statements of operations was reversed. Due to rescinding the stock options, there are no stock options open at December 31, 2006.

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

     During the three months ended March 31, 2007, and 2006, the Company's President has an accrued compensation balance of $595,249 compare to 283,501, respectively. The President advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $46,408 at March 31, 2007.

NOTE 5 - Stockholders' Deficit

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

     The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of March 31, 2007 is $28,343. Related interest of $12,985 has also been accrued by the Company.

Item 2  -  Management's Discussion and Analysis or Plan of Operation

NOTE: The following discussion and analysis should be read in conjunction with the Company's Interim Financial Statements (unaudited) and the Notes to the Financial Statements for the three months ended March 31, 2007.

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

March 31, 2007 versus 2006

     Operating expenses for the the three months ended decreased to $98,386 in 2007 compared to $125,336 for the comparable period in 2006. As the company had no cash resources, expenses were funded by issuance of common stock, by loans subsequently settled by the issuance of our common stock, and by an increase in the Related Party Payable account.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

     There were no changes in our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                                       Intercontinental Resources, INC.


May 14, 2007                           /s/ Matthew Markin
------------------                     -----------------------------------------
Dated                                  President, Acting Chief Financial Officer