Form 10KSB/A
INTERCONTINENTAL RESOURCES, INC
filed 2007-08-02
CIK 1080360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

Amendment No. 1

———————

(X)	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

———————

INTERCONTINENTAL RESOURCES, INC.

(Name of small business issuer in its charter)

———————

NEVADA	000-28481	86-0891931
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

9454 Wilshire Blvd., Suite 301

Beverly Hills, California, 90212

(Address of Principal Executive Office) (Zip Code)

(310) 887-4416

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]Yes    [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) [X]Yes   [  ]No

Issuer's revenues for its most recent fiscal year:   $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid price and asked price of such common equity as of December 31, 2006: $131,934

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer’s sole class of common equity as of December 31, 2006, was 51,820,458.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: [ ]Yes   [X]No

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, originally filed on April 13, 2007 (the “Original Filing”).  We are filing this Amendment to correct the number of shares of common stock held by Matthew Markin, the Company’s President and sole Director. The corrected number of shares appear in Items 11 and 12.  Information concerning the issuance of shares to Mr. Markin is contained in the Company’s financial statements in the Original Filing and in Item 12, as now amended. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

	PART III
Item 11	Security Ownership of Certain Beneficial Owners
	and Management and Related Stockholder Matters	4
Item 12	Certain Relationships and Related Transactions,
	and Director Independence	5
Item 13	Exhibits	6
Signatures		7

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE “SAFE HARBOR” PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS “ANTICIPATES,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE” AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

PART III

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following are all of the individuals or groups known to us to be the beneficial owner of more than five percent of any class of our equity securities, and each officer and director who is the beneficial owner of equity securities. The schedule provides the information contained in the Original Filing and as now amended by this Amendment No. 1.

			As Originally Stated	As Restated	Change	As Originally Stated	As Restated	Change

TITLE OF CLASS			AMOUNT AND	AMOUNT AND	AMOUNT AND
NAME AND ADDRESS OF		POSITION	NATURE OF	NATURE OF	NATURE OF	PERCENT	PERCENT	PERCENT
BENEFICIAL OWNER		OWNERSHIP	BENEFICIAL	BENEFICIAL	BENEFICIAL	OF	OF
			OF CLASS	OWNER	OWNER	CLASS	CLASS

Common Stock	Matthew Markin	President, Chief Executive	1,265,735	25,433,566	(2) 24,167,831	(a) 6.4%	49.0%	42.6%	(b)
$.001 par value	9454 Wilshire Blvd., Suite 301	Officer, Acting Chief
	Beverly Hills, CA 90212	financial Officer, Director

Common Stock	Randy Miller		1,006,994	1,006,994		5.4%	1.9%	3.5%	(c)
$.001 par value	8 Gaucho Drive
Rolling Hills Estates
CA 90274

Common Stock	Weir & Foulds LLP		1,000,000	(1) 1,000,000		5.4%	1.9%	3.5%	(c)
$.001 par value	c/o Wayne Egan
Barrister & Solicitor
130 King St. West Ste 1600
Toronto, ON M5X1J5 CANADA

Common Stock	Officers and Directors		1,265,735	(2) 25,433,566	(2) 24,167,831	(2) 6.4%	49.0%	42.6%	(b)
$.001 par value	as a Group					(a)

(1)

Issued in payment for legal services to us in connection with our exploration operations in Tajikistan.

(2)

Issued 24,867,132 restricted common shares in lieu of the company’s debt to the President for 2003 and 2004 wages payable, advance from shareholder, and vacation accrued.

(a)

Increase due to recalculation of stock issued.

(b)

Increase due to recalculation of percentage of stock owned.

(c)

Decrease due to recalculation of percentage of stock owned.

Item 12.

Certain Relationships and Related Transactions.

During the years ended December 31, 2003 and 2002, we received legal and consulting services from a director and stockholder. We charged $37,500 in 2003 and $276,084 in 2002 to consulting expense, and $0 and $80,000, respectively, to legal fees for services rendered by directors or stockholders of the Company. Outstanding balances payable for consulting and legal fees to these related parties were $450,465 and $481,065 at December 31, 2003, and 2002, respectively.

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

In July 2003, the President was given a signing bonus of $100,000 via the issuance of 279,721 shares of restricted common stock. Accrued compensation to the President of $120,000 for 3rd and 4th quarter were accrued during the year ended December 31, 2003. The Company also issued to the President an option to purchase 699,301 shares of common stock at $0.21 per share. However on November 15, 2006, the Company decided to rescind all stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees.

During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on the old line of credit. The issuance of these shares relieved the entire outstanding payable of $150,519.

During the year ended December 31, 2004, we charged $38,285 to consulting expense for management services rendered by our President.

During the year ended December 31, 2005, we issued to our President 24,867,132 common shares in payment of Company indebtedness to him in the principal amount of $422,741.

Item 13.  Exhibits.

Number

Description

31

Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32

Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCONTINENTAL RESOURCES, INC.

Dated: July 31, 2007

By:

/s/ Matthew Markin

Matthew Markin, President and Chief

Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Matthew Markin

President, Chief Executive

July 31, 2007

Matthew Markin

Officer, Acting Chief Financial

Officer, Secretary, Principal

Accounting Officer, and Sole

Director