Form 10QSB
period 2007-06-30
INTERCONTINENTAL RESOURCES, INC
filed 2007-08-17
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission file number 000-28481
INTERCONTINENTAL RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	86-0891931

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9454 Wilshire Blvd., Suite 301, Beverly Hills, California 90212

(Address of principal executive offices)
(310) 887-4416

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑YES ☐NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑YES ☐NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐YES ☐NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2007

Common Stock, $.001	52,820,458
Transitional Small Business Disclosure Format:       ☐YES ☑NO

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Balance Sheet
(Unaudited)
ASSETS

June 30,
2007
(Unaudited)

Current Assets
Cash	$201

Total current assets	201

Total assets	201

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$68,640
Accrued compensation	856,385
Interest payable	13,623
Note payable — current	28,343
Advances — related party	59,570

Total current and total liabilities	1,026,561

Commitments and contingencies	—

Stockholders’ Deficit

Common Stock, $.001 Par Value, 300,000,000 Shares Authorized; 105,641 Shares Issued and Outstanding, retroactively restated	105
Additional paid-in capital	4,700,795
Deficit accumulated during development stage	(5,727,260)

Total Stockholders’ deficit	(1,026,360)

Total liabilities and stockholders’ deficit	$201

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development Stage
					August 1, 1997
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Revenue	—	—	—	—	—

	—	—	—	—	—
Operating costs and expenses
General and administrative expenses	$116,778	$130,215	$214,526	$254,914	$5,565,818
Depreciation expense	—	—	—	—	5,562
Amortization expense	—	—	—	—	16,500

Total operating costs and expenses	116,778	130,215	214,526	254,914	5,587,880

Loss from operations	(116,778)	(130,215)	(214,526)	(254,914)	(5,587,880)

Other income (expense)
Dividend income	—	—	—	—	1,212
Interest expense	(638)	(638)	(1,276)	(1,276)	(171,555)
Gain on cancellation of accounts payable	—	—	—	—	90,604
Loss on disposal of assets	—	—	—	—	(59,641)

Total other income (expense)	(638)	(638)	(1,276)	(1,276)	(139,380)

Net loss before income taxes	(117,416)	(130,853)	(215,802)	(256,190)	(5,727,260)

Provision for income taxes	—	—	—	—	—

Net (loss)	(117,416)	(130,853)	(215,802)	(256,190)	$(5,727,260)

Loss per common share — basic and fully diluted	$(1.13)	$—	$(2.54)	$—
Weighted average common shares	103,669	52,820,458	84,910	52,820,458
The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development Stage
			August 1, 1997
	For the Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2006	2007
Cash Flows from Operating Activities

Net income (loss)	$(215,802)	$(256,190)	$(5,727,260)
Adjustment to reconcile net loss to net cash used in operating activities:

Stock issued for stock-based employee compensation	—	—	1,912,844
Stock issued for services	—	—	1,969,179
Stock issued for advances from related party	10,000	—	10,000
Amortization and depreciation expense	—	—	22,062
Deferred compensation expense	—	—	400,000
Options issued for stock-based employee compensation	—	79,919	—
Gain on cancellation of amortization	—	—	(90,604)
Loss on disposal of assets	—	—	59,641

Change in assets & liabilities

Increase in wages payable	172,980	157,252	856,385
Increase in interest payable	1,276	1,276	13,623
Increase in related party payable	—	14,229
Increase in accrued expense	6,000	3,820	68,640
Net Cash used in operating activities	(25,546)	306	(505,490)

Cash Flow from Investing Activities
Acquisition of assets	—	—	(65,203)

Net cash used in investing activities	—	—	(65,203)

Cash Flow from Financing Activities
Proceeds received from issuance of stock	—	—	454,636
Proceeds received from advances — related party	25,659	(2)	59,570
Proceeds from bank overdraft	—	(8)	30,591
Payment on bank overdraft	—	—	(30,591)
Payment on line of credit	—	—	(842,156)
Proceeds received from a note payable	—	—	28,343
Proceeds received from line of credit	—	—	870,413

Net cash provided by (used in) financing activities	25,659	(10)	570,806

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development Stage
			August 1, 1997
	For the Six Months Ended		(inception) to
	June 30,		June 30,
	2007	2006	2007

Net increase in cash	$113	$296	$113

Cash and cash equivalents at (Inception) December 31, 2006	86	—	86

Cash and cash equivalents at June 30, 2007 and 2006	$199	$296	$199

	For the Six Months Ended
	June 30,
	2007	2006
Supplemental Cash Flow Information
Cash paid for:
Interest	—	—
Taxes	—	—
Supplementary Information
In June 2007, the Board of Directors approved a resolution to effect a one for five hundred (1:500) reverse split of our issued and outstanding shares of common stock (“Reverse Stock Split”). The Company had 52,820,458 shares outstanding, which the number of shares will be reduced to approximately 105,641 shares outstanding as a result of the Reverse Stock Split. The Reverse Stock Split has been presented as a retroactive restatement of issued stock on the statement of stockholders’ deficit. The respective relative voting rights and other rights that accompany the common stock will not be altered by the Reverse Stock Split, and the common stock will continue to have a par value of $.001 per share. Consummation of the Reverse Stock Split will not alter the number of our authorized shares of common stock, which will remain at 300,000,000.
The accompanying notes are an integral part of these financial statements.

In March 2005, the Company issued restricted common shares to satisfy debts occurred in 2003 and 2004. The Company issued 3,916,434 in restricted common shares for 2004 printing and reproduction expense valued at $35,237, as well as 3,916,434 in restricted common shares for 2004 consulting expense valued at $34,285. The Company issued 24,867,132 restricted common shares in lieu of the Company’s debt to the President for 2003 and 2004 for wages payable of $320,773, advance from shareholder of $47,376 and vacation accrued of $42,922, and 2005 wages payable of $66,000 and vacation accrued of $4,125.
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
In April 2003 the mining rights contract and the related shares were cancelled.
In June 2002 the Company issued 20,797 shares of its common stock for consulting services of $75,000.
NOTE 1 — Summary of Significant Accounting Policies
a.	Organization
Intercontinental Resources, Inc. (the “Company”), was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999 the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. With new management, in the middle of 2003 the Company again changed its name to Anglotajik Minerals, Inc. The Company was considered to be in the exploration stage as its operations principally involve research and exploration, market analysis, and other business planning activities, and no revenue has been generated from its business activities. The Company has suspended proposed activities in mineral exploration in the Republic of Tajikistan, thus the Company again changed its name to Intercontinental Resources, Inc., in May of 2006.
These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage and existing cash and available credit are insufficient to fund the Company’s cash flow needs for the next year. The Company plans to raise additional capital through private placements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
b.	Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of June 30, 2007 the Company held $199 in cash equivalents.

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
The deferred tax asset and the valuation account are as follows at June 30, 2007 and 2006:

	June 30,
	2007	2006
Deferred tax asset:
NOL Carryforward	$1,947,268	$1,824,762
Valuation allowance	(1,947,268)	(1,824,762)

Total	—	—

NOTE 1 — Summary of Significant Accounting Policies (continued)
The components of Income Tax expense are as follows:

	June 30,
	2007	2006
Current Federal Tax	—	—
Current State Tax	—	—
Change in NOL benefit	(122,506)	(128,931)
Change in allowance	122,506	128,931

	$—	$—

e.	Use of Estimates
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
Net loss per share is provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic loss per share for each period is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares that were outstanding during the period. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The weighted averages for the years ended December 31, 2003, and 2002, and from inception reflect the reverse stock split of 1:200 that was approved by the board of directors in July 2001, the 1:143 reverse stock split effective July 16, 2003, the 2:1 forward split on September 15, 2003, and the 1:500 reverse stock split effective June 12, 2007.
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Due to rescinding stock options there are no outstanding employee warrants at six months ended June 30, 2007.

	June 30,
	2007	2006
Basic and Diluted Earnings Per Share

Income (Loss) (numerator)	$(215,802)	$(256,190)

Shares (denominator)	84,910	51,820,458

	$(2.54)	$(.00)

NOTE 2 — New Technical Pronouncements
In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS — AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140. This Statement amends FASB Statements No. 133, accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issued No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS — AN AMEDNMENT OF FASB STATEMENT No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYER’S ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS — AN AMENDMENT OF FASB STATEMENTS NO. 87,88, 106 AND 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other that a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES — INCLUDING AN AMMENDMENT OF FASB STATEMENT NO. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 1 to the financial statements.
NOTE 3 — Stock Options
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
NOTE 4 — Related Party Transactions
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
During the six months ended June 30, 2007, the Company’s President has an accrued compensation balance of $743,328 compare to 424,328, respectively. The Company’s President converted $10,000 of debt owed by the Company for cash advances into 1,000,000 restricted common shares at $.01 per share. The President advanced the Company funds to pay expenses. The reimbursed funds advanced totaled $59,570 at June 30, 2007.
NOTE 5 — Stockholders’ Deficit
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
In March 2005, the company issued restricted common shares to satisfy debts occurred in 2003 and 2004. The company issued 3,916,434 in restricted common shares for 2004 printing and reproduction expense valued at $35,237, as well as 3,916,434 in restricted common shares for 2004 consulting expense valued at $34,285. The company issued 24,867,132 restricted common shares in lieu of the company’s debt to the President for 2003 and 2004 for wages payable of $320,773, advance from shareholder of $47,376 and vacation accrued of $42,922, and 2005 wages payable of $66,000 and vacation accrued of $4,125.

In June 2007, the Board of Directors approved a resolution to effect a one-for-five hundred (1:500) reverse split of our issued and outstanding shares of common stock (“Reverse Stock Split”). The Company had 52,820,458 shares outstanding, which number will be reduced to approximately 105,641 as a result of the Reverse Stock Split the common stock issued pursuant to the Reverse Stock Split will be fully paid and nonassessable. The respective relative voting rights and other rights that accompany the common stock will not be altered by the Reverse Stock Split, and the common stock will continue to have a par value of $.001 per share. Consummation of the Reverse Stock Split will not alter the number of our authorized shares of common stock, which will remain at 300,000,000.
NOTE 6 — Commitments and Contingencies
The Company was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff has not proceeded with the suit since it was filed. The Company believes that the suit is without merit.
The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of June 30, 2007 is $28,343. Related interest of $13,623 has also been accrued by the Company.
Item 2. Management’s Discussion and Analysis or Plan of Operation
This Management’s Discussion and Analysis or Plan of Operation and other parts of this quarterly report on Form 10-QSB contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “intends,” “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those set forth below under “Certain Risk Factors.” The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this Form 10-QSB and included in our Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission and management’s discussion and analysis contained therein. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Plan of Operation
We are in the development stage and have no revenues from operations, nor do we expect revenues for the foreseeable future. To date, we have funded our various business activities through advances from officers and stockholders and through the issuance of equity stock. Our officers are under no obligation to continue to provide advances to the us.

We have no material cash or cash equivalent resources, no lines of credit, nor any other source of funds.
We have suspended our proposed activities in mineral exploration in the Republic of Tajikistan because of our inability to secure funding, and are currently exploring other business opportunities. Our ability to acquire or start another business or to enter into a business combination with an operating company will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain, or our ability to find a suitable operating company with which to combine. We have no present plan, proposal or arrangement with respect to any business acquisition or opportunity.
As the Company is inactive, management expects that the Company will continue to sustain losses from operations in the forseeable future which are substantially similar to those sustained for the three- and six-month periods ended June 30, 2007. The Company’s ability to meet its continuing operating expenses depends on its ability to continue to receive loans from its sole officer and director and to pay his compensation in the Company’s common stock in lieu of cash compensation.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.
Item 3. Controls and Procedures
Our Chief Executive Officer, who is our principal executive officer and also serves as our interim principal accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “evaluation date”). Based on this evaluation, the officer has concluded that our disclosure controls and procedures are effective for the purpose of insuring that material information required to be in this quarterly report is made known to him by others on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2000, the Company was sued by Merrill Lynch Canada, Inc., in the Supreme Court of British Columbia, Canada (Case No. 5004012). The complaint alleges that the Company wrongfully cancelled transfer rights to shares of the Company’s common stock held by another defendant. The Company answered the complaint. Management understands that the plaintiff has not prosecuted this matter since the suit was filed and believes that the suit is without merit.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2007, the Company issued Matthew Markin, its sole officer and director, 1,000,000 common shares in payment of $10,000 of indebtedness to him. The sale of these shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 12, 2007, our sole director voted to amend our Articles of Incorporation to reverse split our outstanding shares of common stock at the rate of one (1) share for each five hundred (500) shares outstanding. The reverse split was approved on the same date by the holder of approximately 50.04% of the total shares then outstanding. The amendment will be effective twenty days after the mailing of the Company’s Information Statement on Schedule 14C, or approximately September 7, 2007.
Item 5. Other Information
None
Item 6. Exhibits
Exhibit 31.1 — Section 302 Certificate of Chief Executive Officer
Exhibit 31.2 — Section 302 Certificate of Chief Financial Officer
Exhibit 32.1 — Section 906 Certificate of Chief Executive Officer
Exhibit 32.2 — Section 906 Certificate of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCONTINENTAL RESOURCES, INC.
Dated: August 16, 2007	By:	/s/ Matthew Markin
Matthew Markin, President, Acting
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Section 302 Certificate of Chief Executive Officer
Exhibit 31.2	Section 302 Certificate of Chief Financial Officer
Exhibit 32.1	Section 906 Certificate of Chief Executive Officer
Exhibit 32.2	Section 906 Certificate of Chief Financial Officer