Form 10QSB
period 2007-09-30
INTERCONTINENTAL RESOURCES, INC
filed 2007-11-19
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
(310) 887-4416

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES     ☐ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ YES     ☐ NO
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 16, 2007

Common Stock, $.001	105,641
Transitional Small Business Disclosure Format:                    ☐ YES     ☑ NO

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Balance Sheet
(Unaudited)
ASSETS

September 30,
2007
Current Assets
Cash	$47

Total current assets	47

Total assets	47

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$79,187
Accrued compensation	942,876
Interest payable	14,261
Note payable — current	28,343
Advances — related party	89,761

Total current and total liabilities	1,154,428

Commitments and contingencies	—

Stockholders’ Deficit

Common Stock, $.001 Par Value, 300,000,000 Shares Authorized; 105,641 Shares Issued and Outstanding, retroactively restated	105
Additional paid-in capital	4,700,795
Deficit accumulated during development stage	(5,855,281)

Total Stockholders’ deficit	(1,154,381)

Total liabilities and stockholders’ deficit	$47

The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Operations
(Unaudited)

					Cumulative
					During the
					Development
					Stage August
					1, 1997
	For the Three Months Ended		For the Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue	—	—	—	—	—

Operating costs and expenses
General and administrative expenses	$127,383	$134,954	$341,909	$389,868	$5,693,201
Depreciation expense	—	—	—	—	5,562
Amortization expense	—	—	—	—	16,500

Total operating costs and expenses	127,383	134,954	341,909	389,868	5,715,263

Loss from operations	(127,383)	(134,954)	(341,909)	(389,868)	(5,715,263)

Other income (expense)
Dividend income	—	—	—	—	1,212
Interest expense	(638)	(638)	(1,914)	(1,914)	(172,193)
Gain on cancellation of accounts payable	—	—	—	—	90,604
Loss on disposal of assets	—	—	—	—	(59,641)

Total other income (expense)	(638)	(638)	(1,914)	(1,914)	(140,018)

Net loss before income taxes	(128,021)	(135,592)	(343,823)	(391,782)	(5,855,281)

Provision for income taxes	—	—	—	—	—

Net (loss)	(128,021)	(135,592)	(343,823)	(391,782)	$(5,855,281)

Loss per common share — basic and fully diluted	$(1.23)	$—	$(3.98)	$(.01)

Weighted average common shares	103,802	38,683,027	86,304	38,683,027
The accompanying notes are an integral part of these financial statements.

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage August 1,
	For the Nine Months Ended		1997 (inception) to
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities

Net income (loss)	$(343,823)	$(391,782)	$(5,855,281)
Adjustment to reconcile net loss to net cash used in operating activities:

Stock issued for stock-based employee compensation	—	—	1,912,844
Stock issued for services	—	—	1,969,179
Stock issued for advances from related party	10,000	—	10,000
Amortization and depreciation expense	—	—	22,062
Deferred compensation expense	—	—	400,000
Options issued for stock-based employee compensation	—	119,879	—
Gain on cancellation of amortization	—	—	(90,604)
Loss on disposal of assets	—	—	59,641

Change in assets & liabilities

Increase in wages payable	259,472	243,740	942,876
Increase in interest payable	1,914	1,914	14,261
Increase in related party payable	—	17,679
Increase in accrued expense	16,548	8,605	79,187

Net Cash used in operating activities	(55,889)	35	(535,835)

Cash Flow from Investing Activities
Acquisition of assets	—	—	(65,203)

Net cash used in investing activities	—	—	(65,203)

Cash Flow from Financing Activities
Proceeds received from issuance of stock	—	—	454,636
Proceeds received from advances — related party	55,848	(2)	89,761
Proceeds from bank overdraft	—	(8)	30,591
Payment on bank overdraft	—	—	(30,591)
Payment on line of credit	—	—	(842,156)
Proceeds received from a note payable	—	—	28,343
Proceeds received from line of credit	—	—	870,413

Net cash provided by (used in) financing activities	55,848	(10)	600,997

Intercontinental Resources, Inc.
(A Company in the Development Stage)
Statements of Cash Flows
(Unaudited)

			Cumulative
			During the
			Development
			Stage August 1,
	For the Nine Months Ended		1997 (inception) to
	September 30,		September 30,
	2007	2006	2007

Net decrease in cash	$(41)	$—	$(41)

Cash and cash equivalents at (Inception) December 31, 2006	86	—	86

Cash and cash equivalents at September 30, 2007 and 2006	$45	$25	$45

	For the Nine Months Ended
	September 30,
Supplemental Cash Flow Information	2007	2006
Cash paid for:
Interest	—	—
Taxes	—	—
Supplementary Information
In June 2007, the Board of Directors approved a resolution to effect a one for five hundred (1:500) reverse split of our issued and outstanding shares of common stock (“Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s shareholders on June 15, 2007, and was effective on September 10, 2007. Prior to the Reverse Stock Split, the Company had 52,820,458 shares outstanding, which number of shares was reduced to 105,641 shares outstanding as a result of the Reverse Stock Split. The Reverse Stock Split has been presented as a retroactive restatement of issued stock on the statement of stockholders’ deficit. The respective relative voting rights and other rights that accompany the common stock were not altered by the Reverse Stock Split, and the common stock continues to have a par value of $.001 per share. Consummation of the Reverse Stock Split did not alter the number of our authorized shares of common stock, which remains at 300,000,000.
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
b. Cash and cash equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2007 the Company held $45 in cash and cash equivalents.

NOTE 1 — Summary of Significant Accounting Policies (continued)
c. Fair Value of Financial Instruments
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
The deferred tax asset and the valuation account are as follows at September 30, 2007 and 2006:

	September 30,
	2007	2006
Deferred tax asset:
NOL Carryforward	$1,990,796	$1,870,863
Valuation allowance	(1,990,796)	(1,870,863)

Total	—	—

The components of Income Tax expense are as follows:

	September 30,
	2007	2006
Current Federal Tax	—	—
Current State Tax	—	—
Change in NOL benefit	(119,933)	(109,136)
Change in allowance	119,933	109,136

	$—	$—

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
The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Due to rescinding stock options there are no outstanding employee warrants at nine months ended September 30, 2007.

	September 30,
	2007	2006
Basic and Diluted Earnings Per Share

Income (Loss) (numerator)	$(343,823)	$(391,782)

Weighted Average Shares (denominator)	86,304	38,683,027

	$(3.98)	$(.01)

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

NOTE 2 — New Technical Pronouncements (continues)
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
NOTE 4 — Related Party Transactions
In June 2001, the Company incurred accrued compensation of $68,327 from former employees related to the operations involved with Digital Video Display Technology Corporation. The accrued compensation is included in the total accrued compensation of $683,404 at the year ended December 31, 2006.

NOTE 4 — Related Party Transactions (continues)
In May 2003 the Company issued 13,986 shares of its common stock to an officer pursuant to a stock option dated September 1, 2001. This issuance repaid the officer advances payable for consulting fees in the amounts of $31,900 and $68,100, respectively.
In July 2003 the Board of Directors authorized the issuance of 286,713 restricted common shares to the President to pay the shareholder advance of $48,773 and for a receivable of $51,227 from the President.
During the third quarter of 2003, the President was the only member of the Board of Directors. In July 2003 the Company issued an option to purchase 699,301 shares of common stock at $0.21 per share to the President and sole director of the Company. Also in July 2003 a signing bonus of $100,000 was paid to the President by the issuance of 279,720 shares of restricted common stock. Wages payable to the President of $120,000 for the third and fourth quarters of 2003 were accrued during the 2003 year. Additionally $252,000 in wages payable to the President was accrued during the 2004 year. During the first quarter of 2006, the Company accrued wages payable to the President of $72,500.
During the year ended December 31, 2003, the Company issued a total of 16,999,984 common shares to each of the shareholders to whom interest was due on an old line of credit which they had individually guaranteed. The issuance of these shares relieved the entire outstanding payable of $150,519.
As of September 30, 2007, the Company’s President has an accrued compensation balance of $823,080 compared to $504,077 as of September 30, 2006. The Company has also accrued payroll tax liability of $119,796 as of September 30, 2007 compared to $92,840 as of September 30, 2006. On June 12, 2007, The Company’s President converted $10,000 of debt owed him by the Company for cash advances into 1,000,000 restricted common shares at $.01 per share. The President advances the Company funds to pay operating expenses. The funds advanced to the Company totaled $89,761 at September 30, 2007.
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
In June 2007, the Board of Directors approved a resolution to effect a one for five hundred (1:500) reverse split of our issued and outstanding shares of common stock (“Reverse Stock Split”). The Reverse Stock Split was approved by the Company’s shareholders on June 15, 2007, and was effective on September 10, 2007. Prior to the Reverse Stock Split, the Company had 52,820,458 shares outstanding, which number of shares was reduced to 105,641 shares outstanding as a result of the Reverse Stock Split. The Reverse Stock Split has been presented as a retroactive restatement of issued stock on the statement of stockholders’ deficit. The respective relative voting rights and other rights that accompany the common stock were not altered by the Reverse Stock Split, and the common stock continues to have a par value of $.001 per share. Consummation of the Reverse Stock Split did not alter the number of our authorized shares of common stock, which remains at 300,000,000
NOTE 6 — Commitments and Contingencies
The Company was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff did not proceed with the suit since it was filed. The Company believes that the suit is without merit. The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of September 30, 2007 is $28,343. Related interest of $14,261 has also been accrued by the Company.
On October 16, 2007, the court dismissed the Plaintiff’s complaint, and the counterclaim and awarded the Company the cost of the court proceedings. On November 6, 2007, Merrill Lynch Canada, Inc. chose to excerise it sright to file an appeal within 30 days from the date of judgement. The Company cannot presently determine the liklihood that the Company will prevail on appeal.
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
In April 2005 we terminated our proposed activities in mineral exploration in the Republic of Tajikistan because of our inability to secure funding, and are currently exploring other business opportunities. Our ability to acquire or start another business or to enter into a business combination with an operating company will likely depend upon our success in raising capital through stock sales or some other means, of which we cannot be certain, or our ability to find a suitable operating company with which to combine. We have no present plan, proposal or arrangement with respect to any business acquisition or opportunity.
As the Company is inactive, management expects that the Company will continue to sustain losses from operations in the forseeable future which are substantially similar to those sustained for the three- and nine-month periods ended September 30, 2007. The Company’s ability to meet its continuing operating expenses depends on its ability to continue to receive loans from its sole officer and director and to pay his compensation in the Company’s common stock in lieu of cash compensation.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff did not proceed with the suit since it was filed. The Company believes that the suit is without merit. The Company settled an action by a bank regarding an overdraft. The settlement carried an interest rate of 9.0% and twelve monthly payments of $3,321. The Company made three payments before defaulting on this settlement. The amount due as of September 30, 2007 is $28,343. Related interest of $14,261 has also been accrued by the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2007, the Company issued Matthew Markin, its sole officer and director, 1,000,000 common shares in payment of $10,000 of indebtedness to him. The sale of these shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 12, 2007, our sole director voted to amend our Articles of Incorporation to reverse split our outstanding shares of common stock at the rate of one (1) share for each five hundred (500) shares outstanding. The reverse split was approved on the same date by the holder of approximately 50.04% of the total shares then outstanding. The amendment was effective on September 10, 2007.
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

INTERCONTINENTAL RESOURCES, INC.
Dated: November 16, 2007	By:	/s/ Matthew Markin
Matthew Markin, President, Acting
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

Exhibit 31.1	Section 302 Certificate of Chief Executive Officer

Exhibit 31.2	Section 302 Certificate of Chief Financial Officer

Exhibit 32.1	Section 906 Certificate of Chief Executive Officer

Exhibit 32.2	Section 906 Certificate of Chief Financial Officer