Form 10-K
period 2007-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2008-03-31
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-28481

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0891931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 93 West Xinsong Road, Kaifeng City, Henan Province People’s Republic of China
(Address of principal executive office and zip code)

(86) 378-2925211
(Registrant’s telephone number, including area code) Intercontinental Resources, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value 0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2007, were $37,036,282.

As of March 27, 2008, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $10 of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $98 million. Shares of the issuer’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 40,106,500 shares of common stock outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

CHINA VALVES TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2007

Use of Terms

Except as otherwise indicated by the context, references in this report to the “Company,” “China Valves,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiary, Henan Tonghai Valve Science Technology Co.  References to “Henan Tonghai” are references to Henan Tonghai Valve Science Technology Co., Ltd. References to “ZhengDie Valve” are references to Zhengzhou City ZhengDie Valve Co., Ltd. References to “High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.  References to “China” and “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, references to “HKD” are to the Hong Kong Dollar and references to “$” are to the legal currency of the United States.

Forward-Looking Statements

Certain statements contained in this report under “Item 1—Business,” “Item 3—Legal Proceedings,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 10—Directors, Executive Officers and Corporate Governance” and “Item 11—Executive Compensation” including, without limitation, those concerning our liquidity and capital resources, contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, concerning our operations; economic performance; financial condition; management forecasts; efficiencies, cost savings and opportunities to increase productivity and profitability; income and margins; liquidity; anticipated growth; economies of scale; the economy; future economic performance; our ability to maintain profitability during adverse economic cycles and unfavorable external events; future acquisitions and dispositions; litigation; potential and contingent liabilities; management’s plans; taxes and refinancing of existing debt. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “could,” “should,” “would” or similar expressions.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in “Item 1A—Risk Factors” and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of this report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

PART I

Item 1.  Business

Overview

China Valves Technology, Inc., formerly known as Intercontinental Resources, Inc., through its direct and indirectly subsidiaries, focuses primarily on the development, manufacture and sale of high-quality metal values for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China, or the PRC.

Our operations are headquartered in Kaifeng, Henan Province, PRC.  Our two Chinese subsidiaries, Zhengzhou ZhengDie Valve Corporation, or ZhengDie Valve, and Kaifeng High Pressure Valve Corporation, or High Pressure Valve, are profitable, mid-sized Chinese companies that focus primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

Our sales revenue and net income were $37,036,282 and $ 7,142,592, respectively, during the fiscal year ended December 31, 2007, and $25,530,183 and $ 4,679,379, respectively, during the same period in 2006.

History and Corporate Organization

Intercontinental Resources, Inc., or Intercontinental, was incorporated August 1, 1997, in Nevada as Meximed Industries to develop and produce a non-reusable medical syringe. We later abandoned that business, as we lacked sufficient capital resources. In January 1999 we changed the co124 urse of our business direction and changed our name to Digital Video Display Technology Corp. We obtained a license to market a patented audio video jukebox technology in Canada and in five U.S. states. In July 2001 we changed our name to Iconet, Inc. in connection with a proposal to build the jukeboxes and sell them back to the licensor of the technology.

In June of 2002 we resolved to investigate some possible opportunities in mineral exploration. We optioned a property in Ontario, Canada, but after our due diligence investigation we elected not to proceed and mutually rescinded the agreement.

In June of 2003 our board appointed Mr. Matthew Markin as president and as a director to replace Randy Miller. Mr. Miller also resigned as director, so that Mr. Markin became the sole executive officer and director of Intercontinental . Mr. Miller's resignation was voluntary to pursue other interests, and not as a result of any dispute with Intercontinental.

In July of 2003, we adopted a plan of reorganization in connection with which we completed a 1-for-143 reverse split of our common stock. Shortly thereafter, we effected a 2-for-1 forward split.  In June 2007, we effected a 1-for-500 reverse split.

Reverse Merger Transaction

On December 16, 2007, Intercontinental entered into a Stock Purchase Agreement and Share Exchange Agreement, or the Exchange Agreement, with China Valve Holding Limited, or China Valve Samoa, a company incorporated under the laws of Samoa on June 6, 2007, and the owner of China Valve Samoa.  The closing of the transaction took place on December 16, 2007, and resulted in the merger between Intercontinental and China Valve Samoa.  Pursuant to the terms of the Exchange Agreement, Intercontinental acquired all of the outstanding capital stock and ownership interests of China Valve Samoa from the sole shareholder of China Valve Samoa for an aggregate of 40,000,000 shares, or 99.8% of Intercontinental’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000. Because the acquisition is treated as a reverse acquisition, the financial statements of Intercontinental have been retroactively adjusted to reflect the acquisition from the beginning of the reported period included in this report.  The share exchange transaction has been accounted as a reverse acquisition and recapitalization of Intercontinental whereby China Valve Samoa is deemed to be the accounting acquirer (legal acquiree) and Intercontinental to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 16, 2007, are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on December 18, 2007, Intercontinental filed with the Secretary of State for the state of Nevada a Certificate of Amendment to our Certificate of Incorporation changing our name to “China Valves Technology, Inc.” to better reflect our business plan.

China Valve Samoa’s wholly owned subsidiary China Valve Holdings Limited (“China Valve Hong Kong”) was incorporated under the laws of the Hong Kong Special Administrative Region on June 11, 2007.  Neither China Valve Samoa nor China Valve Hong Kong has any active business operations other than their ownership of Henan Tonghai, which is the primary company that manufactures our products.  Henan Tonghai was incorporated in the PRC with a registered capital of HKD 10 million ($1,370,000).  Henan Tonghai owns 100% of the issued and outstanding capital stock of both ZhengDie Valve, a company formed under the laws of the PRC, and High Pressure Valve, a company formed under the laws of the PRC.

The following chart reflects our organizational structure as of the date of this Annual Report.

Our Industry

China is currently experiencing growth in urbanization and heavy industrialization.  The Company believes that increased demand for energy and water treatment in urban centers will increase demand for valve products. According to the China Valve Industry Association’s research, sales of valve products in the Chinese domestic market in 2006 reached $5.36 billion, an increase 32% from the previous year, and the Chinese market is expected to increase at an annual rate of more than 30% for the next 5 years.

According to the China Valve Industry Association’s research, the valve market is divided into five primary segments: (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy, which account for approximately 21％, 12％, 24.5％, 14％ and 8％ of market share, respectively.  All other valve products account for the remaining 18.5%.

1.  Power industry

Thermal power

The power industry has experienced rapid growth since the founding of the PRC, aided particularly by economic reforms by the Chinese government and the opening of the Chinese market to the outside world. In 2006, total installed capacity achieved 600 million KW and generated electricity volume of 284 million KWh, both of which were the highest in the world.  Although overall installed capacity is relatively sufficient, the structure of such units has been inefficient.  Small thermal power generating units account for approximately 70% of total capacity, however, the above-300 KW units account for less than 30% of the total. Compared to technology used in developed countries, technology used in the PRC is falling far behind.  Equipment is outdated and the majority of thermal power units are sub-critical pressure and super-critical pressure units. These units have high coal consumption, low efficiency and high pollution, which lead to environmental and energy-saving problems.  Based on the current development of the Chinese domestic power market, in 2010 China power generating installed capacity should reach approximately 950 million KW and thermal power installed capacity should reach approximately 550-600 million KW. Thermal power installed capacity has been increasing by over 30 million KW annually.

The focus of thermal power industry development is primarily on adjusting and optimizing thermal power units. High-temperature, high-pressure and high-parameter thermal power generating units have high-thermal efficiency, good economic results and light pollution, which is good for environmental protection and energy saving.  600 MW thermal power generating units have had the lowest demand in China. There has been a trend toward 1000 MW supercritical pressure units and these units are expected to become more prevalent in the future.  Currently in China, there are sixteen projects that are under construction or are scheduled to commence operation in the near future.  These include facilities at Zhejing Ninghai, Waigaoqiao, Wuhu, Pingdingshan and Shanxi Zhangze, with a total capacity of 34 million KW of 34 units. Kaigao Company is the sole company that would have the capacity to manufacture valves used for ultra-critical thermal power generating units.  We expect to have an extensive market share in the supercritical pressure unit market.

Nuclear power

There are about 500 nuclear power generating units in the world, 11 of which have been built in China with total installed capacity of 8.7 million KW.  Presently, six nuclear power generating units having a capacity of over a million KW are planned to be built at the Sanmen nuclear power station and four nuclear power generating units are planned at the Tianwan nuclear power station. Based on the Chinese state energy plan, by 2020 approximately 20 nuclear power generating units are proposed to be established in Lingdong in Shenzhen, Yangjiang, Taishan, Peiling, Chongqing and Dalian, with an aggregate capacity of 40 million KW, or 4-5% total installed capacity.  Demand for valves used in the nuclear power industry is higher than demand in the thermal power industry for power stations having similar capacity.  A nuclear power station with two sets of one million KW nuclear power generating units typically requires approximately 30,000 units of valves. Based on an increase of 2.5 million KW of nuclear power generating units per year, we estimate that the average annual demand for valves used in the nuclear power industry will reach 38,000 units.  According to target power generation increases set forth in the eleventh five-year plan of the Chinese government (2006-2010), we believe the demand for valves in the nuclear power industry will reach RMB 3 billion by 2010, with an average annual amount of RMB 0.6 billion from 2006 to 2010.  In addition, we believe that the market for repairs of valves is approximately RMB 150 million per year.

2.  Petrochemical and oil industries

During the period of the eleventh five-year plan (2006-2010), the focus of the large-scale ethane and fertilizer industry is on developing 80-100 mil-mt/year sizable projects, including build-out and transformation of existing 40-45 mil-mt/year equipment and building new large-scale ethane equipment. During this period, the large-scale ethane equipment of 40-45 mil-mt/year in Daqing, Jilin and Maoming will be transformed into equipment of 80 mil-mt/year. Additionally, large-scale ethane equipment projects of 80 mil-mt/year in Tianjin and 100 mil-mt/year in Zhenhai are expected to be implemented.  It is anticipated that several sets of new large-scale 80 mil-mt/year ethane equipment projects will be built by joint investment and joint venture.  We believe that the market for large-scale ethane key equipments, such as special valves and high-temperature valves for ethane fission gas, which are currently still imported into the PRC, will increase within the PRC.  It is anticipated that prior to 2010, the newly established large-scale gas pipeline would reach a capacity of above 20,000 km and the demand for large caliber high-pressure gas pipeline ball valves will be approximately 20,000 units. The segment of the Sino-Russian oil pipeline that is located in China requires 300 units of electromotion DN caliber pipeline valves.  During the eleventh five-year plan period, crude high-pressure oil pipelines of 5,000 km are planned to be built, which we believe will require approximately 3,000 units of high-pressure DN caliber pipeline valves. Additionally, the PRC is expected to develop the LNG station, which should generate large demand for various types of low-temperature valves. The majority of high-standard special valves involved in large-scale gas projects are from imports. It is necessary for us to strengthen research and development of high-temperature, high-pressure and grind-resist valves in order to meet demands for development of the coal-liquefied industry.

3.  Water supply industry

American Watts Water Technologies Group, a leading manufacturer of equipment for water treatment internationally, anticipates that the total demand for valves in China to be used in the water supply industry will be RMB 10 billion.  We believe that the budgeted amount for valves for the 70 km segment of the north-south water transfer project in Beijing from suburban Beijing to downtown Beijing alone is more than ten million RMB.  In addition, the scalable hydroelectric power supply project is not only an immediate project but also a long-term task. Major projects such as gas transportation between western and eastern regions of the PRC, the transformation of the old industry base, construction of downtown pipe network in major cities, residential building, and wastewater treatment and water conservancy should also generate tremendous demand for valves.

We believe that the total demand for valves will reach $12 billion by 2010. The Chinese government is expected to put an emphasis on construction of basic infrastructure for water, electricity, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard.  This construction should generate huge demand for valves.  China’s valve market us expected to keep developing. We expect to keep working on how to utilize all the tangible and intangible resources to expand and strengthen our products and increase market share.

Our Strategy

Our objective is to increase profitability, cash flow and revenue while developing and enhancing our position as the leading valve manufacturer in China.  Our strategy for achieving these objectives includes the following key elements:

Pursue Strategic Acquisitions. China’s valve market is very fragmented.  According to the China Valve Industry Association’s statistics, there are more than 4,000 valve manufactures in the market, none with a market shares of above 1%. The top 10 valve manufactures in China only have an aggregate Chinese market share of 8%. We anticipate that the fragmented nature of the Chinese valve market will continue to provide opportunities for growth through strategic acquisitions. Our acquisition strategy will continue to focus on entities with products that provide opportunities for us to expand and products that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiency. Furthermore, we seek acquisition candidates that demonstrate a combination of good profit margins, strong cash flow, leading positions in the local markets and products that generate recurring revenue.  We will use our brand advantage to consolidate the China valve market and to increase the market shares.

Further Penetrate Existing Market Segments. We intend to seek to further penetrate existing market segments to drive sustainable growth by strengthening our existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

•	provide quality products;

•	fulfill logistical requirements and volume demands efficiently and consistently;

•	provide comprehensive product support from design to after-market customer service;

•	cross-sell our brands across various business segments to our customers; and

•	leverage strong established distribution channels.

Enter New Market segments. To drive organic growth from our existing businesses, we intend to continue to leverage our customer relationships to develop or acquire new products and product extensions to enter into new market segments.  For example in 2007, we successfully entered into the nuclear power station valve markets by signing a deals with two large nuclear power stations.  In addition, we intend to increase our market share in the nuclear power market by increasing our investment in research and development, obtaining production licenses and establishing a sales team specifically focused on the nuclear power industry.  In the oil and chemical industry, there has been increased construction of long-range pipelines for the transmission of oil and gas.  This increase should result in increased demand for ball valves and flat valves.  We have completed the design of these valves and plan to add equipment to our existing facilities to enhance production.

High End Product Focus. We will keep focusing on high end, more sophisticated valve products, including high-parameter and special usage valves.  The majority of valve companies in China focus only on low end products at lower prices. Because of our technology and R&D strength, we will continue focusing on high end valve products and pursing higher margins than the industry average.  Additionally, we intend to cooperate with the electricity power design colleges and solicit support from industry associations.

Increase in International Sales.  We plan to increase our focus on sales into international markets.  In the short term, we plan to focus on neighboring developing countries and in the long term, we expect to focus on the United States and Europe.

Our Products

China Valve produces valves for many different industries.  The main product lines consist of:

-	High pressure and high temperature valves for power station units;

-	Valves for long distance petroleum pipelines;

-	Special valves for chemical lines;

-	Large valves for water supply pipe networks;

-	Valves for sewage; and

-	Valves for long distance gas pipelines.

China Valve produces over 700 models of valves and more than 10,000 standards of valves in categories such as low, medium and high-pressure valves.  The valves are produced with varying diameters from 3mm to 1300mm and with pressure caps that range from 150lbs to 4500lbs.  In addition, different valve products can be used in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius.

The major materials that are used in the production of these valves include carbon steel, stainless steel, low temperature steel and heat resistant steel extra.

The Company also produces the following types of valves:

-	Gate valves;

-	Globe valves;

-	Check valves;

-	Throttle valves;

-	Butterfly valves;

-	Ball valves;

-	Safety valves;

-	Water pressure test valves;

-	Vacuum valves; and

-	Extraction check valves extra.

Our Manufacturing Process

Our manufacturing process consists of the following steps:

➢	purchasing and depositing of raw materials,

➢	processing,

➢	production of inventory of semi-finished products (or transporting to the next step directly),

➢	completing the part processing and assembling products,

➢	product inspection and testing, and

➢	production of inventory of finished products.

Our modern CAD center can assist in the design of all products.  The Company closely monitors and tests quality of raw materials, including casting steel blank parts, forging steel blank parts and steel. The Company uses a high-speed direct reading spectrograph (32 channels) for the analysis of the chemical components of raw materials.  We have cobalt 60γflaw detectors, high-power magnetic particle flaw detectors and ultrasonic flaw detectors, non-destructive equipment that helps to ensure the internal quality of forging blank parts. We have a mental material test room for physical and chemical analysis and mechanics testing of raw materials. In order to ensure production structural capability, we utilize high-precision equipment, including high-precision CNC lathes and advanced welding equipment to satisfy requirements of products design. We have modern product-processing workshops mainly with CNC lathes and approximately 20 units of large-scale high-precision equipment, including 4 m CNC vertical lathes, CNC horizontal lathes and CNC boring and milling machines. In addition, we have pressure equipment to conduct pressure testing for finished products in accordance with relative standards.

Our company has set up a comprehensive and reliable quality management system with strict and material manufacturing procedures and standard inspection. In addition, our company acquired an API quality certificate in January of 1994, a Norway DNV ISO9001 in May of 1996, a European Union CE in 2004 and a China special equipment manufacturing certificate in 2005.

Warranties

We typically warrant all of our products and provide replacement or credit to our customers who are not satisfied with our products for a period of one year from the date of shipment.  When we receive an indication that a product did not perform as expected, our quality control specialists and laboratory personnel test the product to determine if our process was correct for the specifications submitted by the customer and if the manufacturing process was completed as planned.  If we failed to produce the product according to the customer’s specifications or if the manufacturing process was flawed, we provide immediate credit to the customer.  If we produced the product to the customer’s specifications and if the manufacturing process was not flawed, we send a team to the customer’s facilities to see if we can assist the customer in correcting its process.  Typically a team consists of at least one engineer, at least one experienced production person and the customer’s sales representative.  If the product was manufactured to the proper specifications, our team works with the customer in developing corrective action to solve its problem.

We have not established reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems.  We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve..  We review customer returns on a monthly basis and may establish a reserve fund as we expand our business by volume and products. . If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. See “Risk Factors - Risks Related to Our Business - We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.”

Suppliers of Our Raw Material

Our raw materials are primarily varieties of steel and casting blank parts and driven devices. The price for such material fluctuates depending upon market conditions. However, since we have long-term suppliers and clients, the influence of material price fluctuation is not currently material to the Company.

We have established long-term relationships with key suppliers. However, we do not exclusively rely on our key suppliers. We have adopted a dual supplier system for raw materials. Therefore, if our primary suppliers cannot supply us with our raw material for any reason, we are able to acquire raw material from another supplier.  All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. If deliveries are delayed repeatedly, we terminate the partnership with such supplier.

The flexible sourcing arrangements are designed to ensure the stable supply of raw material and promote healthy competition among our suppliers.  We believe our supplier arrangements would encourage our suppliers to provide advanced technology and high quality products.

Top 10 Suppliers in 2007

Rank	Company Name	Purchasing amount in 2007	Location	Material	Percentage of total purchasing amount
1	Kaifeng High Pressure Valve Castings Ltd	2,543,564.31	Kaifeng, Henan	Casting	22%

2	Sichuan Jiangyou City Xinchuan Special Steel, Inc.	662,471.31	Jiangyou, Sichuan	Steel	6%

3	Luoyang Menjin Yonghui Castings Plant	424,201.23	Luoyang	Electricity Installation	4%

4	Yuzhou Huolong Ding Country Light Industry Welfare Castings Plant	337,517.61	Yuzhou, Henan	Casting Copper	3%

5	Shanghai Demorui Drive, Inc.	291,254.01	Shanghai	Electricity Installation	3%

6	Linzhou Minwei Refined Castings Plant	241,158.16	Linzhou	Valve Accessory	2%

7	Huixian Huahe Metal Magnesium Plant	234,507.80	Huixian	Electricity Installation	2%

8	Linzhou Jinhe Power Service Ltd	223,853.03	Linzhou	Welding Rod	2%

9	Zhengzhou Fuheng Material Ltd	211,229.60	Zhengzhou	Welding Rod	2%

10	Huixian Feida Heavy Synthetical Mechinary Ltd	201,457.19	Huixian	Electricity Installation	2%

Our Major Customers

Our major customers are large-scale equipment enterprises in electricity, chemical, oil and water supply industries in China.  Most of our customers are state-owned entities with good reputations. Our customers include Shanghai Turbine Corporation, Dongfang Turbine Corporation, Shanghai Waigaoqiao Disan Generating Power Inc. and Sichuan Electric Power Construction Corporation.  The number of our clients exceeds 400.  As we continue to build sales in the domestic market, we also plan to  grow by developing sales overseas.  We focus on maintaining long-term relationships with our customers.  We have enjoyed recurring orders from most of our customers for periods of 5 to 30 years.  Our typical contract has a one-year term and is usually renewable.

The following table shows the revenues generated and percentage of total revenues received from our ten largest customers during the years ended December 31, 2007.

Top 10 Clients in 2007
Rank	Clients Name	Sales in 2007	Percentage of Total Revenue (2007)
1	Shang Hai Tap Water Inc.	2,565,217.39	7.44%
2	Kunshan Tap Water Group Ltd	1,144,265.48	3.32%
3	Shanghai Waigaoqiao Disan Generating Power Inc.	852,374.36	2.47%
4	Wuhan Steel Processing Ltd	836,909.88	2.43%
5	Sino Tianchen Chemical Project Co.	777,821.92	2.26%
6	East Hope Sanmen Xia Aluminum Industry Ltd	683,831.36	1.98%
7	Shanghai Turbine Co.	655,377.63	1.90%
8	Sichuan Electric Power Construction Co.	628,646.72	1.82%
9	Materials Supplier for Daqing Oilfield	602,750.94	1.75%
10	Nanjing Huashui Water Disposal Equipment Ltd	555,248.48	1.61%

Sales, Marketing and Distribution

We market our products through regional agents. In addition, High Pressure Valve has 37 sales agents across China and we adopt the management method of project authorization to avoid the conflict in bidding. We provide periodic training to our sales staff.  Because we have direct communication with clients and participate in trade exhibitions, our sales staff has produced successful results.  As a major supplier of valve products in China, we believe we have established a good reputation in our industry.

Our Research and Development Efforts

China Valve’s business is dependent on constantly improving the technology associated with developing and manufacturing valves.  Therefore, China Valve has committed itself to research and development of new valves and developing state of the art valves that improve and advance the valve industry.  Over the past few years, China Valve has invested more than 5% of its total revenue in research and development.  We also intend to increase the amount of resources we allocate to research and development as the Company begins to grow.

The company has 246 technicians and researchers dedicated to actively researching and developing new valves and participating in the valve production and improvement.  China Valve operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing).  It has also partnered with Hefei General Mechanical Study Department Valves Study institute to work to improve the development, manufacture and quality of valves produced in China.

Competition

China is experiencing tremendous growth in its economy, especially in urbanization and industrialization.  China Valve is a leading valve producer in China and is involved in the development, manufacture and sale of valves in many different industries, including the thermal power industry, sewage disposal, oil and chemical industry, metallurgy, hot power industry and nuclear power industry.  There are approximately 4,000 valve manufacturers in China and the Company believes that China Valve is one of the largest and has the most comprehensive product lines.

The following is a list of our major competitors in the valve industry:

•	Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry;

•	Sufa Technology Industry, Co., Ltd – a manufacturer of nuclear power industry used valves; and

•	Guangdong Mingzhu Group Co., Ltd – a manufacturer of small diameter ball valves.

There are, however, certain factors that we believe set us apart from all of our competitors.  China Valve is a top producer of many types of valves and has positioned itself as the leading valve producer in China.  In addition, the following factors will help China Valve continue to set itself apart from its competitors:

•	We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

•	We are the sole designer and manufacturer in China of valves that are used for ultra supercritical units of 1000MW power stations;

•	We are the first manufacturer of high pressure large diameter oil pipeline valves in China;

•	We were the first domestic manufacturer of 2500 pound high pressure gate valves for hydrogenation in chemical lines, which substitutes for imported products;

•	We were the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry; and

•
We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters.

Intellectual Property

The Company owns a significant number of patents on its valves.  The following is a list of all the products that are patented by China Valves and a description of each product.

Product Name	Patent Number	Expiration date	Description
Bi-directional Metal Sealed Butterfly Valve	ZL98242105.2	1/15/2010	The product is used for water supply and drainage pipes and can prevent flowing backwards. This product is characterized by wear proof and long duration.

Extension Butterfly Valve	ZL98242104.4	1/22/2010
The product is used for supply and disposal pipes for water and gas of chemical, steel and electricity. The product is characterized by convenient installation and un-installation and excellent sealing effect.

Bi-directional Seal Ball Valve	ZL00229964.X	3/1/2011
The product is used for chemical, steel and electricity and sewage disposal used water and gas supply and drainage pipes. The product is characterized by wear proof, long duration and excellent sealing effect.

Hydraulic Check Butterfly Valve with Heavy Hammer	ZL02228101.0	11/20/2012	The product is used for water supply and sewage pipes to prevent water flow backward. It is characterized by high efficiency and energy saving.

Eccentric Ball Surface Valve (appearance design)	ZL02355048.1	5/28/2013	The product is used for supply and sewage pipes for oil, chemical, metallurgy and electricity industries.

Extension Metal Seated Butterfly Valve	ZL02278887.5	8/6/2013
The product is used on water and gas supply and disposal pipes in the oil, chemical, steel and electricity construction industries. It is characterized by easy installation and un-installation and long duration.

Valves Open and Close Executing Mechanism	ZL0227886.7	8/27/2013	This product is used for valves that are produced by the Company. This product is characterized by reasonable design and high efficiency in transmission.

Eccentric Ball Surface Valve	ZL02279458.1	9/17/2013
This product is used industries such as oil, chemical, gas, metallurgy, electricity, paper manufacturing and heat. This product is especially suitable for cutting or adjusting flows of industrial pipes, which transporting flows contain particular matter, ash cinder and texture extra.

Life Test Equipment for Valves	ZL032438656.6	6/16/2014	This product is used for sealing life duration test.

Flat Gate Valve	ZL 02290648.7	12/31/2013	This product is used on water supply and disposal facilities. This product is characterized by lightweight, easy installation and corrosion resistance.

Mechanical Electromagnetic Lock Equipment Hydraulic Check Butterfly Valves with Heavy Hammer	ZL02138706.0	11/17/2014	This product is used for hydraulic check butter fly valves with heavy hammer. It is characterized by its safety, reliability and energy saving.

Regulation

Because our operating subsidiary Henan Tonghai is located in the PRC, we are regulated by the national and local laws of the PRC.

There is no private ownership of land in China and all land ownership is held by the government of the PRC, its agencies and collectives.  Land use rights can be obtained from the government for a period up to 70 years and are typically renewable.  Land use rights can be transferred upon approval by the land administrative authorities of the PRC (State Land Administration Bureau) upon payment of the required land transfer fee.  China Valves does not own the building and land it operates on.  High Pressure Valve owns three manufacturing companies and the equipment of the casting company. The land and the buildings of High Pressure Valve belong to the casting company.   See “OUR BUSINESS – Our Facilities” for more details.

In addition, we are also subject to the PRC’s foreign currency regulations.  The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion or Renminbi into other foreign currencies.  Although foreign currencies that are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met.  At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2007, we had approximately 904 full-time employees.  The number of employees in each department is detailed in the following chart:

Department	Number of Employees
Marketing	86
Management	48
Finance and Accounting	25
Research & Development	102
Human Resources	10
Production workers	492
Engineering and Technical Support	141
Total	904

Our Addresses

The address of China Valves’ principal executive office in China is No. 93 West Xinsong Road, Kaifeng City, Henan Province, People’s Republic of China and our telephone number is (86) 378-2925211.  We maintain a website at www.cvalve.net that contains information about us, but that information is not a part of this Annual Report.

Item 1A.  RISK FACTORS

Item 1B.  RISKS RELATED TO OUR BUSINESS

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand the scope of our valve manufacture and production and continue to develop new and improved valves. This expansion will place a significant strain on our management and our operational, accounting, and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot assure you that our internal growth strategy will be successful, which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to grow internally through increasing the development of new valves and improve the quality of existing valves.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

We cannot assure you that our acquisition growth strategy will be successful, resulting in our failure to meet growth and revenue expectations.

In addition to our internal growth strategy, we have also explored the possibility of growing through strategic acquisitions.  We intend to pursue opportunities to acquire businesses in the PRC that are complementary or related in product lines and business structure to us.  We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in the PRC, including state owned businesses, will be required to comply with the laws of the PRC, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals that are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We may have difficulty defending our intellectual property rights from infringement, resulting in lawsuits requiring us to devote financial and management resources that would have a negative impact on our operating results.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success.  We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. We have received patent protection for certain of our products in the PRC.  No assurance can be given that our patents, trademarks and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.  There can be no assurance that we will be able to obtain a license from a third-party for technology that we may need to conduct our business or that such technology can be licensed at a reasonable cost.

Presently, we provide our valves mainly in the PRC.  To date, no trademark or patent filings have been made other than in the PRC.  To the extent that we market our services in other countries, we may have to take additional action to protect our intellectual property.  The measures we take to protect our proprietary rights may be inadequate and we cannot give you any assurance that our competitors will not independently develop formulations, processes and services that are substantially equivalent or superior to our own or copy our products.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

We may never pay any dividends to shareholders.

We have never paid any dividends and have not declared any dividends to date.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements and other factors the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Management exercises significant control over matters requiring shareholder approval which may result in the delay or prevention of a change in our control.

Mr. Siping Fang, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 60% of our voting securities.  As a result, management, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission, resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. While we are not subject to these requirements for the fiscal year ended December 31, 2007, beginning January 1, 2008, we are subject to these requirements.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies has experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in China’s political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time.  This could either benefit or damage our operations and profitability.  Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes.  Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used.  The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China.  However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties.  These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses.  In addition, all of our executive officers are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S.  As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries.  However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75.  Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies.  For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.  In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75.  We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures.  A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006.  This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests.  Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies.  In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction.  Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies.  Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses.  Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction.  Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction.  The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year.  The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities.  Transaction structures involving trusts, nominees and similar entities are prohibited.  Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated.  For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed.  Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our largest stockholder, Siping Fang, holds a significant percentage of our outstanding voting securities and accordingly may make decisions regarding our daily operations, significant corporate transactions and other matters that other stockholders may believe are not in their best interests.

Mr. Siping Fang is the beneficial owner of approximately 60% of our outstanding voting securities.  As a result, he possesses significant influence over the election of our board of directors and significant corporate transactions.  His ownership may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.  Other stockholders may believe that these future decisions made by Mr. Siping Fang are not in their best interests.

Future sales or perceived sales of our common stock could depress our stock price.

A substantial number of shares of our common stock held by our current stockholders are freely tradable.  If the holders of these freely tradable shares were to attempt to sell a substantial amount of their holdings at once, the market price of our common stock could decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to short the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of our common stock being offered for sale to increase, our common stock’s market price would likely further decline.  All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 300,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders. These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 2.   Properties

All land in China is owned by the government of China.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of up to 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

China Valve is operated in facilities located on approximately 74 acres of land. The subsidiaries of China Valve operate on land that they rent.  High Pressure Valve was privatized in 2004 and pursuant to the PRC policy of privatization, the use of land and offices in China is state subsidized until the end of 2007.  Therefore, High Pressure Valve does not incur any expenses with respect to its property.

With respect to ZhengDie Valve, the following expenses were incurred in 2006 and 2007 with respect to its property:

Year Ended 2006

Usage	Amount in USD
Office	$24,000
Production Facilities	$266,667
Operation Facilities	$6,667
Total Cost	$297,334

Year Ended 2007

Usage	Amount in USD
Office	$32,000
Production Facilities	$266,667
Operation Facilities	$6,667
Total Cost	$305,334

Item 3.  Legal Proceedings

Before the reverse acquisition on December 18, 2007, Intercontinental was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff has not proceeded with the suit since it was filed. Intercontinental believes that the suit is without merit.  In connection with the reverse acquisition, Intercontinental agreed to place a portion of the purchase price into escrow pending resolution of this suit.  If required, the portion of the purchase price for the reverse acquisition held in escrow will be used to settle this lawsuit.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters that were submitted during the fourth quarter of 2007 to a vote of security holders that have not already been disclosed in a Current Report on Form 8-K during the period.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock, having $0.001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CVVT.OB."

On December 31, 2007, the closing bid quotation for our common stock as reported on the OTCBB was $11.  The bid price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (through March 27, 2008)	$10	$10

Closing Bid Prices (1)
	High		Low
Year Ended December 31, 2007
1st Quarter	$	N/A	$	N/A
2nd Quarter		N/A		N/A
3rd Quarter		N/A		N/A
4th Quarter		11		1.50

(1) The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On December 31, 2007, there were approximately 107 stockholders of record of our common stock.

Dividend Policy

Other than the dividends declared or paid by our subsidiary China Valves before the reverse acquisition transaction and the forward stock split on December 18, 2007, we have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Item 6.   Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Current Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Current Report.

Our Business

Through China Valve’s subsidiaries and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute valves for a variety of different industries.  We are located in Henan Province but do business throughout China.  China Valve engages in the development, manufacture and sales of high quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries.

Our production facility in Kaifeng has an area of more than 74 acres.   We are the leader in valve sales for the thermal power and water supply industries, according to the Board Chairman of China Valve Industry Association. We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.

Revenue

Our revenue increased $11.5 million, or 45%, to $37.0 million in 2007 from $25.6 million in 2006. This increase was primarily driven by a 25% increase in the average selling price of products sold and a 75% increase in the volume of products sold. The increase in average selling price in 2007 was primarily due to the increase in raw material prices, particularly steel metal price, and the increased sales volume was attributable to (1) increase in demand of our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers and (4) our expansion into the nuclear power station valve market segment.

Our revenue is generated from sales of metal valves.  The following table sets forth the breakdown of our revenues by product types for the periods indicated.

		2007	2006
Components of Revenues	Gate Valves	$11,648,638	$6,743,329
	Butterfly Valves	12,615,048	9,243,173
	Ball Valves	1,619,598	1,213,375
	Check Valves	2,624,910	1,365,465
	Ventilate Valves	622,871	242,428
	Extension Valves	662,787	661,729
	Others	5,119,406	4,615,478
	Abstraction Check Valve	1,009,119	979,018
	Safety Valves	1,113,906	466,189
Total revenue		$37,036,282	$25,530,183

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  Between fiscal years 2006 and 2007, we were able to maintain gross margins between approximately 40% to 45%.

Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

• Growth of China’s Urbanization and Industrialization

According to the China Valve Industry Association’s research result, the annual growth rate of the valve production industry in China is expected to be 32% for the next 5 years.  This growth is fueled by rapid industrialization and manufacturing industries developing in China.  If this growth continues, we believe that the growth rate of the valve production industry will grow at a similar rate and that the Company will be able to sustain its growth and continue to be a leader in the valve production industry in China.

• PRC Regulations

China has looked favorably on the valve production industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits China Valve and similarly situated companies.  For example, in June, 2007, the state department of China state issued a new policy called “expedite the development of China equipment manufacturing industry.”  In this policy, the Chinese government mentioned it will promote the development of China’s equipment manufacturing industry, which includes the valve industry, through, among other things, tax incentives, import/export support and capital support.  As long as China continues to promote economic growth and allow manufacturing companies to grow and expand their operations, China Valve expects its operations will be positively effected by PRC regulations.

Taxation

United States

China Valves Technology, Inc. is subject to United States tax at a tax rate of 34%. No provision for U.S. federal income taxes has been made as the Company had no taxable income for the reporting period.

Samoa

China Valves Limited was incorporated in Samoa and, under the current laws of Samoa, is not subject to income taxes.

PRC

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition.

Under the existing Chinese Income Tax Laws, FIEs generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply. Starting on January 1, 2008, China unified the corporate income tax rule on FIEs and DEs.  The unified corporate income tax rate is 25%.

The Company’s subsidiary, Henan Kaifeng High Pressure Valve Co., Ltd, is exempt from income tax due to a Keifang city tax incentive for companies to privatize.

The Company’s other operating subsidiary, Zhengzhou City Zhengdie Valve Co., Ltd, is subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local taxes).

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2006	2007
	(in thousands)
Sales revenue	25,530,183	37,036,282
Cost of sales	14,522,202	22,050,041
Gross profit	11,007,981	14,986,241
Expenses
General & administrative expenses	2,181,294	3,245,954
Research and development costs	33,260	104,502
Selling expenses	2,248,613	2,998,585
Total operating expenses	4,463,167	6,349,041
Other income	13,729	393,686
Other expense	183,441	22,053
Financial cost	537,562	528,498
Income before income taxes	5,837,540	8,480,335
Income taxes	1,158,161	1,337,743
Minority interests
Net income	4,679,379	7,142,592
As a Percentage of Sales Revenue
Sales revenue	100%	100%
Cost of sales	57%	60%
Gross profit	43%	40%
Expenses
General & Administrative expenses	9%	9%
Research and development costs	0.10%	0.30%
Selling expenses	9%	8%
Total operating expenses	17%	17%
Income before income taxes	23%	23%
Income taxes	5%	4%

Net income	18%	19%

Comparison of 2007 and 2006

Sales Revenue.  Sales revenue increased $11.5 million, or 45%, to $37.0 million in 2007 from $25.6 million in 2006. This increase was primarily driven by a 25% increase in the average selling price of products sold and a 75% increase in the volume of products sold. The increase in average selling price in 2007 was primarily due to the increase in raw material prices, particularly the steel metal price, and the increased sales volume was attributable to (1) increase in demand of our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers and (4) our expansion into the nuclear power station valve market segment.

Cost of Sales.   Our cost of sales increased $7.5 million to $22.0 million in 2007 from $14.5 million in 2006. The cost of sales, as a percentage of sales revenue, increased 3% from 57% in 2006 to 60% in 2007.  As sales revenue increases, cost of goods sold would also increase due to our needs to purchase more raw materials in order to meet the demand for our products. The slight increase in cost of sales as a percentage of sales revenue is attributable to the increase in costs of materials and labor used in production that we did not pass on to our customers.

Gross Profit.  Our gross profit increased $4.0 million to $15.0 million in 2007 from $11.0 million in 2006. Gross profit as a percentage of net sales revenue decreased from 43.12% to 40.46%. This was primarily driven by higher raw material costs that affected the selling price. As we discussed in the above, this increase is attributable to the increase in costs of materials and labor used in production that we did not pass on to our customers.

General and Administrative Expenses.  Our administrative expenses increased $1.1 million, or 45%, to $3.2 million in 2007 from $2.2 million in 2006. As a percentage of sales revenue, administrative expenses remained consistent, at approximately 9% from 2006 to 2007.

Research and development costs.  Our research and development costs consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $71,242, or 214%, to $104,502 in 2007 from $33,260 in 2006. The increase was primarily attributable to (1) our update of certain of our product lines, (2) the increase in our research and development expense for certain of our valve products (3) the increase in our research and development expense for our nuclear power station valve products, (4) our increase investment in our high end valve products and (5) our increased spending in developing new products.

Selling Expenses.   Our selling expenses increased to $3.0 million in 2007 from $2.2 million in 2006. As a percentage of sales revenue, our selling expenses have stayed fairly consistent, decreasing by only 1% from 2006 to 2007. The increase in selling expenses is directly related to the increase in sales revenue.  Our addition of 5 new sales companies in 2007 also contributed to the increase in our selling expense.

Total Operating Expenses.  Our total expenses increased $1.9 million to $6.3 million in 2007 from $4.5 million in 2006. As a percentage of sales revenue, our total expenses remained unchanged in 2007 from 2006.

Income Before Income Taxes.  Income from operations before income taxes increased $2.6 million, or  45%, to $ 8.5 million in 2007 from $5.8 million in 2006. Income from operations before income taxes as a percentage of revenue remained unchanged in 2007 from 2006.

Net Income.  Net income increased $2.5 million, or 53%, to $7.1 million in 2007 from $4.7 million in 2006 due to an overall increase in revenue.

Allowance for Doubtful Debts

Our trade receivables net of allowance for doubtful accounts were $17.3 million as of December 31, 2007, an increase of $7.7 million, or 80%, from $9.6 million as of December 31, 2006. Our allowance for doubtful accounts totaled $274,167 as of December 31, 2007. We had no allowance for doubtful debts as of December 31, 2006.

The increase of our trade receivables was mainly due to overall increase in sales revenue.  Generally we consider a trade receivable as a doubtful account only if it remains uncollected for more than one year.  Our allowance for doubtful debts accounts for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationships with us and good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $2.77 million and restricted cash of $40,856. The following table provides detailed information about our net cash flow for all financial statements periods for 2006 and 2007.

  (dollars in thousands)

	Years Ended December 31,
	2006	2007
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(3,310)	$5,098
Net cash used in investing activities	(2,184)	(2,091)
Net cash provided by (used in) financing activities	9,280	(5,883)
Effect of foreign currency translation on cash and cash equivalents	331	57
Net cash flow	4,117	(2,818)

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In 2008, we intend to continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

We intend to grow and expand our business in 2008.  One of the ways we expect to grow is through acquisitions of other similar companies. We expect to acquire high-growth small and medium size companies but will also evaluate the benefits of acquiring larger competitors where we can combine our brand names and consolidate the valve industry and increase our market share in the industry.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.

In addition, China Valve expects to increase its market development and strengthen its hold as a leader of valve manufacturers by improving the quality of existing valves and developing newer, better quality valves.

Lastly, China Valve intends to increase our market share by expanding into overseas markets.  We anticipate expanding into neighboring Asian countries over the next few years and then growing into an international valve manufacturer that distributes to countries all over the world.

We will require approximately $30 million ($27 million net of financing cost) in financing to fund our strategic acquisitions and operations expansion plans for 2008. The following table sets forth how we would use such proceeds in 2008. However, we can provide no assurance that we will be able to obtain such financing on terms favorable to the Company, if at all.  If we are unable to obtain such financing, we may be unable to effectuate our strategic and expansion plans and our operations and financial condition may be adversely effected.

Planned Projects	Investments ($ million)
Internal Development:
Additions to working capital	3.0
Increase R&D expenses	1.0
Upgrade/Purchase new equipment	3.0
Merger and Acquisitions:
Acquire high-growth medium/small valve firms	5.0
Acquire large competitive valve companies	15.0
Total:	27.0

Operating Activities

Net cash provided by operating activities was $5.1 million in 2007, as compared to net cash used in operating activities of $3.3 million in 2006. The increase was mainly due to our substantial increase in sales revenue.

Investing Activities

Our main uses of cash for investing activities are for the acquisition of plant and equipment as well as purchases for construction.  Net cash used in investing activities in 2007 was $2.1 million, as compared to $2.2 million in 2006. The decrease of net cash used in investing activities was mainly attributable to fewer equipment purchases in 2007.

Financing Activities

Net cash used in financing activities in 2007 totaled $5.9 million as compared to net cash provided by financing activities of $9.3 million in 2006. The decrease in net cash from financing activities is attributable to repayment of all of our notes payable, totaling $4.3 million in 2007.  Since we were able to receive substantial cash from our revenue, our borrowing activity decreased and we paid off our notes payable.

Our debt to equity ratio was 0.74 as of December 31, 2007 as compared to 1.14 as of December 31, 2006. We believe we have greatly improved our company’s position by decreasing our borrowings. We plan to maintain our debt to equity ratio below 85%, increase long-term loans, decrease short-term loans and increase the ratio of the borrowing in foreign currency to take advantage of the expected increase of the value of the Renminbi against the U.S. dollar.

As of December 31, 2007, the maturities for our bank loans are all below one year, except for a $1.1 million long term loan from Zhengzhou Shangjie Credit Union due in 2009.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

We had a capital commitment of approximately $725,000 for the acquisition of plant and machinery as of December 31, 2006, but we have no material capital commitments as of December 31, 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Allowance for doubtful accounts. We establish an allowance for doubtful accounts based on our assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. Among other things, we consider the historical level of credit losses and apply percentages to aged receivable categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and we monitor current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, we have established a general provisioning policy for an allowance equivalent to 100.0% of the gross amount of trade receivables due over one year. Additional specific provision is made against trade receivables aged less than one year to the extent they are considered to be doubtful.

Bad debts are written off when identified. We extend unsecured credit to customers ranging from three to six months in the normal course of business. We do not accrue interest on trade accounts receivable.

Historically, losses from uncollectible accounts have not significantly deviated from our estimated allowance, and no significant additional bad debts have been written off directly to the profit and loss. This general provisioning policy has not changed in the past since establishment, and we consider the aforementioned general provisioning policy to be adequate and not too excessive and do not expect to change this established policy in the near future.

•
Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.  In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared to current or committed inventory levels.  Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions and product life cycle changes. We estimate the demand requirements based on market conditions, forecasts prepared by our customers, sales contracts and orders in hand.

In addition, we estimate net realizable value based on intended use, current market value and inventory aging analyses. We write down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, we established a general 50.0% provision for inventories aged over one year.

Historically, the actual net realizable value has been close to our estimates.

•
Property, plant and equipment. Our property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Construction in progress mainly represents expenditures in respect of our new offices and factories under construction. All direct costs relating to the acquisition or construction of our new office and factories are capitalized as construction in progress. No depreciation is provided in respect of construction in progress.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

•
Revenue recognition. Revenue from sales of our products is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year. The adoption of FIN 48 has no material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Options for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the 2008 fiscal year. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Our management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. We are in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans.  Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.  Since December 21 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.99%, and loans with a term of 6 to 12 months by 1.35%.  The new interest rates are 6.57% and 7.47% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at December 31, 2007 would decrease net income before provision for income taxes by approximately $0.3 million for the year ended December 31, 2007.  Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi.  All of our assets are denominated in RMB except for cash which is in RMB and Hong Kong Dollar.  As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S.  Dollars and RMB.  If the RMB depreciates against the U.S.  Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased expenses.

Item 8.  Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2007 and 2006 begins on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change in Accountants

Chisholm, Bierwolf & Nilson, LLC, or Chisholm, has served as our independent auditor in connection with the audits of our fiscal years ended December 31, 2006 and 2005, and review of the subsequent interim period through September 30, 2007.  In connection with the reverse acquisition, our board of directors recommended and approved the appointment of Madsen & Associates  CPAs, Inc., or Madsen, as the independent auditor for the Company.

On February 19, 2008, Madsen was dismissed as independent auditor for the Company.  On February 19, 2008, the Company engaged Moore Stephens Wurth Frazer & Torbet, LLP (“Moore Stephens”) as its principal independent auditor.  This decision to engage Moore Stephens was ratified by the majority approval of the Board of Directors of the Company.

Management of the Company has not had any disagreements with Madsen and Chisholm related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the two most recent fiscal years and any subsequent interim period through Madsen’s termination on February 19, 2008, there has been no disagreement between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Madsen would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We engaged Ernst & Young Hua Ming to assist the Company in improving the internal control system based on COSO internal control framework.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to the following:

1.  Accounting and Finance Personnel Weaknesses – US GAAP expertise - The current staff in the accounting department is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2.  Lack of internal audit function – The Company lacks qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

3.  Lack of Internal Audit System - The Company lacked an internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the company.

We had been preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2008, and only recently became aware of the need to comply with such rules for our fiscal year ended December 31, 3007.  As a result, during most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries and was not required to meet or apply U.S. GAAP requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address these deficiencies, our current accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements and procedures generally accepted in the PRC, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1.  Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2.  Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

3.  Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

4.  Interviewing prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert with a goal to establish both an Audit and Compensation committee as well as sufficient independent Directors.

5. Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers of and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our new executive officers and directors as of December 31, 2007. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Siping Fang	55	President, Chief Executive Officer and Director
Zengbiao Yu	47	Director
Renrui Tang	35	Chief Financial Officer and Director
Huifeng Chen	36	Director
Zhiyuan Jia	37	Chief Technology Officer
Binjie Fang	35	Chief Operating Officer and Director

Siping Fang, Chairman, Chief Executive Officer and Director
Male, 55, Mr. Fang has over 20 years’ of experience in the valve industry.  In 2001, Mr. Fang established Zheng Zhou City Zhengdie Valves Co. Mr. Fang has been appointed as President and CEO of that company. Mr. Fang has been responsible for making strategic decisions, leading the management to carry on operations in all aspects. In 2003, Mr. Fang acquired PRC-owned enterprise Henan Kaifeng High Pressure Valves Company Limited. Mr. Fang has been appointed as President and CEO of the company. Mr. Fang has been responsible for making strategic decisions on major corporate issues and overlooking the comprehensive operations and market expansion.

Zengbiao Yu, Director
Mr. Yu is 47 years old. He has been working as a professor and a ph.D. tutor for Tsinghua University since 1999. In the past 5 years, Mr. Yu has completed approximately 20 research projects, published more than 30 thesis and 8 books. His research has been focused on organizational behavior, accounting acts and management accounting. Mr. Yu’s work has generated wide recognition in the finance and accounting fields. At present, Mr. Yu is devoting his time to projects related to "research on global oil company budget management system" of China Oil Group, the State’s nature science’s significant project, "research on management theory and methods on functionalization, grouplization and scientific of water and electricity enterprises", "cost control, budget management, internal control and performance valuation integration system design" of Zheng Zhou Zhengdie Valve Company Limited.

Mr. Yu is currently a member of P.R.C. Accounting Study Committee and P.R.C. Cost Research Committee, the special editor of publication from P.R.C. accounting Study Committee, which is "Accounting Study" and independent director of "China Heavy Auto" and "Shanghai Yongle Company Limited." In addition, he is an editor of "Educational Case Journal" published by IMA of U.S.A.

Mr. Yu has a ph.D. in modern management accounting from a business school established jointly by University of Illinois and Xiamen University. He was awarded "certificates of high attainment" from the University of Illinois in 1991 as an "outstanding accountant" from Ministry of Finance in 1995.

Renrui Tang, Director
Male, 35, between 1994 and 2004, Mr. Tang worked for Zhengzhou City Zhengdie Valve Co., Ltd as the manger for financial department. He had been in charge of the firm’s financing activities and various issues in accounting fields.  From 2004 to the present, Mr. Tang was the financial director of Henan Kaifeng High Pressure Co, Ltd.  His major duties include managing accounting and financing activities, supervising financial analysis, capital allocation, internal control and auditing.

Huifeng Chen, Director
Female, 36, From 2004 to the present, Ms. Chen has been the Financial Director of Zhengzhou City ZhengDie Valve Co., Ltd. She has been in charge of various fields in accounting and finance. Her major responsibilities include supervising the preparation of financial statements, capital budgeting, internal control and auditing.

Binjie Fang, Chief Operating Officer and Director
Male, 35, Between September 1995 and January 2005 he was the head of the operations and human resource departments of Zhengzhou City Zhengdie Valve Co., Ltd.  His major responsibilities included managing daily operations and human resource related issues.  From January 2005 to the present, Mr. Fang has been the general manager of Zhengdie Valve Co., Ltd.  His major responsibilities include supervising company operations in various aspects and managing marketing and business development activities.

Board Composition and Committees

The board of directors is currently composed of Siping Fang, Binjie Fang, Renrui Tang, Huifeng Chen and Zengbiao Yu.

We currently do not have standing audit, nominating or compensation committees, although we may form such committees in the future.  Since we do not currently have an audit committee, we do not have an audit committee financial expert.  Our board of directors handles the functions that would otherwise be handled by an audit committee.  Upon the establishment of an audit committee, the board of directors will determine whether any of the directors qualify as an audit committee financial expert.

We have not implemented a process for stockholders to send communications to the board of directors because we have not had significant operations until recently.  We intend to establish a reporting mechanism as soon as practicable.

Independent Directors

We did not have independent directors in the fiscal year ended December 31, 2007.  However, Zengbiao Yu, our newly appointed director effective as of January 30, 2008, is “independent” as that term is defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting.  Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Family Relationships

Mr. Binjie Fang is the son of Mr. Siping Fang.  Other than otherwise disclosed, there are no other family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2007 and 2006: Matthew Markin, our former Chairman and Chief Executive Officer; and Fang Siping, who became our President and Chief Executive Officer when we completed the reverse acquisition.  No other executive officers received total compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary	Total ($)

Matthew Markin, former Chairman and CEO (1)	2006	0	0
	2007	0	0

Fang Siping, President, CEO and Director (2)	2006	0	0
	2007	$100,000	$100,000

(1)
On December 16, 2007, we acquired China Valve in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Matthew Markin tendered his resignation from the board of directors and from all offices held in the Company, effective immediately.

(2)	In connection with the reverse acquisition of China Valve on December 16, 2007, Fang Siping was elected President, CEO and director of the Company effective upon the resignation of Mr. Markin.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.

Employment Contracts

On 12/01/2007, our subsidiary, China Valves  Limited, entered into 5-year employment agreements with Fang Siping, our Chief Executive Officer and President, Tang Renrui, our Chief Financial Officer and Fang Binjie, our Chief Operating Officer. Under the employment agreements, Mr. Siping Fang, Mr. Tang Renrui and Mr. Fang Binjie receive an annual salary of $100,000, $40,000 and $40,000, respectively. The employment agreements do not provide payments relating to severance or following a change of control. Our executives are subject to customary confidentiality and non-competition covenants as provided in their employment agreements.

We have not granted any equity-based awards to any of our named executive officers, nor do we provide retirement benefits (other than a state compensation scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

Zengbiao Yu was appointed director effective as of January 30, 2008.  We entered into an independent director Indemnification Agreement with Zengbiao Yu, pursuant to which he is entitled to $17,000, as annual compensation for the services to be provided as an independent director, and as chairperson of various board committees, as applicable.  Under the terms of the Indemnification Agreement, we agreed to indemnify the independent director against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent director in connection with any proceeding if the independent director acted in good faith and in our best interests.  It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

The compensation paid to our remaining directors, Messrs. Fang , Mr. Chen and Mr. Tang, was paid in their capacity as executive officers of the Company - they do not receive any additional compensation for their service as directors.

Limitation of Liability and Indemnification of Officers and Directors

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned on December 18, 2007, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all executive officers and directors as a group.  In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  Except as set forth in this report, there are not any pending or anticipated arrangements that may cause a change in control.  At December 31, 2007, 40,106,500 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Nature of Security	Number of Shares	Percentage of Common Stock
Mr. Siping Fang	Common Stock	24,300,000	60.75%
Mr. Junfeng Feng	-	0	0%
Renrui Tang	-	0	0%
Huifeng Chen	-	0	0%
Zhiyuan Jia	-	0	0%
Binjie Fang	-	0	0%
All directors and executive officers as a group (1 person)	Common Stock	24,300,000	60.75%

(1) Unless otherwise indicated in the footnotes to the table, each shareholder shown on the table has sole voting and investment power with respect to the shares beneficially owned by him.

Item 13.   Certain Relationships and Related Transactions
The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

During the year, advances were made to the Company by Mr. Siping Fang, our CEO and major shareholder, for cash flow purposes. As at December 31, 2007 and 2006, the outstanding amount due to Mr. Siping Fang was US$2,848,032 and $1,805,389, respectively. The advance is unsecured, interest-free and has no fixed terms of repayment.

The Company has borrowed monies from certain employees for cash flow purposes. The loans bear interest of 10% with no fixed repayment terms. Loans from employees amounted to $671,188 and $624,170 as of December 31, 2007 and 2006, respectively.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $50,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification.  Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
● the terms available to or from, as the case may be, unrelated third parties or to or from our employeesgenerally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Our Board is currently composed of 5 members, one of which, Zengbiao Yu, is “independent” as that term is defined under the NASDAQ listing standards.

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  Our directors have a duty of to act in good faith with a view to our interests.  In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation.  Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  During 2007, our board met 5 times and no director missed any meetings of the board.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert.  Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Item 14.  Principal Accounting Fees and Services.

Moore Stephens Wurth Frazer and Torbet, LLP, was the Company’s independent registered public accounting firm engaged to examine the Company’s consolidated financial statements for the fiscal year ended December 31, 2007.

Fees for the fiscal years ended December 31, 2007

Audit Fees.  Moore Stephens Wurth Frazer and Torbet, LLP, Independent POAOB registered public accounting firm, was paid aggregate fees of approximately $180,000 for the fiscal year ended December 31, 2007, for professional services rendered for the audit of our annual financial statements.

Tax Fees.  Moore Stephens Wurth Frazer and Torbet, LLP, Independent POAOB registered public accounting firm, was not paid any fees for the fiscal years ended December 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning.  This service was not provided.

All Other Fees. Moore Stephens Wurth Frazer and Torbet, LLP, Independent POAOB registered public accounting firm, was paid no other fees for professional services during the fiscal years ended December 31, 2007.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15.  Exhibits, Financial Statement and Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements are set forth beginning on page F-1 of this Report

Section 1. Report of Independent Registered Public Accounting Firm           F-2

Section 2. Consolidated Balance Sheets                                                               F-3

Section 3. Consolidated Statement of Operations                                               F-4

Section 4. Consolidated Statement of Stockholders’ Equity                             F-5

Section 5. Consolidated Statement of Cash Flows                                              F-6

Section 6. Notes to Consolidated Statements                                                      F-7-F-27

(2)
Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (Including Those Incorporated By Reference).

Exhibit Index

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 16, 2007, among the Company, the stockholders of the Company, China Valves Limited and its stockholders. [Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on December 21, 2007].

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date.  [Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s current report on Form 8-K filed on December 21, 2007].

21	List of subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VALVES TECHNOLOGY, INC.
March 31, 2008	By:/s/ Siping Fang
(Date Signed)	Siping Fang, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Siping Fang as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

/s/ Siping Fang Siping Fang	President, Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Renrui Tang Renrui Tang	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2008

Exhibit Index

Exhibit No.	Description
2.1
Share Exchange Agreement, dated December 16, 2007, among the Company, the stockholders of the Company, China Valves Limited and its stockholders. [Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed on December 21, 2007].

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada, as amended to date.  [Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s current report on Form 8-K filed on December 21, 2007].

21	List of subsidiaries of the Company.*

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 - F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Income and Other Comprehensive Income	F-5
Consolidated Statements of Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of China Valves Technology, Inc

We have audited the accompanying consolidated balance sheet of China Valves Technology, Inc and subsidiaries as of December 31, 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of China Valves Technology, Inc. and subsidiaries as of December 31, 2006 in the accompanying consolidated financial statements were audited by other auditors whose report dated December 6, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Valves Technology, Inc and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 31, 2008

Madsen & Associates CPAs, Inc.

684 East Vine Street #3, Murray, UT 84107	PHONE: (801) 268-2632 FAX: (801) 268-3978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and

Stockholders of China Valve Holdings Limited (Incorporated in Samoa)

We have audited the accompanying balance sheets of China Valve Holdings Limited as of December 31, 2006 and 2005, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years ended December 31, 2006 and 2005. China Valve Holdings Limited's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Valve Holdings Limited as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

s/Madsen & Associates CPA's, Inc.

Madsen & Associates CPA's, Inc.

Salt Lake City, Utah

December 6, 2007

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND DECEMBER 31, 2006

A S S E T S
	December 31,	December 31,
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$2,773,262	$5,591,211
Restricted cash	40,856	-
Accounts receivable, net of allowance for doubtful accounts of $274,167	16,789,383	9,171,675
and $0 as of December 31, 2007 and December 31, 2006, respectively
Other receivables	4,638,477	3,689,926
Inventories	10,539,087	14,739,845
Advances on inventory purchases	458,699	-
Prepaid expenses	519,043	554,031
Total current assets	35,758,807	33,746,688

PLANT AND EQUIPMENT, net	7,523,788	4,373,362

OTHER ASSETS:
Accounts receivable - retainage, long term	559,368	469,229
Advances on equipment purchases	324,858	-
Goodwill - purchased	19,449,851	18,187,242
Intangibles, net of accumulated amortization	435,633	54,405
Other investments, at lower of cost or market	714,485	668,104
Total other assets	21,484,195	19,378,980

Total assets	$64,766,790	$57,499,030

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable - trade	$6,452,519	$8,843,663
Short term loans	6,479,291	10,105,186
Short term loans - related parties	671,188	491,366
Other payables	4,435,982	2,169,379
Other payable - related partites	2,848,032	1,805,389
Notes payable	-	4,195,651
Accrued liabilities	1,734,679	514,941
Customer deposits	2,810,352	2,053,498
Taxes payable	1,064,512	408,759
Total current liabilities	26,496,555	30,587,832

Long-term liabilities:
Long term debt	1,096,800	-
Total long term liabilities	1,096,800	-

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value; 300,000,000 shares authorized
40,106,500 shares and 40,000 000 issued and outstanding as of December 31, 2007
and December 31, 2006, respectively	40,107	40,000
Additional paid-in-capital	16,365,029	15,115,137
Statutory reserves	1,749,601	1,032,933
Retained earnings	15,844,953	9,419,029
Accumulated other comprehensive income	3,173,745	1,304,099
Total shareholders' equity	37,173,435	26,911,198

Total liabilities and shareholders' equity	$64,766,790	$57,499,030

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
SALES	$37,036,282	$25,530,183

COST OF GOODS SOLD	22,050,041	14,522,202

GROSS PROFIT	14,986,241	11,007,981

EXPENSES:
Selling expense	2,998,585	2,248,613
General and administrative	3,245,954	2,181,294
Research and development	104,502	33,260
Total Operating Expenses	6,349,041	4,463,167

INCOME FROM OPERATIONS	8,637,200	6,544,814

OTHER EXPENSE (INCOME) :
Other income	(393,686)	(13,729)
Interest expense (Finance costs)	528,498	537,562
Other expense	22,053	183,441
Total Other Expense (Income)	156,865	707,274

INCOME BEFORE PROVISION FOR INCOME TAXES	8,480,335	5,837,540

INCOME TAX EXPENSE	1,337,743	1,158,161

NET INCOME	7,142,592	4,679,379

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,869,646	823,057

COMPREHENSIVE INCOME	$9,012,238	$5,502,436

WEIGHTED AVERAGE NUMBER OF SHARES	40,003,550	40,000,000

EARNINGS PER COMMON SHARE	$0.18	$0.12

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2006	40,000,000	$40,000	$15,115,137	$508,001	$5,258,080	$481,042	$21,402,260

Net income					4,679,379		4,679,379

Adjustement to statutory reserve				524,932	(524,932)		-

Foreign currency translation adjustment						823,057	823,057

Other					6,502		6,502

BALANCE, December 31,2006	40,000,000	$40,000	$15,115,137	$1,032,933	$9,419,029	$1,304,099	$26,911,198

Shares issued for reorganization on
December 18, 2007	106,500	107	(107)				-

Capital contribution from shareholder			1,249,999				1,249,999

Net income					7,142,592		7,142,592

Adjustement to statutory reserve				716,668	(716,668)		-

Foreign currency translation adjustment						1,869,646	1,869,646

BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$1,749,601	$15,844,953	$3,173,745	$37,173,435

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,142,592	$4,679,379
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	551,252	409,441
Amortization of intangible assets	18,917	17,763
Provision for losses on accounts receivable	263,308	-
Loss on disposal of fixed assets	1,363	10,992
Change in operating assets and liabilities:
Accounts receivable - trade, other receivables and prepaid expenses	(8,087,872)	(4,595,754)
Inventories	3,215,500	(5,094,953)
Accounts payable - trade	(2,886,075)	809,056
Other payables and accrued liabilities	2,805,919	216,717
Other payables - related party	880,977	-
Customer deposits	589,965	(408,796)
Taxes payable	602,527	202,153
Others	-	443,745
Net cash provided by (used in) operating activities	5,098,373	(3,310,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	(381,419)	(597,842)
Advance on equipment purchases	(311,992)	-
Purchases of plant and equipment	(628,934)	(1,485,832)
Construction in progress	(768,387)	(94,068)
Proceeds from sale of equipment	-	15,384
Investment	-	(21,888)
Net cash used in investing activities	(2,090,732)	(2,184,246)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash due to export covenant	(39,238)	-
Proceeds from short term debt	4,747,066	3,339,178
Proceeds from short term loans-related party	139,939	-
Repayments of short term debt	(8,724,565)	-
Proceeds from long term debt	1,053,360	2,579,666
Repayment of (proceeds from) notes payable	(4,309,215)	2,858,931
Increase in long term accounts payable	-	230,760
Increase in other long term liabilities	-	271,784
Contributed capital	1,249,999	-
Net cash (used in) provided by financing activities	(5,882,654)	9,280,319

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	57,064	330,861

(DECREASE) INCREASE IN CASH	(2,817,949)	4,116,677

CASH, beginning of year	5,591,211	1,474,534

CASH, end of year	$2,773,262	$5,591,211

SUPPLEMENTAL DISCLOUSRES OF CASH FLOW INFORMATION:
Cash paid for interest	$665,213	$550,808

Cash paid for income taxes	$1,005,265	$1,117,724

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 1 – Organization

China Valves Technology, Inc, formerly known as Intercontinental Resources, Inc., (the “Company”) was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999, the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. In the middle of 2003 the Company again changed its name to Anglotajik Minerals, Inc. The Company was considered to be in the exploration stage as its operations principally involved research and exploration, market analysis, and other business planning activities, and no revenue was generated from its business activities. The Company suspended its proposed activities in mineral exploration in the Republic of Tajikistan, thus the Company again changed its name to Intercontinental Resources, Inc in May of 2006.

On December 16, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Exchange Agreement”) with China Valve Holding Limited (“China Valve Samoa”), a company incorporated under the laws of Samoa and the equity owner of China Valve Samoa.  The closing of the transaction took place on December 16, 2007 (the “Closing Date”) and resulted in the merger between the Company and China Valve Samoa (the “Merger”).  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of China Valve Samoa (the “Interests”) from the China Valve Samoa shareholder for 40,000,000 shares, or 99.8% of the Company’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000 (the “Purchase Price”). Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby China Value Samoa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 16, 2007 are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on December 18, 2007 the Company filed with the Secretary of State for the state of Nevada a Certificate of Amendment to our Certificate of Incorporation changing our name to “China Valves Technology, Inc” to better reflect our business.  The Company through its subsidiaries in the People’s Republic of China (PRC) focuses primarily on the development, manufacture and sale of high-quality metal valves for electricity, petroleum, chemical, and water, gas and metal industries.

China Valve Samoa was incorporated on June 6, 2007 in Samoa. China Valve Samoa’s principal activity is investment holding and its operations are carried out in Samoa.

Pursuant to a group reorganization, China Valve Samoa became the holding company of the group in September 2007 by acquiring 100% interest in China Valve Holdings Limited (incorporated in Hong Kong) ("CVHL") on September 28, 2007. CVHL established Henan Tonghai Valve Science Technology Co., Ltd. ("TVST"), a wholly-own subsidiary in the People's Republic of China, on September 5, 2007. Later, TVST acquired a 100% interest in Henan Kai Feng High Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd., both companies incorporated in the People's Republic of China, on September 20, 2007 and October 25, 2007, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The acquisitions of Henan Kai Feng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd. have been treated for accounting purposes as acquisitions under common control.  Accordingly, the financial statements have been prepared on a consolidated basis for the years being presented.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
China Valve Holdings Limited.	Samoa	HKD 10,000	$1,281	100% Directly	Investment

China Valve Holdings Limited.	Hong Kong	HKD 10,000	$1,281	100% Indirectly	Investment

Henan Tonghai Valve Science Technology Co., Ltd.	PRC	HKD 10,000,000	$1,281,000	100% Indirectly	Product Design and development

Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacture

Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 33,768,100	$4,085,940	100% Indirectly	Manufacture

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  In the opinion of management, the accompanying balance sheets, and statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items.  All material inter-company transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $336,852 and $256,229 for the years ended December 31, 2007, and 2006, respectively.

ADVERTISING

Advertisement costs are expensed as incurred and totaled $29,413 and $54,612 for the years ended December 31, 2007, and 2006, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of its Chinese operating entities Henan Kai Feng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd is Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the income and cash flow statements amounts are translated at the average rate for the year. Because cash flows are calculated based using the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,173,745 and $1,304,099 as of December 31, 2007 and 2006, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 and 2006 were translated at 7.29 RMB and 7.80 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2007 and 2006 were 7.59 RMB and 7.96 RMB to $1.00, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to ten years.

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

INTANGIBLE ASSETS

Goodwill is tested for impairment on an annual basis as of the end of the Company's fiscal year, or when impairment indicators arise. The Company uses a fair-value-based approach to test for impairment. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances that warrant revised estimates of useful lives or that indicated that impairment exists. All of the Company's intangible assets, currently consisting of patents and software, are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management has determined that five years is the estimated useful life of the patents currently owned by the Company. Software is amortized over 10 years.

LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow.

INVENTORY

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence.  As of December 31, 2007 and 2006 the Company determined no reserves are necessary.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

RETIREMENT BENEFIT COSTS

Amounts payable for the PRC state managed retirement benefit programs are expensed in the financial statements following the accrual basis of accounting.

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2007 and 2006.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

RELATED PARTIES

Parties are considered to be related to the company if the company has the ability, directly or indirectly, to control the party, or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the company and the party are subject to common control or common significance. Related parties may be individuals (being members of key management personnel, significant shareholders and/or their close family members) or other entities which are under the significant influence of related parties of the company where those parties are individuals, and post-employment benefit plans which are for the benefits of employees of the company or of any entity that is a related party of the company.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash at bank and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company is required to have restricted cash in the bank as security for its exported products, the restriction is released after the customers have received and inspected the products. Restricted cash amounted to $40,856 and $0 as of December 31, 2007 and 2006, respectively.

CONCENTRATIONS RISKS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on December 31, 2007 and 2006 amounted to $2,814,118 and $5,591,211, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Five major suppliers, which represented approximately 38% and 30% of the Company’s total purchases for the years ended December 31, 2007 and 2006, respectively. Five suppliers accounted for 5% and 15% of total accounts receivable as of December 31, 2007 and 2006 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, other payables and line of credit to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

EARNINGS PER COMMON SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

All per share data including earnings per share has been retroactively restated to reflect the merger on December 16, 2007 as if it had occurred at the beginning of 2006. For the year ended December 31, 2007 and 2006, basic and diluted earnings per share amount to $0.18 and $0.12, respectively.

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in1997. The Company does not have the ability to exercise control of the investee companies and the investment has been recorded under the cost method. Long term investment amounted to $714,485 and $ 668,104 as of December 31, 2007 and 2006, respectively. Management believes there is no impairment as of December 31, 2007.

CUSTOMER DEPOSIT

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2007 and December 31, 2006, customer deposits amounted to $2,810,352 and $2,053,498, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Plant and equipment

 Plant and equipment consist of the following:

	2007	2006

Machinery	$10,018,027	$7,505,237
Motor vehicles	1,519,634	956,412
Office equipment and others	2,790,370	554,322
Construction in progress	239,059	1,386,026
Total	14,567,090	10,401,997
Less: Accumulated depreciation	(7,043,302)	(6,028,635)
Total	$7,523,788	$4,373,362

Depreciation expense was $551,252 and $409,441 for the years ended December 31, 2007 and 2006, respectively. Capitalized interest amounted to $117,446 as of December 31, 2007. No interest was capitalized in 2006.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two separate companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill in the amount of $19,449,851. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Intangible assets consist of the following:

	December 31, 2007	December 31, 2006
Patents	$96,969	$90,675
Software	397,149	-
	494,118	90,675
Less: Accumulated Amortization	(58,485)	(36,270)
Net Carrying Amount	$435,633	$54,405

Aggregate amortization expense was $18,918 and $17,763 for the years ended December 31, 2007 and 2006, respectively.

Note 5 - Inventories

As of December 31, 2007 and 2006  inventories of the Company were as follows:

	December 31, 2007	December 31, 2006

Raw Materials	$2,393,230	$2,534,837
Work-in-progress	666,897	3,329,104
Finished goods	7,478,960	8,875,904
Total Inventory	$10,539,087	$14,739,845

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence.  As of December 31, 2007 and 2006, the Company believes no reserves are necessary.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	December 31, 2007	December 31, 2006

Total accounts receivable	17,622,918	9,640,904
Allowance for bad debts	(274,167)	-
Accounts receivable, net	17,348,751	9,640,904
Accounts receivable - non-current retainage	(559,368)	(469,229)
Accounts receivable - current	$16,789,383	$9,171,675

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2007 and 2006, retainage held by customers included in the Company’s accounts receivable as following:

	December 31, 2007	December 31, 2006
Retainage
Current	$1,264,062	$573,054
Non-current (due in 2008 and 2007)	559,368	469,229
Total retainage	$1,823,430	$1,042,283

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.

Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.

The following represents the changes of allowance for doubtful accounts:

	2007	2006
Balance, beginning of the year	$-	$-
Additions to the reserve	274,167
Recovery of amounts previously reserved	-
Balance, end of the year	$274,167	$-

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. The total outstanding amount was $458,699  and $0 as of December 31, 2007 and December 31, 2006, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8 - Loans

Short-term Loans:
	2007	2006
Loan from Commercial Bank of Zhengzhou City, due
April 2008. Monthly interest only payment at
0.79875% per month guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$370,170	$346,140

Loan from Commercial Bank of Zhengzhou, due
January 2008. Monthly interest only payment at
0.765% per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd .
(This loan was repaid in Jan 2008.)	1,371,000	-

Loan from Agriculture Bank, due July 2007
Monthly interest only payment at 0.765% per month,
guaranteed by Zhengzhou Huazhong Capital Construction Co., Ltd	-	1,025,600

Loan from Comercial Bank of Shong Du Branch, due June 2007
Monthly interest only payment from 5.1% to 6.63% per annum ,
guaranteed by KeifengCast Iron Co., Ltd	-	4,358,800

Loan from unrelated third party, non secured, non interest bearing
with no fixed date of repayment	991,178	829,916

Citic bank, Zhengzhou branch, due June 18, 2008
Monthly interest only payment at 7.227%
per annum, guaranteed by Keifang Cast Iron Co., Ltd.	2,742,000	-

Citic bank, Shong Du branch, due June 18, 2007
Monthly interest only payment at 6.138%
per annum, guaranteed by Keifang Cast Iron Co., Ltd.	-	2,564,000

Loan from Local Bureau of Finance, Kaifeng City.
No expiration date, Non interest bearing	511,383	478,186

Loan from Local Bureau of Finance, Kaifeng City. No
expiration date. Monthly interest only payment at
2.55% per annum	246,780	230,760

Special Payable from China National Development Committee.
No expiration date and non interest bearing.	246,780	271,784
Total	$6,479,291	$10,105,186

Long-term loan:
Loan from Zhengzhou Shangjie Credit Union, due
July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	$1,096,800	$-

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Total interest expense for the years ended December 31, 2007 and 2006 on the debt listed above amounted to $595,504 and $537,050 respectively.

Note 9 - Income taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition.

Under the existing Chinese Income Tax Laws, foreign investment enterprises (“FIEs”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply. Starting on January 1, 2008, China will unify the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

The Company’s subsidiary Henan Kai Feng Pressure Valve Co., Ltd is exempt from income tax due to Keifang city tax incentive for companies to privatize.

The Company’s other operating subsidiary Zhengzhou City Zhengdie Valve Co., Ltd is subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local taxes)
	2007	2006
Provision for China Income Tax	$1,216,130	$1,052,874
Provision for China Local Tax	121,613	105,287
Total provision for taxes	$1,337,743	$1,158,161

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2007:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(17.0)	(13.0)
Total provision for income taxes	16.0%	20.0%

The estimated tax savings from the tax exemptions for the year ended December 31, 2007, amounted to $1,460,768. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.18 to $0.14.

The estimated tax savings for the year ended December 31, 2006 amounted to $768,227. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.12 to $0.10.

VAT on sales and VAT on purchases in China amounted to $6,160,529 and $4,340,131 for the year ended December 31, 2007 and $ 3,020,143 and $2,183,023 for the year ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Taxes payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
VAT	$875,845	$125,957
Others	188,667	282,802
Total taxes payable	$1,064,512	$408,759

Note 10 – Reserves

The laws and regulations of the People’s Republic of China require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended December 31, 2007 and 2006, the Company transferred $714,259 and $467,938 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 11 - Operating leases

The Company leases office space and factory space from ZhengZhou Cheng Long Corporation and Kaifeng High-Pressure Valve Steel Casting Co., Ltd.

Total lease expense for the years ended December 31, 2007 and 2006 was $305,334 and $297,334, respectively. Total future minimum lease payments at December, 2007, are as follows:

Year ended December 31	Amount
2008	$308,107
2009	308,107
2010	308,107
2011	308,107
2012	308,107
Thereafter

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 12 - Commitments and contingencies

As of December 31, 2006, capital commitments to acquire plant and machinery totaled approximately $725,000. The Company had no capital commitments as of December 31, 2007.

Note 13 – Related party transactions

The Company had the following significant related party transactions during the year ended December 31, 2007:

During the year, advances were made to the Company by Mr. Fang Si Ping, CEO and major shareholder for cash flow purposes. As of December 31, 2007 and 2006, the outstanding amount due to Mr. Fang Si Ping was $2,848,032 and $1,805,389, respectively. The advance is unsecured, interest-free and has no fixed terms of repayment.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest of 10% with no fixed repayment terms. Loans from employees amounted to $671,188 and $491,366 as of December 31, 2007 and 2006, respectively.

 Note 14 – Legal proceedings

Before the reverse acquisition on December 18, 2007, Intercontinental Resources Inc. (“Intercontinental Resources”) was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff did not proceed with the suit since it was filed. Intercontinental Recourses believes that the suit is without merit.  In connection with the reverse acquisition, Intercontinental Resources agreed to place $200,000 into escrow pending resolution of this suit.  If required, the portion of the purchase price for the reverse acquisition held in escrow will be used to settle this lawsuit.