Form 10-Q
period 2008-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2008-05-15
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-28481
________________________

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
________________________

Nevada	86-0891913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 93 West Xinsong Road
Kaifeng City, Henan Province
People’s Republic of China
(Address of principal executive offices)	(Zip Code)

(86) 378-2925211
(Registrant’s telephone number, including area code)

________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,106,580 shares of common stock, par value $0.001 per share, outstanding on May 13, 2008.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

A S S E T S
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,437,073	$2,773,262
Restricted cash	42,584	40,856
Notes receivable	10,710	-
Accounts receivable, net of allowance for doubtful accounts of $490,124
and $274,167 as of March 31, 2008 and December 31, 2007, respectively	19,979,937	16,789,383
Other receivables	5,473,550	4,638,477
Inventories	8,453,495	10,539,087
Advances on inventory purchases	1,292,583	458,699
Prepaid expenses	619,990	519,043
Total current assets	37,309,922	35,758,807

PLANT AND EQUIPMENT, net	7,584,848	7,523,788

OTHER ASSETS:
Accounts receivable - retainage, long term	1,243,327	559,368
Advances on equipment purchases	694,936	324,858
Goodwill - purchased	20,258,489	19,449,851
Intangibles, net of accumulated amortization	438,353	435,633
Other investments, at lower of cost or market	744,190	714,485
Total other assets	23,379,295	21,484,195

Total assets	$68,274,065	$64,766,790

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable - trade	$6,324,529	$6,452,519
Short term loans	6,275,616	6,479,291
Short term loans - related parties	673,208	671,188
Other payables	6,518,254	4,435,982
Other payable - related parties	2,301,874	2,848,032
Accrued liabilities	1,623,430	1,734,679
Customer deposits	2,057,233	2,810,352
Taxes payable	836,194	1,064,512
Total current liabilities	26,610,338	26,496,555

Long-term liabilities:
Long term debt	1,142,400	1,096,800
Total long term liabilities	1,142,400	1,096,800

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value; 300,000,000 shares authorized
40,106,500 shares and 40,000 000 issued and outstanding as of March 31, 2008
and December 31, 2007, respectively	40,107	40,107
Additional paid-in-capital	16,365,029	16,365,029
Statutory reserves	1,938,008	1,749,601
Retained earnings	17,416,876	15,844,953
Accumulated other comprehensive income	4,761,307	3,173,745
Total shareholders' equity	40,521,327	37,173,435

Total liabilities and shareholders' equity	$68,274,065	$64,766,790

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
SALES	$12,982,947	$7,170,852

COST OF GOODS SOLD	7,879,427	4,740,565

GROSS PROFIT	5,103,520	2,430,287

EXPENSES:
Selling expense	1,007,326	583,250
General and administrative	1,580,088	943,639
Research and development	52,543	7,998
Total Operating Expenses	2,639,957	1,534,887

INCOME FROM OPERATIONS	2,463,563	895,400

OTHER EXPENSE (INCOME) :
Other income, net	(91,548)	(37,974)
Interest expense, net	133,828	151,911
Total Other Expense, net	42,280	113,937

INCOME BEFORE PROVISION FOR INCOME TAXES	2,421,283	781,463

INCOME TAX EXPENSE	660,953	150,867

NET INCOME	1,760,330	630,596

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,587,562	38,729

COMPREHENSIVE INCOME	$3,347,892	$669,325

WEIGHTED AVERAGE NUMBER OF SHARES (BASIC AND DILUTED)	40,003,550	40,000,000

EARNINGS PER COMMON SHARE (BASIC AND DILUTED)	$0.04	$0.02

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total

BALANCE, January 1, 2007	40,000,000	$40,000	$15,115,137	$1,032,933	$9,419,029	$1,304,099	$26,911,198

Net income					630,596		630,596

Adjustment to statutory reserve				63,060	(63,060)		-

Foreign currency translation adjustment						38,729	38,729

BALANCE, March 31, 2007, unaudited	40,000,000	$40,000	$15,115,137	$1,095,993	$9,986,565	$1,342,828	$27,580,523

Shares issued for reorganization on
December 18, 2007	106,500	107	(107)				-

Capital contribution from shareholder			1,249,999				1,249,999

Net income					6,511,996		6,511,996

Adjustment to statutory reserve				653,608	(653,608)		-

Foreign currency translation adjustment						1,830,917	1,830,917

BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Net income					1,760,330		1,760,330

Adjustment to statutory reserve				188,407	(188,407)		-

Foreign currency translation adjustment						1,587,562	1,587,562

BALANCE, March 31, 2008, unaudited	40,106,500	$40,107	$16,365,029	$1,938,008	$17,416,876	$4,761,307	$40,521,327

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,760,330	$630,596
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	194,392	132,343
Amortization of intangible assets	15,065	4,562
Bad debt allowance	215,957	74,511
Loss on disposal of fixed assets	16,665	-
Change in operating assets and liabilities:
Note receivable	(10,483)	(160,736)
Accounts receivable - trade	(3,302,280)	(6,529,339)
Other receivables	(628,599)	(1,195,230)
Inventories	2,470,209	2,508,595
Advance on inventory purchases	(797,524)	(511,609)
Prepaid expenses	(77,683)	(325,142)
Accounts payable - trade	(387,849)	1,191,926
Other payables and accrued liabilities	1,678,096	378,213
Other payables - related party	(650,465)	1,437,109
Customer deposits	(851,502)	1,477,462
Taxes payable	(266,792)	69,145
Net cash used in operating activities	(622,463)	(817,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on equipment purchases	(349,006)	-
Purchases of plant and equipment	(74,559)	(346,007)
Construction in progress	(24,323)	(95,484)
Proceeds from sale of equipment	19,567	-
Net cash used in investing activities	(428,321)	(441,491)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	-	(3,596,863)
Proceeds from short term debt	1,146,114	1,432,011
Proceeds from short term loans-related party	-	409,525
Repayments from short term loans-related party	(25,336)	-
Repayments of short term debt	(1,529,130)	(390,900)
Repayment of notes payable	-	(964,658)
Net cash used in financing activities	(408,352)	(3,110,885)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	122,947	65,910

DECREASE IN CASH	(1,336,189)	(4,304,060)

CASH, beginning of period	2,773,262	5,591,211

CASH, end of period	$1,437,073	1,287,151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$168,743	$155,426

Cash paid for income taxes	$1,925,652	$308,971

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
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

On December 16, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Exchange Agreement”) with China Valve Holding Limited (“China Valve Samoa”), a company incorporated under the laws of Samoa, and the equity owner of China Valve Samoa.  The closing of the transaction took place on December 16, 2007 (the “Closing Date”) and resulted in the merger between the Company and China Valve Samoa (the “Merger”).  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of China Valve Samoa (the “Interests”) from the China Valve Samoa shareholder for 40,000,000 shares, or 99.8% of the Company’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000 (the “Purchase Price”). Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby China Valve Samoa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 16, 2007 are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on December 18, 2007 the Company filed with the Secretary of State for the state of Nevada a Certificate of Amendment to our Certificate of Incorporation changing its name to “China Valves Technology, Inc” to better reflect its business.  The Company through its subsidiaries in the People’s Republic of China (PRC) focuses primarily on the development, manufacture and sale of high-quality metal valves for electricity, petroleum, chemical, and water, gas and metal industries.

China Valve Samoa was incorporated on June 6, 2007 in Samoa. China Valve Samoa’s principle activity is investment.

Pursuant to a group reorganization, China Valve Samoa became the holding company of the group in September 2007 by acquiring 100% interest in China Valve Holdings Limited (incorporated in Hong Kong) ("CVHL") on September 28, 2007. CVHL established Henan Tonghai Valve Science Technology Co., Ltd. ("TVST"), a wholly-own subsidiary in the People's Republic of China, on September 5, 2007.

Pursuant to a restructuring plan to comply with the regulations of SAFE, the Company’s indirect wholly-owned subsidiary in China, TVST, entered into an agreement to purchase 100% of the equity of Kaifeng High Pressure and ZhengDie Valve from Siping Fang and the other individual owners of those companies. We will refer to the two purchased companies as the “PRC Companies.” The purchase price for these acquisitions was not paid because the Company did not have the funds to do so. Therefore, to avoid any potential claims against the Company in connection with the purchase, on April 1 and 3, 2008, the Company transferred 100% of the equity of the PRC Companies back to their original owners.

On April 10, 2008, because the Company no longer owned the PRC Companies, Siping Fang sold all of the Company’s common stock owned of record or beneficially by him to Bin Li, for an aggregate purchase price of $10,000, pursuant to a Common Stock Purchase Agreement.  In connection with the Common Stock Purchase Agreement, Siping Fang and Bin Li entered into an Earn-In Agreement pursuant to which Siping Fang obtained the right and option to re-acquire the shares of the Company from Bin Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement. These conditions may be satisfied only if the Company is able to reacquire and operate the PRC Companies.

It is the intention of the Company to reacquire the PRC Companies. To that end, Li Bin has established a new Hong Kong company to serve as the 100% owner of a new PRC subsidiary, which we refer to as the “New WFOE.” The New WFOE will negotiate for and attempt to enter into agreements to purchase the PRC Companies. If the New WFOE is successful in doing so, Bin Li intends to transfer 100% of his Hong Kong company to us for an amount not to exceed $10,000 plus any purchase price already paid for the PRC Companies. As a result of these transactions, if they are consummated, the PRC Companies will once again be the Company’s indirect wholly-owned subsidiaries.

The acquisitions of Henan Kai Feng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd. have been treated for accounting purposes as acquisitions under common control.  Accordingly, the financial statements have been prepared on a consolidated basis for the years being presented.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
China Valve Holdings Limited.	Samoa	HKD 10,000	$1,281	100% Directly	Investment
China Valve Holdings Limited.	Hong Kong	HKD 10,000	$1,281	100% Indirectly	Investment
Henan Tonghai Valve Science Technology Co., Ltd.	PRC	RMB 24,912,356	$3,482,000	100% Indirectly	Product Design and development
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacture
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 40,000,000	$5,712,000	100% Indirectly	Manufacture

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

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

SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $28,444 and $57,432 for the three months ended March 31, 2008, and 2007, respectively.

ADVERTISING

Advertisement costs are expensed as incurred and totaled $13,755 and $11,833 for the three months ended March 31, 2008, and 2007, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of its Chinese operating entities Henan Kai Feng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd is Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts are translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the income and cash flow statements amounts are translated at the average rate for the year. Because cash flows are calculated based using the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $4,761,307 and $3,173,745 as of March 31, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at March 31, 2008 and December 31, 2007 were translated at 7.00 RMB and 7.20 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2008 and 2007 were 7.15 RMB and 7.75 RMB to $1.00, respectively.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to ten years.

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use.

INTANGIBLE ASSETS

Intangible assets consist of goodwill, patents and software.  The Company records goodwill when the purchase price of net assets acquired exceeds their fair value. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill has an infinite life and therefore costs are not amortized but reviewed for impairment.  Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management has determined that five years is the estimated useful life of the patents currently owned by the Company. Software is amortized over 10 years, its estimated useful life.

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

INVENTORY

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2008 and December 31, 2007 the Company determined no reserves are necessary.

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

INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2008.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company is required to have restricted cash in the bank as security for its exported products, the restriction is released after the customers have received and inspected the products. Restricted cash amounted to $42,584 and $40,856 as of March 31, 2008 and December 31, 2007, respectively.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on March 31, 2008 and December 31, 2007 amounted to $1,178,977 and $2,814,118, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Five major suppliers, which represented approximately 33% and 37% of the Company’s total purchases for the three months ended March 31, 2008 and 2007, respectively. Five suppliers accounted for 19% and 21 % of total accounts payable as of March 31, 2008 and 2007 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

Level 1   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3   inputs to the valuation methodology are unobservable and significant to the fair value.

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. Long term investment amounted to $744,190 and $714,485 as of March 31, 2008 and December 31, 2007, respectively.  There is no quoted or observable market price for the joint venture interest or other similar joint ventures, therefore, the Company used level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS. No. 157.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

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

All per share data including earnings per share has been retroactively restated to reflect the merger on December 16, 2007 as if it had occurred at the beginning of 2006. For the three months ended March 31, 2008 and 2007, basic and diluted earnings per share amount to $0.04 and $0.02, respectively.

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. The Company does not have the ability to exercise control of the investee companies and the investment has been recorded under the cost method. Long term investment amounted to $744,190 and $ 714,485 as of March 31, 2008 and December 31, 2007, respectively. Management believes there is no impairment as of March 31, 2008.

CUSTOMER DEPOSIT

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2008 and December 31, 2007, customer deposits amounted to $2,057,233 and $2,810,352, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Continued-

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

Note 3 - Plant and equipment

 Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Machinery	$10,357,200	$10,018,027
Motor vehicles	1,576,404	1,519,634
Office equipment and others	3,035,011	2,790,370
Construction in progress	144,594	239,059
	15,113,209	14,567090
Less: Accumulated depreciation	(7,528,361)	(7,043,302)
	$7,584,848	$7,523,788

Depreciation expense was $ 194,392 and $132,343 for the three months ended March 31, 2008 and 2007, respectively. Capitalized interest amounted to $33,457 and $ 29,361 as of March 31, 2008 and December 31, 2007, respectively.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two separate companies engaged in the production of valves.  As a result of these acquisitions the Company recorded goodwill in the amount of $20,258,489. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

Intangible assets consist of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Patents	$101,243	$96,969
Software	410,660	397,149
	511,903	494,118
Less: Accumulated Amortization	(73,550)	(58,485)
Net Carrying Amount	$438,353	$435,633

Amortization expense was $15,065 and $4,562 for the three months ended March 31, 2008 and 2007, respectively.

Note 5 - Inventories

As of March 31, 2008 and December 31, 2007  inventories of the Company were as follows:

	March 31, 2008	December 31, 2007
	(unaudited)
Raw Materials	$1,643,129	$2,393,230
Work-in-progress	1,187,080	666,897
Finished goods	5,623,286	7,478,960
	$8,453,495	$10,539,087

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2008 and December 31, 2007, the Company believes no reserves are necessary.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	March 31, 2008 (unaudited)	December 31, 2007

Total accounts receivable	21,713,388	17,622,918
Allowance for bad debts	(490,124)	(274,167)
Accounts receivable, net	21,223,264	17,348,751
Accounts receivable - non-current retainage	(1,243,327)	(559,368)
Accounts receivable – current	$19,979,937	$16,789,383

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At March 31, 2008 and December 31, 2007, retainage held by customers included in the Company’s accounts receivable is as follows:

	March 31, 2008 (unaudited)	December 31, 2007
Retainage
Current	$1,818,471	$1,264,062
Non-current (due in 2009 and 2008)	1,243,327	559,368
Total retainage	$3,061,798	$1,823,430

Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. The following represents the changes of allowance for doubtful accounts:

	March 31, 2008 (Unaudited)	December 31, 2007
Balance, beginning of the year	$274,167	$-
Additions to the reserve	215,957	274,167
Balance, end of the year	$490,124	$274,167

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. The total outstanding amount was $1,292,583 and $458,699 as of March 31, 2008 and December 31, 2007, respectively.

Note 8 - Loans

SHORT TERM LOANS:	March 31, 2008	December 31, 2007
	(Unaudited)
Loan from Commercial Bank of Zhengzhou City, due
April 2008. Monthly interest only payment at
0.79875% per month guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$385,560	$370,170
(The loan was repaid in April, 2008)

Loan from Commercial Bank of Zhengzhou, due
January 2008. Monthly interest only payment at
0.765% per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd .	-	1,371,000

Loan from unrelated third parties, non secured, non interest
bearing with no fixed date of repayment	2,008,593	991,178

Citic bank, Zhengzhou branch, due June 18, 2008
Monthly interest only payment at 7.227% per annum,
guaranteed by Keifang Cast Iron Co., Ltd.	2,856,000	2,742,000

Loan from Local Bureau of Finance, Kaifeng City.
No expiration date, Non interest bearing	511,383	511,383

Loan from Local Bureau of Finance, Kaifeng City. No
expiration date. Monthly interest only payment at
2.55% per annum	257,040	246,780

Special Payable from China National Development Committee.
No expiration date and non interest bearing.	257,040	246,780

Total short term loans	$6,275,616	$6,479,291

LONG TERM LOANS:

Loan from Zhengzhou Shangjie Credit Union, due
July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	$1,142,400	$1,096,800

Total interest expense for the three months ended March 31, 2008 and 2007 on the debt listed above amounted to 133,828 and $151,911 respectively.

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

Prior to 2008, under the Chinese Income Tax Laws, foreign investment enterprises (“FIEs”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply. Starting on January 1, 2008, China will unify the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

The Company’s subsidiary Henan Kai Feng Pressure Valve Co., Ltd is exempt from income tax due to Keifang city tax incentive for companies to privatize in 2007 and is subject to 25% starting 2008.

The Company’s other operating subsidiary Zhengzhou City Zhengdie Valve Co., Ltd is subject to an income tax at an effective rate of 25%
	2008 (Unaudited)	2007 (Unaudited)
Provision for China Income Tax	$396,572	$90,520
Provision for China Local Tax	264,381	60,347
Total provision for taxes	$660,953	$150,867

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	0.0	(17.0)
Total provision for income taxes	25.0%	16.0%

The estimated tax savings for the three months ended March 31, 2007 amounted to $109,559. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.016 to $0.014.

VAT on sales and VAT on purchases in China amounted to $1,963,538 and $701,834 for three months ended March 31, 2008 and $1,530,383  and $725,110 for the three months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2008 (unaudited)	December 31, 2007
VAT	$392,089	$875,845
Others	441,105	188,667
Total taxes payable	$836,194	$1,064,512

Note 10 – Statutory Reserves

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2008 and 2007, the Company transferred $188,407 and $63,060 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 11 - Operating leases

The Company leases office space and factory space from ZhengZhou Cheng Long Corporation and Kaifeng High-Pressure Valve Steel Casting Co., Ltd.

Total lease expense including amount in cost of sales for the three months ended March 31, 2008 and 2007 was $ 128,853 and $76,333, respectively. Total future minimum lease payments at December 31, 2008, are as follows:

Year ended December 31	Amount
2008	$386,559
2009	515,412
2010	515,412
2011	515,412
2012	515,412
Thereafter	-

Note 12 - Commitments and contingencies

The Company’s subsidiary Henan Tonghai Valve Science Technology Co., Ltd. obtained new business license to increase its registered capital from $1,281,000 to $51,320,000.  The increased capital has to be received in 24 months from China Valve Holdings Limited Hong Kong from the date of approval. Tonghai received $2,201,000 in 2008,  the remaining balance needs to be received by December 7, 2009.

Note 13 – Related party transactions

The Company had the following significant related party transactions during the three months ended March 31, 2008:

The Company received advances from Mr. Fang Si Ping, CEO and major shareholder, for cash flow purposes. As of March 31, 2008 and December 31, 2007 the outstanding amount due to Mr. Fang Si Ping was $ 2,301,874 and $2,848,032, respectively. The advance is unsecured, interest-free and has no fixed terms of repayment, but is expected to be repaid in cash.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest of 10% with no fixed repayment terms. Loans from employees amounted to $673,208 and $671,188 as of March 31, 2008 and December 31, 2007, respectively.

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

Note 15 – Subsequent events

On April 1 and 3, 2008, the Company transferred 100% of the equity of its former operating subsidiaries, Kaifeng High Pressure and ZhengDie Valve, back to their original owners. The operating subsidiaries had been acquired from Siping Fang and the other individual owners thereof in connection with the Company’s restructuring plan. However, the purchase price for the acquisition of these entities had not been paid because the Company did not have the funds to do so.  The transfer back to the original owners was made to avoid any potential claims against the Company in connection with the purchase.  It is the intention of the Company to reacquire the operating subsidiaries.

On April 10, 2008, Siping Fang, the Chief Executive Officer and President sold 24,300,000 shares of the Company’s common stock beneficially owned by him, to Bin Li for $10,000 .   In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a $10,000 note.  The note, which does not bear interest, sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represents a change of control of the Company and the Shares acquired by Mr. Li represents approximately 60.75% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company, however following the acquisition, Mr. Li will be deemed an affiliate of the Company as a result of his stock ownership interest in the Company.

On April 10, 2008, Mr. Fang and Mr. Li entered into an Earn-In Agreement whereby Mr. Fang obtained the right to re-acquire the shares from Mr. Li subject to the satisfaction of four conditions:
•	Mr. Fang will have the option to re-acquire 12,150,000 of the Shares, upon the later occurrence of either
o	the date that is six months after April 10, 2008 or
o
the date upon which Mr. Fang and the Company’s wholly-owned Chinese subsidiary Henan Tonghai Valves Science Technology Co., Ltd. (“Henan Tonghai”) enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai’s chief executive officer and chairman of its board of directors;

•	Mr. Fang will have the option to re-acquire 4,050,000 of the shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended;
•
Mr. Fang will have the option to re-acquire 4,050,000 of the shares when Henan Tonghai and its subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles or the GAAP consistently applied for the six-month period ended June 30, 2008; and

•
Mr. Fang will have the option to re-acquire 4,050,000 of the shares when Henan Tonghai achieves $7,232,500 in pre tax profits, as determined under the GAAP for the fiscal year ending December 31, 2008.

These conditions may be satisfied only if the Company is able to reacquire and operate the PRC Companies. In order to make such acquisitions,  Li Bin has established a new Hong Kong company to serve as the 100% owner of a new PRC subsidiary, which we refer to as the “New WFOE.” The New WFOE will negotiate for and attempt to enter into agreements to purchase the PRC Companies. If the New WFOE is successful in doing so, Bin Li intends to transfer 100% of his Hong Kong company to us for an amount not to exceed $10,000 plus any purchase price already paid for the PRC Companies. As a result of these transactions, if they are consummated, the PRC Companies will once again be the Company’s indirect wholly-owned subsidiaries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth under “Risk Factors,” in the Company’s Form 10-K filed on October 26, 2007.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf the Company.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2008 (unaudited) and December 31, 2007, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three month periods ended March 31, 2008 and 2007.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to the “Company,” “China Valves,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its former subsidiary, Henan Tonghai Valve Science Technology Co.  References to “Henan Tonghai” are references to Henan Tonghai Valve Science Technology Co., Ltd. References to “ZhengDie Valve” are references to Zhengzhou City ZhengDie Valve Co., Ltd. References to “High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.  References to “China” and “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China and references to “$” are to the legal currency of the United States.

Overview

During the first quarter of 2008, we focused primarily, through our direct and indirectly owned subsidiaries, on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the PRC.

Our operations during the quarter were headquartered in Kaifeng, Henan Province, PRC, and we conducted our business throughout China. Our production facility in Kaifeng has an area of more than 74 acres. During the quarter, our two Chinese subsidiaries, Zhengzhou ZhengDie Valve Corporation, or ZhengDie Valve, and Kaifeng High Pressure Valve Corporation, or High Pressure Valve, focused primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

Our Company History and Recent Developments

We were originally incorporated on August 1, 1997 in the State of Nevada under the name Intercontinental Resources, Inc.  Our name has been changed several times over the years and our current name is China Valves Technology, Inc.  We had no active operations during the period from 2001 until December 18, 2007, at which time we completed a reverse acquisition transaction with China Valves in which we acquired all of the issued and outstanding securities of China Valves from its stockholders in exchange for 40,000,000 shares of our common stock.

On September 20 and Septermber 25, 2007, the Company’s indirect wholly-owned subsidiary in China, Henan Tonghai, entered into an agreement to purchase 100% of the equity of Kaifeng High Pressure and ZhengDie Valve from Siping Fang and the other individual owners of those companies. We will refer to the two purchased companies as the “PRC Companies.” The purchase price for these acquisitions was not paid because the Company did not have the funds to do so. Therefore, to avoid any potential claims against us in connection with the purchase, on April 1 and 3, 2008, we transferred 100% of the equity of the PRC Companies back to their original owners.

On April 10, 2008, because the Company no longer owned the PRC Companies, Siping Fang sold all of the Company’s common stock owned of record or beneficially by him to Bin Li, for an aggregate purchase price of $10,000, pursuant to a Common Stock Purchase Agreement.  In connection with the Common Stock Purchase Agreement, Siping Fang and Bin Li entered into an Earn-In Agreement pursuant to which Siping Fang obtained the right and option to re-acquire the shares of the Company from Bin Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement. These conditions may be satisfied only if the Company is able to reacquire and operate the PRC Companies.

It is the intention of the Company to reacquire the PRC Companies. To that end, Li Bin has established a new Hong Kong company to serve as the 100% owner of a new PRC subsidiary, which we refer to as the “New WFOE.” The New WFOE will negotiate for and attempt to enter into agreements to purchase the PRC Companies. If the New WFOE is successful in doing so, Bin Li intends to transfer 100% of his Hong Kong company to us for an amount not to exceed $10,000 plus any purchase price already paid for the PRC Companies. As a result of these transactions, if they are consummated, the PRC Companies will once again be our indirect wholly-owned subsidiaries.

The description of our business, industry trends, competition results of operations and liquidity and capital resources below relates to the business we conducted during the first quarter of 2008 and the business we intend to continue to conduct following reacquisition of the PRC Companies.  We can provide no assurances, however, of the timeframe for any reacquisition of the PRC Companies or that we will be able to reacquire the PRC Companies in a on terms favorable to the Company, if at all.

Our Business

Through the PRC Companies and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute valves for a variety of different industries, including electrical petroleum, chemical, water, gas and metal industries.  We are a leader in valve sales for the thermal power and water supply industries, according to the Chairman of China Valve Industry Association, an industry trade association.  We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.

Industry Wide Trends that are Relevant to Our Business

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

Competition

China is experiencing tremendous growth in its economy, especially in urbanization and industrialization.  We are a leading valve producer in China and are involved in developing, manufacturing and selling valves for varied industries, including the thermal power industry, sewage disposal, oil and chemical industry, metallurgy, hot power industry and nuclear power industry.  We compete with approximately 4,000 valve manufacturers in China and listed below are our major competitors:

•	Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry;

•	Sufa Technology Industry, Co., Ltd – a manufacturer of nuclear power industry used valves; and

•	Guangdong Mingzhu Group Co., Ltd – a manufacturer of small diameter ball valves.

There are, however, certain factors that we believe set us apart from all of our competitors.  We are a top producer of many types of valves and have positioned ourselves as the leading valve producer in China enabling us to offer a more comprehensive product line to our customers.  In addition, the following factors will help China Valve continue to set itself apart from its competitors:

•	We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

•	We are the sole designer and manufacturer in China of valves that are used for ultra supercritical units of 1,000MW power stations;

•	We are the first manufacturer of high pressure large diameter oil pipeline valves in China;

•	We were the first domestic manufacturer of 2,500 pound high pressure gate valves for hydrogenation in chemical lines, which substitutes for imported products;

•	We were the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry; and

•
We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters.

Results of Operations

Results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$12,983	$7,171	$5,812	81%
Cost of revenues	7,879	4,741	3,138	66%

Gross profit	5,104	2,430	2,674	110%
Operation expenses:
Research and development costs	53	8	45	563%
Sales and marketing expenses	1,007	583	424	73%
General and administrative expenses	1,580	944	636	67%

Total operating expenses	2,640	1,535	1,105	72%

Operating income	2,464	895	1,569	17	5%
Finance costs, net	134	155	(21)	-14%
Other expenses (income)	(92)	(41)	(51)	124%
Income taxes	661	151	510	338%

Net income	$1,760	$631	$1,129	179%

Net Revenues
Our net revenues represent the invoiced value of our products sold, net of value added taxes, or VAT, sales returns, trade discounts and allowances. We are subject to VAT, which is levied on most of our products at the rate of 17% on the invoiced value of our products. Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized. The provision for sales returns represents our best estimate of the amount of goods that will be returned from our customers based on historical sales returns data.

Sales Revenue
Our sales revenue for the three months ended March 31, 2008 amounted to $12.9 million, which is approximately $5.8 million or 81% more than that of the same period ended on March 31, 2007, where we had revenue of $7.2 million.  The increase in sales revenue is primarily attributed to the expansion of our customer base as we had a 53% increase in quantities sold during the quarter as compared to the same quarter in the previous year.  Our revenues were also enhanced by an 18% increase in our sales  prices.

Cost of Goods Sold
Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, was $7.9 million for the three month period ended March 31, 2008, an increase of $3.1 million, or 66%, as compared to $4.7 million for the three month period ended March 31, 2007.  We believe the increase is generally in line with the increase of our sales revenue. The proportions of cost of sales to total revenues are 61% and 66% for the three month periods ended on March 31, 2008 and 2007, respectively, a decrease of approximately 5%.  This was primarily a result of economies of production scale and more efficient cost controls.

Selling expenses
Selling expenses, which consist primarily of sales commissions, advertising and promotion expenses, freight charges and related compensation, were $1.0 million for the three month period ended March 31, 2008, as compared to $0.58 million for the same period ended March 31, 2007, an increase of $0.42 million or approximately 73%.  The increase is consistent with the increase in sales.

Operating and administrative expenses
Our general and administrative expenses, which consist primarily of rental expenses, salaries, business development, depreciation traveling expenses, legal and professional expenses, were $1.6 million for the three month period ended March 31, 2008, as compared to $0.94 million for the same period ended March 31, 2007, a increase of $0.64 million, or approximately 67%.  The increase was mainly attributable to the company’s execution of an early retirement program, the cost of which was approximately $175,000, and increasing professional fees after the reverse acquisition.

Income From Operations
Income from operations was $2.5 million for the three month period ended March 31, 2008, as compared to $0.9 million for the same period ended March 31, 2007, an increase of $1.6 million or approximately 176%.  The increase was mainly attributable to the increase in sales and gross margin.

Income taxes
Our Chinese subsidiaries are taxed at a rate of 25% and 33% of assessable profit, respectively in the three month period ended on March 31, 2008 and 2007.  We incurred income taxes of $661 thousand for the three month period ended on March 31, 2008.  This is an increase of $510 thousand or 338% from the taxes we incurred in the same 2007 period, which were $151 thousand.  We paid more taxes in the three months ended March 31, 2008 mostly because of the higher assessable income in the three month period ended on March 31, 2008 compared to 2007.

Net Income
We earned net income of $1.8 million for the three month period ended March 31, 2008.  This is an increase of $1.1 million or approximately 180% from the same period ended March 31, 2007, during which we had a net income of $0.63 million.  This increase is mainly attributable to the increase of our sales revenue and increase in gross margin

Foreign Currency Translation Gains

We had a foreign currency translation gain of $1.6 million for the three month period ended March 31, 2008 as compared with $39 thousand currency translation gain in the same period ended March 31, 2007. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three month period ended March 31, 2008, the exchange rates of RMB1: $0.1428and RMB1: $0.1398 were implemented in calculating the total assets/liabilities and statement of income, while for the three month period ended March 31, 2007, the exchange rates of RMB1: $0.1295and RMB1: $0.1290 were implemented.

 Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash (used in) / provided by operating activities	(622)	(818)
Net cash used in investing activities	(428)	(441)
Net cash (used in) / provided by financing activities	(408)	(3,111)
Effect of exchange rate changes on cash and cash equivalents	123	66
Net decrease in cash and cash equivalent	(1,336)	(4,304)
Cash and cash equivalents at the beginning of period	2,773	5,591
Cash and cash equivalents at the end of period	1,437	1,287

Operating Activities

Net cash used by operating activities was $0.6 million in the three months ended March 31, 2008, compared to net cash used by operating activities of $0.8 million in the same period in fiscal 2007. The change of $0.2 million in operating activities was mainly attributable to increase in sales and increase in accounts receivable for three months ended March 31, 2008.

Investing Activities

Net cash used in investing activities decreased from $0.44 million in the three months ended March 31, 2007, to $0.43 million in the same period in fiscal 2008.  The net cash used in investing activities during the period ended March 31, 2008, was mainly used for purchase of equipment.

Financing Activities

Net cash used by financing activities was $0.4 million in the three months ended March 31, 2008, compared to net cash used in finance activities of $3.1 million in the same period in fiscal 2007. This was mainly attributable to restricted cash. [What does this mean?]

As of March 31, 2008, there is no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2008 and 2007 are set out below. Our capital expenditures were used primarily for plant construction and equipment purchases to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended March 31,
	2008	2007
	(in thousands)
Construction costs	24	$95
Purchase of equipment	$423	$346
Total capital expenditures	$447	$441

We estimate that our total capital expenditures in fiscal 2008 will reach approximately $7 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

We do not hold the land use right to the tract of property on which we have constructed our manufacturing facilities and other related facilities. According to the relevant PRC laws and regulations, a land use right certificate, along with government approvals for land planning, project planning, and construction must be obtained before the construction of any building is commenced. An ownership certificate will be granted by the government upon application under the condition that the aforementioned certificate and government approvals are obtained.

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2008:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term bank loans	6,276	6,276	-	-	-
Bills payable	-	-	-	-	-
Long-term bank loans	1,142	-	1,142	-	-
Lease payable	1,463	231	924	308	-
Capital commitments	-	-	-	-	-
Future interest payment on short-term bank loans	53	53	-	-	-
Future interest payment on long-term bank loans	154	87	67	-	-

Total	9,088	6,647	2,133	308	-

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2008.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans.  Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.  Since December 21 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.99%, and loans with a term of 6 to 12 months by 1.35%.  The new interest rates are 6.57% and 7.47% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at March 31, 2008 would decrease net income before provision for income taxes by approximately $0.3 million for the year ended March 31, 2008.  Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, the following should also be considered: (1) our selection of critical accounting policies, (2) the judgment and other uncertainties affecting the application of those policies, and (3) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

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

Accounts Receivable And Allowance For Doubtful Accounts

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

Changes in Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.” SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

Exchange Rates

The financial records of Henan Tonghai, Kaifeng High Pressure Valves and Zheng Die Valves are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007
Balance sheet items as of March 31	0.1428	0.1295
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the three months ended March 31	0.1398	0.1290

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.

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

Management has identified significant deficiencies related to the following:

1.
Accounting and Finance Personnel Weaknesses – Lack of US GAAP expertise.  Our current accounting staff is relatively new and inexperienced, and need substantial training to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2.
Lack of Internal Audit System – We lack an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with our appropriate costing method.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

In order to correct the foregoing deficiencies, we will be taking the following remediation measures:

1. Hire, as needed, additional accounting and operations personnel and outside contractors with technical accounting expertise and  reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2.  Involve, as needed, both internal accounting and operations personnel and outside contractors with technical accounting expertise early in the evaluation of our complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

3.  Require that our senior accounting personnel and the principal accounting officer review our complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

4.  Interview prospective persons for appointment to our Board, including a person who is appropriately credentialed as a financial expert with a goal to establish an Audit and Compensation committee as well as ensure that we have sufficient independent directors.

5. Evaluate our internal audit function in relation to our financial resources and requirements.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes as our management deems appropriate in order to insure that our internal controls over financial reporting are working effectively and are in compliance with Section 404.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above, there were no changes in our internal controls over financial reporting after March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

Other than the additional risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A Risk Factors of Part 1included in our annual report on Form 10-K for the year ended December 31, 2007.

Our operating subsidiaries were transferred to their original owners on April 1 and 3, 2008.  We will have to reacquire our operating subsidiaries in order to effectuate our business plan and conduct our planned business.  If we are unable to reacquire our operating subsidiaries,  we will have no material business operations or ability to generate revenues.

Prior to our reverse acquisition transaction with China Valves in which we acquired all of the issued and outstanding securities of China Valves from its stockholders in exchange for 40,000,000 shares of our common stock, China Valves indirect wholly-owned subsidiary in China, Henan Tonghai, entered into an agreement to purchase 100% of the equity of our former operating subsidiaries Kaifeng High Pressure and ZhengDie Valve from Siping Fang and the other individual owners of those companies.  The purchase price for these acquisitions was not paid because the Company did not have the funds to do so.  Therefore, to avoid any potential claims against us in connection with the purchase, on April 1 and 3, 2008, we transferred 100% of the equity of the PRC Companies back to their original owners.  It is the intention of the Company to reacquire the operating subsidiaries.  To that end, the majority shareholder of the Company, Li Bin, has established a new Hong Kong company to serve as the 100% owner of a new PRC subsidiary, which we refer to as the “New WFOE.” The New WFOE will negotiate for and attempt to enter into agreements to purchase the operating subsidiaries. If the New WFOE is successful in doing so, Bin Li intends to transfer 100% of his Hong Kong company to us for an amount not to exceed $10,000 plus any purchase price already paid for the operating subsidiaries. As a result of these transactions, if they are consummated, the operating subsidiaries will once again be our indirect wholly-owned subsidiaries.  We can provide no assurances, however, of the timeframe for any reacquisition of the operating subsidiaries or that we will be able to reacquire the operating subsidiaries in a on terms favorable to the Company, if at all.  Unless and until we are able to reacquire the operating subsidiaries, the Company will have no material business operations or ability to generate revenues and it will remain essentially a shell company.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2008, Siping Fang, the Chief Executive Officer and President of China Valves sold 24,300,000 shares of the Company’s common stock (the “Shares”) beneficially owned by him to Bin Li for an aggregate purchase price of $10,000 pursuant to a Common Stock Purchase Agreement dated April 10, 2008 (the “Common Stock Purchase Agreement”).   In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a $10,000 principal amount promissory note for the payment of the purchase price for the Shares.  The promissory note, which does not bear interest, will become due and payable sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008.  The sale represents a change of control of the Company and the Shares acquired by Mr. Li represents approximately 60.75% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.

On April 10, 2008, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”), pursuant to which Mr. Fang obtained the right and option to re-acquire the Shares from Mr. Li subject to the satisfaction of four conditions as set forth in the Earn-In Agreement:  (A) Mr. Fang will have the option to re-acquire 12,150,000 of the Shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai’s chief executive officer and chairman of its board of directors; (B) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (C) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares when Henan Tonghai and its subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles or the GAAP consistently applied for the six-month period ended June 30, 2008; and (D) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares when Henan Tonghai achieves not less than $7,232,500 in pre tax profits, as determined under the GAAP for the fiscal year ended December 31, 2008.  The call price of the options shall be, as applicable, either (i) the par value of ($0.001 per share) of the Shares, (ii) or, with regard to condition (D) above, the sum of the par value of the Company’s common stock multiplied by the number of  Shares for which a call right is being exercised plus US$75,700 as payment due to Mr. Li for financial advisory an other services provided to the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

31.1	Chief Executive Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2008	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Siping Fang
Siping Fang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jianxing Li
Jianxing Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)