Form 10-Q
period 2008-06-30
CHINA VALVES TECHNOLOGY, INC
filed 2008-08-14
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-28481

_______________________

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)
_______________________

Nevada	86-0891913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 93 West Xinsong Road
Kaifeng City, Henan Province
People’s Republic of China	475002
(Address of principal executive offices)	(Zip Code)

(86) 378-2925211
(Registrant’s telephone number, including area code)
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,106,580 shares of common stock, par value $0.001 per share, outstanding on August 14, 2008.

i

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$4,492,072	$2,773,262
Restricted cash	142,071	40,856
Notes receivable	24,803	-
Accounts receivable, net of allowance for doubtful accounts of $856,225
and $274,167 as of June 30, 2008 and December 31, 2007, respectively	21,208,272	16,789,383
Other receivables	5,585,673	4,638,477
Inventories	8,130,685	10,539,087
Advances on inventory purchases	1,711,497	458,699
Prepaid expenses	384,390	519,043
Total current assets	41,679,463	35,758,807

PLANT AND EQUIPMENT, net	8,275,773	7,523,788

OTHER ASSETS:
Accounts receivable - retainage, long-term	1,317,092	559,368
Advances on equipment purchases	1,115,479	324,858
Goodwill - purchased	20,698,274	19,449,851
Intangibles, net of accumulated amortization	432,143	435,633
Other investments, at lower of cost or market	760,346	714,485
Total other assets	24,323,334	21,484,195

Total assets	$74,278,570	$64,766,790

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$7,009,288	$6,452,519
Short-term loans	8,101,990	6,479,291
Short-term loans - related parties	1,448,296	671,188
Other payables	5,697,867	4,435,982
Other payable - related partites	2,687,473	2,848,032
Accrued liabilities	1,676,128	1,734,679
Customer deposits	1,643,763	2,810,352
Taxes payable	598,589	1,064,512
Total current liabilities	28,863,394	26,496,555

Long-term liabilities:
Long-term debt	1,167,200	1,096,800
Total long-term liabilities	1,167,200	1,096,800

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value; 300,000,000 shares authorized
40,106,500 and 40,000 000 shares issued and outstanding as of June 30, 2008
and December 31, 2007, respectively	40,107	40,107
Additional paid-in-capital	17,682,124	16,365,029
Statutory reserves	2,105,172	1,749,601
Retained earnings	18,919,750	15,844,953
Accumulated other comprehensive income	5,500,823	3,173,745
Total shareholders' equity	44,247,976	37,173,435

Total liabilities and shareholders' equity	$74,278,570	64,766,790

The accompanying notes are an integral part of these financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
SALES	$11,783,209	$12,500,455	$24,766,156	$19,671,307

COST OF GOODS SOLD	6,938,709	7,261,839	14,818,136	12,002,404

GROSS PROFIT	4,844,500	5,238,616	9,948,020	7,668,903

EXPENSES:
Selling expense	856,034	850,747	1,863,360	1,433,997
General and administrative	1,689,614	809,530	3,269,702	1,753,169
Research and development	46,163	7,009	98,706	15,007
Total Operating Expenses	2,591,811	1,667,286	5,231,768	3,202,173

INCOME FROM OPERATIONS	2,252,689	3,571,330	4,716,252	4,466,730

OTHER EXPENSE (INCOME) :
Other income, net	(195,436)	(275,300)	(286,984)	(313,274)
Interest expense,net	157,766	210,438	291,594	362,349
Total other expense (income), net	(37,670)	(64,862)	4,610	49,075

INCOME BEFORE PROVISION FOR INCOME TAXES	2,290,359	3,636,192	4,711,642	4,417,655

INCOME TAX EXPENSE	620,321	517,191	1,281,274	668,058

NET INCOME	1,670,038	3,119,001	3,430,368	3,749,597

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	739,516	409,584	2,327,078	448,313

COMPREHENSIVE INCOME	$2,409,554	$3,528,585	$5,757,446	$4,197,910

WEIGHTED AVERAGE NUMBER OF SHARES (BASIC AND DILUTED)	40,003,550	40,000,000	40,003,550	40,000,000

EARNINGS PER COMMON SHARE (BASIC AND DIULTED)	$0.04	$0.08	$0.09	$0.09

The accompanying notes are an integral part of these financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total

BALANCE, January 1, 2007	40,000,000	$40,000	$15,115,137	$1,032,933	$9,419,029	$1,304,099	$26,911,198

Net income					3,749,597		3,749,597

Adjustment to statutory reserve				358,566	(358,566)		-

Foreign currency translation adjustment						448,313	448,313

BALANCE, June 30, 2007, unaudited	40,000,000	$40,000	$15,115,137	$1,391,499	$12,810,060	$1,752,412	$31,109,108

Shares issued for reorganization on
December 18, 2007	106,500	107	(107)				-

Capital contribution from shareholder			1,249,999				1,249,999

Net income					3,392,995		3,392,995

Adjustment to statutory reserve				358,102	(358,102)		-

Foreign currency translation adjustment						1,421,333	1,421,333

BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Net income					3,430,368		3,430,368

Adjustment to statutory reserve				355,571	(355,571)		-

Additional capital contribution from shareholder			1,317,095				1,317,095

Foreign currency translation adjustment						2,327,078	2,327,078

BALANCE, June 30, 2008, unaudited	40,106,500	$40,107	$17,682,124	$2,105,172	$18,919,750	$5,500,823	$44,247,976

The accompanying notes are an integral part of these financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,430,368	$3,749,597
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	440,655	252,068
Amortization of intangible assets	30,577	9,739
Bad debt allowance	548,753	151,323
Loss on disposal of fixed assets	16,888	1,369
Change in operating assets and liabilities:
Notes receivable	(24,113)	(27,538)
Accounts receivable - trade	(4,498,743)	(6,293,759)
Other receivables	(631,394)	(1,499,971)
Inventories	2,999,028	2,205,065
Advance on inventory purchases	(1,189,313)	(567,409)
Prepaid expenses	163,295	-
Accounts payable - trade	138,636	910,280
Other payables and accrued liabilities	784,795	2,015,975
Other payables - related party	(333,810)	1,423,961
Customer deposits	(1,309,494)	1,225,933
Taxes payable	(519,385)	618,866
Net cash provided by operating activities	46,743	4,175,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Intangible assets	(61,154)	-
Advance on equipment purchases	(748,349)	(721,824)
Purchases of plant and equipment	(563,678)	(427,873)
Construction in progress	(375,293)	(114,535)
Proceeds from sale of equipment	19,857	-
Net cash used in investing activities	(1,728,617)	(1,264,232)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash due to export convenant	95,849	316,183
Proceeds from short-term debt	5,811,400	2,169,211
Proceeds from short-term loans-related party	713,601	58,517
Repayments of short-term debt	(4,638,168)	(6,154,743)
Repayment of notes payable	-	(4,230,854)
Proceeds from shareholder	1,280,444	-
Net cash provided by (used in) financing activities	3,263,126	(7,841,686)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	238,773	83,564

INCREASE (DECREASE) IN CASH	1,820,025	(4,846,855)

CASH, beginning of period	2,814,118	5,591,211

CASH, end of period	$4,634,143	744,356

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$276,737	$387,951

Cash paid for income taxes	$1,480,817	$705,895

The accompanying notes are an integral part of these financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Note 1 – Organization

China Valves Technology, Inc, formerly known as Intercontinental Resources, Inc., (the “Company”) was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999, the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. In the middle of 2003 the Company again changed its name to Anglotajik Minerals, Inc. The Company was considered to be in the exploration stage as its operations principally involved research and exploration, market analysis, and other business planning activities, and no revenue was generated from its business activities. The Company suspended its proposed activities in mineral exploration in the Republic of Tajikistan, and changed its name to Intercontinental Resources, Inc in May of 2006.  From that time until December 2007, the Company had no significant operations.

On December 16, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Exchange Agreement”) with China Valve Holding Limited (“China Valve Samoa”), a company incorporated under the laws of Samoa, and the equity owner of China Valve Hong Kong.  The closing of the transaction took place on December 16, 2007 (the “Closing Date”) and resulted in the merger between the Company and China Valve Samoa (the “Merger”).  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of China Valve Samoa (the “Interests”) from the China Valve Samoa shareholder for 40,000,000 shares, or 99.8% of the Company’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000 (the “Purchase Price”). Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The merger transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby China Valve Samoa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 16, 2007 are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

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

China Valve Samoa was incorporated on June 6, 2007 in Samoa. China Valve Samoa’s principle activity is investment in its subsidiaries.

Prior to entry into the Exchange Agreement, China Valve Samoa undertook a group reorganization plan to comply with the regulations of the China State Administration of Foreign Exchange. China Valve Samoa became the holding company of the group in September 2007 by acquiring a 100% interest in China Valve Holdings Limited (incorporated in Hong Kong) ("CVHL") on September 28, 2007. CVHL established Henan Tonghai Valve Science Technology Co., Ltd. ("TVST"), a wholly-own subsidiary in the People's Republic of China, on September 5, 2007. TVST acquired 100% of the equity of Henan Kaifeng High Pressure Valve Co., Ltd. (“High Pressure Valve”) and Zhengzhou City Zhengdie Valve Co., Ltd. (“Zhengdie Valve,”) (together, the “Operating Subsidiaries”) from Mr. Siping Fang, the Chief Executive Officer and President of the Company and the other individual owners of those companies. The acquisition of the Operating Subsidiaries by Henan Tonghai Valve from Mr. Siping Fang was considered to be a transaction between entities under common control.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Pursuant to a restructuring plan intended to ensure compliance with regulatory requirements of the PRC, on April 1 and 3, 2008, the Company transferred 100% of the equity of the Operating Subsidiaries back to Sipang Fang and the other original owners, with the intention that Sipang Fang would transfer the Operating Subsidiaries to a new entity controlled by Mr. Bin Li, and that Mr. Li would then sell such entity to the Company, thereby allowing the Company to reacquire legal ownership of the Operating Subsidiaries.

On April 10, 2008, Mr. Fang, the Company’s Chief Executive Officer and President, sold 24,300,000 shares of the Company’s common stock beneficially owned by him and which he had received in the merger transaction described above, to Mr Li for $10,000.  In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a $10,000 note.  The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represents a change of control of the Company and the Shares acquired by Mr. Li represent approximately 60.75% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company.  However following the acquisition, Mr. Li will be deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement. These conditions would be able to be satisfied only if the Company is able to reacquire and operate the Operating Subsidiaries.  Mr Li established China Fluid Equipment on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”). On June 30, 2008, Henan Tonghai acquired the Operating Subsidiaries from Mr. Fang and the other original owners.  The acquisitions were consummated under the laws of the PRC.  The former Hong Kong holding company, CVHL and its subsidiary TVST, which no longer held any assets, were dissolved. On July 31, 2008, the Company and Mr. Li completed the reorganization plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HKD$10,000 (approximately $1,281). As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries.

During this re-organization, the Operating Subsidiaries continued to be under the operating and management control of the Company.  Because of this operating and management control and because the Company continued to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the re-organization.  The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the re-organization arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacture
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 50,000,000	$6,454,174	100% Indirectly	Manufacture
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	RMB 10,000,000	$1,459,000	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	HKD 10,000	$1,282	100% Directly	Holding Company

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

 USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

SHIPPING AND HANDLING

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $50,411 and $75,135 for the three months ended June 30, 2008, and 2007, respectively. Shipping and handling costs amounted to $78,855 and $132,567 for the six months ended June 30, 2008, and 2007, respectively.

ADVERTISING

Advertising costs are expensed as incurred and totaled $1,780 and $4,528 for the three months ended June 30, 2008, and 2007, respectively and $15,535 and $16,361 for the six months ended June 30, 2008 and 2007, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and its Operating Subsidiaries Henan Kai Feng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the US dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; stockholder's equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,500,823 and $3,173,745 as of June 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at June 30, 2008 and December 31, 2007 were translated at 6.85 RMB and 7.29 RMB to $1.00 USD, respectively. The average translation rates applied to the statements of income and of cash flows for the six months ended June 30, 2008 and 2007 were 7.05 RMB and 7.73 RMB to $1.00, respectively, and for the three months ended June 30, 2008 and 2007, the average translation rates were 6.97 RMB and 7.69 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

INTANGIBLE ASSETS

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

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

LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2008, the Company determined no impairment charges were necessary.

INVENTORY

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence.  As of June 30, 2008 and December 31, 2007 the Company determined no reserves were necessary.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and which have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment and depreciated over their estimated useful lives.

RETIREMENT BENEFIT COSTS

Amounts payable for the PRC state managed retirement benefit programs are expensed in the financial statements following the accrual basis of accounting.

INCOME TAXES

The Company applies Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of June 30,, 2008.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recordrd in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

.CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company is required to have restricted cash in the bank as security for its exported products. The restriction is released after the customers have received and inspected the products. Restricted cash amounted to $142,071 and $40,856 as of June 30, 2008 and December 31, 2007, respectively.

CONCENTRATIONS AND RISKS

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on June 30, 2008 and December 31, 2007 amounted to $4,634,143 and $2,814,118, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 44% and 51% of the Company’s total purchases for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, five major suppliers represented approximately 37% and 47%, respectively of the Company’s total purchases.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. Long term investments amounted to $760,346 and $714,485 as of June 30, 2008 and December 31, 2007, respectively.  There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No.157.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the merger on December 16, 2007 as if it had occurred at the beginning of 2006. For the three months ended June 30, 2008 and 2007, basic and diluted earnings per share amounted to $0.04 and $0.08, respectively. For the six months ended June 30, 2008 and 2007, basic and diluted earnings per share amount to $0.09 and $0.09, respectively

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company does not have the ability to exercise control over of the investee companies and the investments have been recorded under the cost method. Long term investment amounted to $760,346 and $714,485 as of June 30, 2008 and December 31, 2007, respectively. Management believes there is no impairment as of June 30, 2008.

CUSTOMER DEPOSIT

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2008 and December 31, 2007, customer deposits amounted to $1,643,763 and $2,810,352, respectively.

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
June 30, 2008
(unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables).

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact that adopting EITF No. 07-5 will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This Statement will not have and impact on the Company’s financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Plant and equipment

 Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Machinery	$11,070,845	$10,018,027
Motor vehicles	1,655,285	1,519,634
Office equipment and others	3,300,012	2,790,370
Construction in progress	176,363	239,059
	16,202,505	14,567,090
Less: Accumulated depreciation	(7,926,732)	(7,043,302)
	$8,275,773	$7,523,788

Depreciation expense was $246,263 and $119,725 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, depreciation expense was $ 440,655 and $252,068, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two separate companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill in the amount of $20,698,274. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

Intangible assets consist of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Patents	$103,193	$96,969
Software	422,641	397,149
	525,834	494,118
Less: Accumulated amortization	(93,691)	(58,485)
Net carrying amount	$432,143	$435,633

Amortization expense was $15,512 and $5,177 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $30,577 and $9,739 for the six months ended June 30, 2008 and 2007, respectively.

Note 5 - Inventories

As of June 30, 2008 and December 31, 2007 inventories of the Company were as follows:

	June 30, 2008	December 31, 2007
	(unaudited)
Raw materials	$2,372,387	$2,393,230
Work-in-progress	1,178,707	666,897
Finished goods	4,579,591	7,478,960
	$8,130,685	$10,539,087

The Company reviews its inventory periodically for possibly obsolete goods and to determine if any reserves are necessary for potential obsolescence.  As of June 30, 2008 and December 31, 2007, the Company believed no reserves were necessary.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
Total accounts receivable	23,381,589	17,622,918
Allowance for bad debts	(856,225)	(274,167)
Accounts receivable, net	22,525,364	17,348,751
Accounts receivable - non-current retainage	(1,317,092)	(559,368)
Accounts receivable – current	$21,208,272	$16,789,383

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At June 30, 2008 and December 31, 2007, retainage held by customers included in the Company’s accounts receivable is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
	June 30, 2008	December 31, 2007
	(unaudited)
Retainage
Current	$1,541,778	$1,264,062
Non-current (due in 2009)	1,317,092	559,368
Total retainage	$2,858,870	$1,823,430

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. The following represents the changes in the allowance for doubtful accounts:

	June 30, 2008	December 31,2008
	(Unaudited)
Balance, beginning of the period	$274,167	$-
Additions to the reserve	548,753	274,167
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment	33,305	-
Balance, end of the period	$856,225	$274,167

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. The total outstanding amount was $1,711,497and $458,699 as of June 30, 2008 and December 31, 2007, respectively.

Note 8 - Loans

SHORT TERM LOANS:	June 30,2008	December 31
	(Unaudited)	2007
Commercial Bank of Zhengzhou City
Due May 2009. Monthly interest only payment at
0.93375% per month guaranteed by Zhengzhou
Huazhong Capital Construction Co., Ltd	$393,930	$370,170

Commercial Bank of Zhengzhou,
Due May 2009. Monthly interest only payment at 0.93375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,459,000	1,371,000

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Unrelated third parties, non-secured, non-interest
bearing with no fixed date of repayment	2,261,613	991,178

Citic bank, Zhengzhou branch
Due June, 2009. Monthly interest only payment at 7.227%
per annum, guaranteed by Kaifeng Cast Iron Co., Ltd.	2,918,000	2,742,000

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	544,207	511,383

Local Bureau of Finance, Kaifeng City.
No expiration date. Monthly interest only payment at
2.55% per annum	262,620	246,780

Special Payable to China National Development Committee.
No expiration date and non-interest bearing.	262,620	246,780

Total short term loans	$8,101,990	$6,479,291

LONG TERM LOANS:

Zhengzhou Shangjie Credit Union
Due July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	$1,167,200	$1,096,800

Total Interest expense for the three months ended June 30, 2008 and 2007 amounted to $139,095 and $285,581 respectively.  Total interest expense for the six months ended June 30, 2008 and 2007 amounted to $283,767 and $441,007, respectively.

Note 9 - Income taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate currently applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, foreign investment enterprises (“FIEs”) generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Beginning January 1, 2008, China has unified the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

The Company’s subsidiary Henan Kai Feng Pressure Valve Co., Ltd was exempt from income tax in 2007 due to Kaifeng city tax incentive for companies to privatize. However, starting 2008 Henan Kai Feng Pressure Valve Co. is subject to an income tax at an effective rate of 25%.

The Company’s other operating subsidiary Zhengzhou City Zhengdie Valve Co., Ltd is subject to an income tax at an effective rate of 25%.

	Three months ended		Six months ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Provision - China income tax	$372,193	$310,315	$768,765	$400,835
Provision - China local tax	248,128	206,876	512,509	267,223
Total provision for taxes	$620,321	$517,191	$1,281,274	$668,058

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended and six months ended June 30:

	Three months ended		Six months ended
	2008	2007	2008	2007
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	25.0	33.0
China income tax exemption	-	(17.0)	-	(17.0)
Total provision for income taxes	25.0%	16.0%	25.0%	16.0%

The estimated tax savings for the six months and three months ended June 30, 2007 as a result of the Kaifeng city tax incentive described above amounted to $816,369 and $706,810, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.09 to $0.07 for the six months ended June 30, 2007 and $0.08 to $0.06 for the 3 months ended June 30, 2007.

VAT on sales and VAT on purchases in China amounted to $2,084,447 and $990,525 for the three months ended June 30, 2008 and $1,705,566  and $796,517 for the three months ended June 30, 2007, respectively. VAT on sales and VAT on purchases in China amounted to $4,047,985 and $1,692,359 for the six  months ended June 30, 2008 and $3,235,949  and $1,521,627 for the six months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)
	June 30, 2008 (unaudited)	December 31, 2007
VAT	$206,509	$875,845
Others	392,080	188,667
Total taxes payable	$598,589	$1,064,512

Note 10 – Statutory Reserves

The laws and regulations of the People’s Republic of China require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund.

STATUTORY SURPLUS RESERVE FUND

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended June 30, 2008 and 2007, the Company transferred $167,164 and $300,945, respectively to this reserve. For the six months ended June 30, 2008 and 2007, the Company transferred $355,571 and $358,566 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 11 - Operating leases

The Company leases office space and factory space from ZhengZhou Cheng Long Corporation and Kaifeng High-Pressure Valve Steel Casting Co., Ltd.

For the three months ended June 30, 2008 and 2007, total lease expense, including amounts included in cost of sales, was $ 139,201 and $78,605, respectively. Total lease expense, including amounts included cost of sales, for the six months ended June 30, 2008 and 2007 was $268,054 and $154,938, respectively.

Total future minimum lease payments at June 30, 2008, are as follows:

Amount
Six months ending December 31, 2008	$283,356
Year ending December 31, 2009	566,713
Year ending December 31, 2010	566,713
Year ending December 31, 2011	566,713
Year ending December 31, 2012	566,713
Thereafter	-

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

Note 12 - Commitments and contingencies

After the restructuring, the Company’s subsidiary Henan Tonghai Fluid Equipment Co., obtained a business license on June 11, 2008 with its registered capital of US$1,459,000 (RMB 10,000,000) As of August 14, 2008, the registered capital has not been contributed. The total amount of registered capital has to be received in 24 months from China Fluid Equipment from the date of approval. As of the date of 10Q report, the registered capital has not been contributed.

Note 13 – Related party transactions

The Company had the following significant related party transactions during the six months ended June 30, 2008 and December 31, 2007:

The Company received advances from Mr. Fang Si Ping, Chief Executive Officer and major shareholder, for cash flow purposes. As of June 30, 2008 and December 31, 2007 the outstanding amount due to Mr. Fang was $2,687,473 and $2,848,032, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum with no fixed repayment terms. Loans from employees amounted to $715,861 and $671,188 as of June 30, 2008 and December 31, 2007, respectively.

During the first half of 2008, the Company borrowed money from ZhengDie’s Controller, Chen Hui Feng, and from Mr. Fang’s relative, Fang Zhi Hong, in the amount of $732,435 for cash flow purposes. The loan is unsecured, interest free and has no fixed terms of repayment, but is expected to be repaid in cash upon request.

 Note 14 – Legal proceedings

Before the reverse acquisition on December 18, 2007, Intercontinental Resources Inc. (“Intercontinental Resources”) was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. Other than initial pleadings, the plaintiff has not proceeded with the suit since it was filed. Intercontinental Resources believes that the suit is without merit.  In connection with the reverse acquisition, Intercontinental Resources agreed to place $200,000 into escrow pending resolution of this suit.  If required, the portion of the purchase price for the reverse acquisition held in escrow will be used to settle this lawsuit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth under “Risk Factors,” in the Company’s Form 10-K filed on March 31, 2008.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operation of our active business for the six month periods ended June 30, 2008 and 2007.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to the “Company,” “China Valves,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiaries, China Fluid Equipment Holdings Limited, Henan Tonghai Fluid Equipment Co, Ltd.  Reference to “China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa. References to “China Fluid Equipment” are references to “China Fluid Equipment Holdings Limited” incorporated in Hong Kong. References to “Henan Tonghai” are references to Henan Tonghai Fluid Equipment Co., Ltd. References to “Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd. References to “ZhengDie Valve” are references to Zhengzhou City ZhengDie Valve Co., Ltd. References to “High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd. References to “China” and “PRC” are references to the People’s Republic of China.  References to “RMB” are to Renminbi, the legal currency of China, references to “HKD” are to the Hong Kong Dollar and references to “$” are to the legal currency of the United States.

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

           On December 16, 2007, Intercontinental entered into a Stock Purchase Agreement and Share Exchange Agreement  (the “Exchange Agreement”), with China Valve Holding Limited, or China Valve Samoa, a company incorporated under the laws of Samoa on June 6, 2007, and the owner of China Valve Samoa.  The closing of the transaction took place on December 16, 2007, and resulted in the merger between Intercontinental and China Valve Samoa.  Pursuant to the terms of the Exchange Agreement, Intercontinental acquired all of the outstanding capital stock and ownership interests of China Valve Samoa from the sole shareholder of China Valve Samoa for an aggregate of 40,000,000 shares, or 99.8% of Intercontinental’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000. The Company disclosed the transactions in a Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 31, 2008 (the “Form 10-K”).  In the Form 10-K, the acquisition was treated as a reverse acquisition, our financial statements have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The stock exchange transaction was accounted as a reverse acquisition and recapitalization of the Company whereby China Valve Samoa was deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 16, 2007 are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

Pursuant to the Exchange Agreement, on December 18, 2007, Intercontinental filed with the Secretary of State for the state of Nevada a Certificate of Amendment to our Certificate of Incorporation changing our name to “China Valves Technology, Inc.” to better reflect our business plan.

Prior to entry into the Exchange Agreement, China Valve Samoa undertook a group reorganization plan (the “Reorganization Plan”) to comply with the regulations of the China State Administration of Foreign Exchange. On September 28, 2007, China Valve Samoa became the holding company of the group by acquiring a 100% interest in China Valve Holdings Limited (“China Valve Hong Kong”)  which was incorporated under the laws of the Hong Kong Special Administrative Region on June 11, 2007. China Valve Hong Kong established Henan Tonghai Valve Science Technology, Inc. (“Henan Tonghai Valve”), a wholly-owned subsidiary in the People’s Republic of China, on September 5, 2007.  Neither China Valve Samoa nor China Valve Hong Kong had any active business operations other than their ownership of Henan Tonghai Valve.

Pursuant to the Reorganization Plan, Henan Tonghai Valve entered into an agreement to purchase 100% of the equity of the Operating Subsidiaries from Mr. Siping Fang, our Chief Executive Officer and President and the other individual owners of those companies.  The purchase price for these acquisitions was not paid because we did not have the funds to do so. Pursuant to the Reorganization Plan intended to ensure compliance with regulatory requirements of the PRC, on April 1 and 3, 2008, we transferred 100% of the equity of the Operating Subsidiaries back to Siping Fang and the other original owners with the intention that Siping Fang would transfer the Operating Subsidiaries to a new entity controlled by Mr. Bin Li, and that Mr. Li would then sell such entity to us, thereby allowing us to reacquire legal ownership of the Operating Subsidiaries. We disclosed the transactions in a Form 10-Q for the quarter ended March 31, 2008 filed with the Commission on May 15, 2008 (the “Form 10-Q”).  In the Form 10-Q, the acquisitions of the Operating Subsidiaries were treated for accounting purposes as acquisitions under common control. Accordingly, the financial statements have been prepared on a consolidated basis for the years presented in the Form 10-Q.

On April 10, 2008, because we no longer owned the Operating Subsidiaries, Siping Fang sold all of the Company’s common stock beneficially owned by him to Bin Li, for an aggregate purchase price of $10,000, pursuant to a Common Stock Purchase Agreement. In connection with the Common Stock Purchase Agreement, Siping Fang and Bin Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Siping Fang obtained the right and option to re-acquire the shares of the Company from Bin Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement. These conditions may be satisfied only if we are able to reacquire and operate the Operating Subsidiaries. The sale of Siping Fang’s common stock and the Earn-In Agreement were disclosed in a Current Report on Form 8-K filed with the Commission on April 16, 2008.

Reacquisition of the Operating Subsidiaries

Bin Li established China Fluid Equipment Holdings Limited (“China Fluid Equipment”), on April 18, 2008 to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”).  Henan Tonghai purchased the Operating Subsidiaries pursuant to the following agreements:

•
On June 30, 2008, Mr. Siping Fang sold 67% ownership interest in Kaifeng High Pressure to Henan Tonghai for an aggregate purchase price of $5.85 million pursuant to a Stock Purchase Agreement dated June 17, 2008, between Mr. Fang and Henan Tonghai.

•
On June 30, 2008, Ms. Xiuying Wei sold 33% ownership interest in Kaifeng High Pressure to Henan Tonghai for an aggregate purchase price of $2.88 million pursuant to a Stock Purchase Agreement dated June 17, 2008, between Ms. Wei and Henan Tonghai.

•
On June 30, 2008, Mr. Fang sold 84% ownership interest in Zhengdie to Henan Tonghai for an aggregate purchase price of $6.11 million pursuant to a Stock Purchase Agreement dated June 24, 2008, between Mr. Fang and Henan Tonghai.

•
On June 30, 2008, Mr. Binjie Fang, our Chief Operating Officer, sold 16% ownership interest in Zhengdie to Henan Tonghai for an aggregate purchase price of $1.17 million pursuant to a Stock Purchase Agreement dated June 24, 2008, between Mr. Binjie Fang and Henan Tonghai.

The acquisitions have been consummated; however, neither Bin Li nor Henan Tonghai paid the purchase prices for these acquisitions.

       On July 31, 2008, we completed the Reorganization Plan when Bin Li  transferred 10,000 shares of the common stock, or 100% of the equity interests, of China Fluid Equipment to us pursuant to the terms of an instrument of transfer approved by the Hong Kong government on July 31, 2008 (the “Instrument of Transfer”)  for a consideration of HKD$10,000. As a result of these transactions, the Operating Subsidiaries are again our indirect wholly-owned subsidiaries.

During this reorganization, the Operating Subsidiaries continued to be under our operating and management control. Because of this operating and management control and because we continued to bear the residual risks and rewards related to the Operating Subsidiaries, we continued to consolidate the Operating Subsidiaries during the reorganization.  Our acquisition on July 31, 2008 of China Fluid Equipment for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the reorganization arrangements and, accordingly, we do not consider his re-acquisition of those shares to represent compensation cost to us.

Overview of Our Business

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

Industry Wide Trends that are Relevant to Our Business

China is currently experiencing growth in urbanization and heavy industrialization.  The Company believes that increased demand for energy and water treatment in urban centers will increase demand for valve products. According to the China Valve Industry Association’s research, sales of valve products in the Chinese domestic market in 2006 reached $5.36 billion, an increase of 32% from the previous year, and the Chinese market is expected to increase at an annual rate of more than 30% for the next 5 years.

According to the China Valve Industry Association’s research, the valve market is divided into five primary segments: (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy, which account for approximately 21％, 12％, 24.5％, 14％ and 8％ of market share, respectively.  All other valve products account for the remaining 18.5%.

Competition

We compete with approximately 4,000 valve manufacturers in China and listed below are our major competitors:

☐	Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry;

☐	Sufa Technology Industry, Co., Ltd – a manufacturer of nuclear power industry used valves; and

☐	Guangdong Mingzhu Group Co., Ltd – a manufacturer of small diameter ball valves.

        There are, however, certain factors that we believe set us apart from all of our competitors.  We are a top producer of many types of valves and have positioned ourselves as the leading valve producer in China enabling us to offer a more comprehensive product line to our customers.  In addition, the following factors will help China Valve continue to set itself apart from its competitors:

☐	We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

☐	We are the sole designer and manufacturer in China of valves that are used for ultra supercritical units of 1,000MW power stations;

☐	We are the first manufacturer of high pressure large diameter oil pipeline valves in China;

☐	We were the first domestic manufacturer of 2,500 pound high pressure gate valves for hydrogenation in chemical lines, which substitutes for imported products;

☐	We were the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry; and

☐
We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters.

Second Quarter Financial Performance Highlights

During the second quarter of 2008, we focused primarily, through our direct and indirectly owned subsidiaries, on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the PRC.

Our operations during the quarter were headquartered in Kaifeng, Henan Province, PRC, and we conducted our business throughout China. Our production facility in Kaifeng has an area of more than 74 acres. During the quarter, our two Chinese subsidiaries, ZhengDie Valve, and High Pressure Valve, focused primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

The following are some financial highlights for the second quarter of 2008:

Sales Revenue: Sales revenue decreased $0.7 million, or 6%, to $11.8 million for the second quarter of 2008 from $12.5 million for the same period last year.

Gross Margin: Gross margin was 41% for the second quarter of 2008, as compared to 42% for the same period in 2007.

Net Income: Net income decreased $1.4 million, or 46%, to $1.7 million for the second quarter of 2008, from $3.1 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share was $0.4 for the second quarter of 2008, as compared to $0.8 for the same period last year.

Results of Operations

Results of operations for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

	Three Months Ended June 30, (unaudited)
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$11,783	$12,501	$(718)	-6%
Cost of revenues	6,939	7,262	(323)	-4%

Gross profit	4,844	5,239	(394)	-8%
Operation expenses:
Research and development costs	46	7	39	557%
Sales and marketing expenses	856	851	5	1%
General and administrative expenses	1,690	810	880	109%

Total operating expenses	2,591	1,668	924	55%

Operating income	2,253	3,571	(1,318)	-37%
Finance costs, net	158	210	(52)	-25%
Other expenses (income)	(195)	(275)	80	-29%
Income taxes	620	517	103	20%

Net income	$1,670	$3,119	$(1,449)	-46%

Sales Revenue
Our sales revenue for the three months ended June 30, 2008 amounted to $11.8 million, which is approximately $0.7 million or 6% less than that of the same period ended on June 30, 2007, where we had revenue of $12.5 million.  The decrease in sales revenue was primarily attributed to unshipped orders to major customers in Sichuan Province, China which were adversely affected by the devastating earthquake in May 2008.

Cost of Goods Sold
Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, was $6.9 million for the three month period ended June 30, 2008, a decrease of $0.3 million or 4%, as compared to $7.2 million for the three month period ended June 30, 2007. Cost of sales as a percentage of total revenues were 59% and 58% for the three month periods ended on June 30, 2008 and 2007, respectively, an increase of approximately 1%.  This was primarily a result of increased cost from raw materials.

Selling expenses
Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $0.856 million for the three month period ended June 30, 2008, as compared to $0.851 million for the same period ended June 30, 2007, a slight increase of $0.004 million or approximately 1%.

Operating and administrative expenses
Our general and administrative expenses, which consist primarily of rental expenses, related salaries, business development, depreciation and traveling expenses, legal and professional expenses, were $1.7 million for the three month period ended June 30, 2008, as compared to $0.8 million for the same period ended June 30, 2007, an increase of $0.9 million or approximately 109%.  The increase was primarily attributable to the company’s execution of early retirement as well as increasing professional and investor relations expenses.

Environmental Laws Compliance Costs
We incurred no costs for environmental compliance for the three month period ended June 30, 2008 and 2007.

Income From Operations
Income from operations was $2.3 million for the three month period ended June 30, 2008, as compared to $3.6 million for the same period ended June 30, 2007, a decrease of $1.3 million or approximately 37%.  The decrease was primarily attributable to decrease in sales in the current quarter and significant increase in general and administrative costs resulting from the Company’s execution of early retirement plan and increasing professional fees after the reverse acquisition.

Other income (expenses)
Total other income was $0.195 million for the three month period ended June 30, 2008, as compared to $0.275 million for the same period ended June 30, 2007.  The financial expenses for the three month period ended on June 30, 2008 and 2007 are $0.158 million and $0.21 million, respectively.

Income taxes
We incurred income taxes of $0.62 million for the three month period ended on June 30, 2008.  This is an increase of $0.103 million or 20% from the taxes we incurred in the same 2007 period, which were $0.517 million.  We incurred more taxes in the three months ended June 30, 2008 mostly because of the higher assessable income in the three month period ended on June 30, 2008 compared to 2007. In addition, our subsidiary, High Pressure Valve no longer enjoys tax exemption as it did in 2007. It is currently subject to regular tax rate of 25%.

Provision for Income Taxes

United States

We subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in the United States for the reporting period.

PRC

Before the implementation of the corporate income tax (“CIT”) law (as discussed below), Foreign Invested Enterprises (“FIE”) established in the PRC are generally subject to a CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. Our Chinese subsidiaries are taxed at a rate of 25% and 33% of assessable profit.

Net Income
We earned net income of $1.7 million for the three month period ended June 30, 2008.  This is a decrease of $1.4 million or approximately 46% from the same period ended June 30, 2007 which had a net income of $3.1 million.  This decrease was primarily attributable to the higher general and administrative cost as well as increase of income tax.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $0.74 million for the three month period ended June 30, 2008 as compared with $0.41 million currency translation gain in the same period ended June 30, 2007. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three month period ended June 30, 2008, the exchange rates of RMB1: US$0.1459 and RMB1: US$0.1315 were implemented in calculating the total assets/liabilities and statement of income, while for the three month period ended June 30, 2007, the exchange rates of RMB1: US$0.1418and RMB1: US$0.1377 were implemented.

Capital Expenditures

The capital expenditures in the three months ended June 30, 2008 and 2007 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended June 30,
	2008	2007
	(in thousands)
Construction costs	351	$20
Purchase of equipment	$141	$82

Total capital expenditures	$492	$102

We estimate that our total capital expenditures in fiscal year 2008 will reach approximately $7.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

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

Results of operations for the six months ended June 30, 2008 as compared to the six months ended June30, 2007.

	Six Months Ended June 30, (unaudited)
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$24,766	$19,671	$5,095	26%
Cost of revenues	14,818	12,002	2,816	23%

Gross profit	9,948	7,669	2,279	30%
Operation expenses:
Research and development costs	99	15	84	560%
Sales and marketing expenses	1,863	1,434	429	30%
General and administrative expenses	3,270	1,753	1,517	87%

Total operating expenses	5,232	3,202	2,030	63%

Operating income	4,716	4,467	249	6%
Finance costs, net	292	362	(70)	-19%
Other expenses (income)	(287)	(313)	26	-8%
Income taxes	1,281	668	613	92%

Net income	$3,430	$3,750	$(320)	-9%

Sales Revenue
Our sales revenue for the six months ended June 30, 2008 amounted to $24.8 million, which is approximately $5.1 million or 26% more than that of the same period ended on June 30, 2007, where we had revenue of $19.7 million.  The increase in sales revenue was primarily attributed to the expansion of our customer base and sales of higher end products.  The increase in sales revenue was a result of price increases for our products, which generated approximately 45% of the increase in revenues, and increased quantities of products sold, which generated approximately 55% of the increase in revenues.

Cost of Goods Sold
Cost of goods sold was $14.8 million for the six month period ended June 30, 2008, an increase of $2.8 million or 23%, as compared to $12.0 million for the six month period ended June 30, 2007.  Our costs of goods sold increased primarily as a result of the increase in sales, however, we did achieve some economies of scale and therefore our costs of good sold did not increase as much as our revenues period to period.  Cost of sales as a percentage of total revenues were 60% and 61% for the six month periods ended on June 30, 2008 and 2007, respectively, a decrease of approximately 1%.  This was primarily a result of economies of production scale and more efficient cost control.

Selling expenses
Selling expenses were $1.9 million for the six month period ended June 30, 2008, as compared to $1.4 million for the same period ended June 30, 2007, an increase of $0.5 million or approximately 30%.  The increase was in line with the increase in sales.

Operating and administrative expenses
Our general and administrative expenses were $3.3 million for the six month period ended June 30, 2008, as compared to $1.8 million for the same period ended June 30, 2007, an increase of $1.5 million or approximately 87%.  The increase was primarily attributable to our adoption of early retirement program, traveling expenses, and consulting and audit expenses which cost approximately $0.7 million, $0.2 million, and $0.2 million respectively.

Environmental Laws Compliance Costs
We incurred no costs for environmental compliance for the six month period ended June 30, 2008 and 2007.

Income From Operations
Income from operations was $4.7 million for the six month period ended June 30, 2008, as compared to $4.4 million for the same period ended June 30, 2007, an increase of $0.3 million or approximately 6%.  The increase was primarily attributable to increase in sales and gross margin.

Other income (expenses)
Total other income was $0.287 million for the six month period ended June 30, 2008, as compared to $0.313 million for the same period ended June 30, 2007.  The financial expenses for the six month period ended on June 30, 2008 and 2007 are $0.292 million and $0.362 million, respectively.

Income taxes
We incurred income taxes of $1.3 million for the six month period ended on June 30, 2008.  This is an increase of $0.6 million or 92% from the taxes we incurred in the same 2007 period, which were $0.7 million.  We incurred more taxes in the six months ended June 30, 2008 mostly because of the higher assessable income in the six month period ended on June 30, 2008 compared to 2007. In addition, our subsidiary, High Pressure Valve no longer enjoys tax exemption as it did in 2007. It is currently subject to regular tax rate of 25%.

Net Income
We earned net income of $3.4 million for the six month period ended June 30, 2008.  This is a decrease of $0.3 million or approximately 9% from the same period ended June 30, 2007 which had a net income of $3.7 million.  This decrease is primarily attributable to the higher general and administrative cost incurrent as well as increase of provision for income tax.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $2.3 million for the six month period ended June 30, 2008 as compared with $0.5 million currency translation gain in the same period ended June 30, 2007. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the six month period ended June 30, 2008, the exchange rates of RMB1: US$0.1459 and RMB1: US$0.1315 were implemented in calculating the total assets/liabilities and statement of income, while for the three month period ended June 30, 2007, the exchange rates of RMB1: US$0.1418 and RMB1: US$0.1377 were implemented.

 Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $4.6 million.  The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash (used in) / provided by operating activities	47	4,175
Net cash used in investing activities	(1,729)	(1,264)
Net cash (used in) / provided by financing activities	3,263	(7,842)
Effect of exchange rate changes on cash and cash equivalents	239	84
Net decrease in cash and cash equivalent	1,820	(4,847)
Cash and cash equivalents at the beginning of period	2,814	5,591
Cash and cash equivalents at the end of period	4,634	744

Cash has historically been generated from operations as well as short-term loans from various sources, which has provided sufficient liquidity to support our working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations.

Operating Activities

Net cash provided by operating activities was $0.047 million in the six months ended June 30, 2008, compared to net cash provided by operating activities of $4.2 million in the same period in fiscal year 2007. The change of $4.1 million in operating activities was primarily attributable to decrease in other payables due to related parties, customer deposits and increases in advances on inventory purchases and income taxes paid for the six months ended June 30, 2008.

Investing Activities

Net cash used in investing activities increased from $1.3 million in the six months ended June 30, 2007, to $1.7 million in the same period in fiscal year 2008.  The net cash used in investing activities during the period ended June 30, 2008, was primarily used for purchase of additional machinery and equipment.

Financing Activities

Net cash provided by financing activities was $3.3 million in the six months ended June 30, 2008, compared to net cash used in finance activities of $7.8 million in the same period in fiscal year 2007. This was primarily attributable to short term borrowing proceeds from related party and third parties. In addition, Mr. Siping Fang contributed additional $1.3 million to the Company during the six months ended June 30, 2008.

As of June 30, 2008, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the six months ended June 30, 2008 and 2007 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six months Ended June 30,
	2008	2007
	(in thousands)
Construction costs	375	$115
Purchase of equipment	$564	$428

Total capital expenditures	$939	$543

We estimate that our total capital expenditures in fiscal year 2008 will reach approximately $7.0 million, primarily to purchase manufacturing equipment for the expansion of our production lines.

The following table sets forth our contractual obligations and commercial commitments as of Jun 30, 2008:

Payment Due by Period
	Total		Less than 1 Year		1-3 Years		3-5 Years		More than 5 Years
(in thousands)
Short-term loans	[8,102	]	[8,102	]	[-	]	[-	]	[-	]
Bills payable	[-	]	[-	]	[-	]	[-	]	[	]
Long-term bank loans	[1,167	]	[-	]	[1,167	]	[-	]	[-	]
Minimum Lease payments	[2,551	]	[284	]	[1,700	]	[567	]	[-	]
Capital commitments	[-	]	[-	]	[-	]	[-	]	[-	]
Future interest payment on short-term bank loans	[408	]	[408	]	[-	]	[-	]	[-	]
Future interest payment on long-term bank loans	[128	]	[118	]	[10	]	[-	]	[-	]

Total	[12,356	]	[8,912	]	[2,877	]	[567	]	[-	]

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, operating lease obligations, capital commitments, purchase obligations or other long-term liabilities as of Jun 30, 2008.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans.  Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal.  Since December 21 2007, China People’s Bank has increased the interest rate of RMB bank loans with a term of 6 months or less by 0.99%, and loans with a term of 6 to 12 months by 1.35%.  The new interest rates are 6.57% and 7.47% for RMB bank loans with a term 6 months or less and loans with a term of 6-12 months, respectively.  A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities at June 30, 2008 would decrease net income before provision for income taxes by approximately $0.3 million for the six month ended June 30, 2008.  Management monitors the banks’ interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Critical Accounting Policies

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”,  (“SFAS 161”) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is evaluating the effect it will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This Statement will not have and impact on the Company’s financial statements.

Exchange Rates

The financial records of Henan Tonghai, High Pressure Valves and Zheng Die Valves are maintained in RMB. In order to prepare our financial statements, we have translated amounts in RMB into amounts in U.S. dollars. The amounts of our assets and liabilities on our balance sheets are translated using the closing exchange rate as of the date of the balance sheet. Revenues, expenses, gains and losses are translated using the average exchange rate prevailing during the period covered by such financial statements. Adjustments resulting from the translation, if any, are included in our cumulative other comprehensive income (loss) in our stockholders’ equity section of our balance sheet. All other amounts that were originally booked in RMB and translated into U.S. dollars were translated using the closing exchange rate on the date of recognition. Consequently, the exchange rates at which the amounts in those comparisons were computed varied from year to year.

The exchange rates used to translate amounts in RMB into U.S. dollars in connection with the preparation of our financial statements were as follows:

	RMB per U.S. Dollar
	2008	2007
Balance sheet items as of June 30	0.1459	0.1315
Amounts included in the statement of income and comprehensive income, statement of changes in stockholders’ equity and statement of cash flows for the three months ended June 30	0.1418	0.1377

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, our management identified significant deficiencies related to the following:

1.  Accounting and Finance Personnel Weaknesses – US GAAP expertise.  Our current accounting stuff is relatively new and inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

2.  Lack of internal audit function – We lack qualified resources to perform the internal audit functions properly.  In addition, the scope and effectiveness of the internal audit function are yet to be developed.

3.  Lack of Internal Audit System – We lack an internal audit department, which renders ineffective our ability to prevent and detect control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with our appropriate costing method.  Management also determined that the lack of an Audit Committee of the board of directors of the Company also contributes to insufficient oversight of our accounting and audit functions.

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2007 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in the second quarter of 2008, we continued to impliment these remedial procedures.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Before the reverse acquisition on December 18, 2007, Intercontinental was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. In connection with the reverse acquisition, Intercontinental agreed to place a portion of the purchase price, i.e., $20,000, into escrow pending resolution of this suit.  A judgment was entered on May 12, 2003 in the Supreme Court of the State of New York, County of New York, in favor of the plaintiff and against the Company, for the sum of $40,786.72. The plaintiff accepted in full satisfaction of the judgment in the sum of $20,000 paid from the escrow in June, 2008.

Item 1A. Risk Factors

Not applicable.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2008

CHINA VALVES TECHNOLOGY, INC.

/s/ Siping Fang
Siping Fang
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.