Form 10-Q
period 2008-09-30
CHINA VALVES TECHNOLOGY, INC
filed 2008-11-14
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 000-28481
______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,385,103 shares of common stock, par value $0.001 per share, outstanding on November 11, 2008.

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,859,871	$2,773,262
Restricted cash	1,803,838	40,856
Notes receivable	58,520	-
Accounts receivable, net of allowance for doubtful accounts of $858,572
and $274,167 as of September 30, 2008 and December 31, 2007, respectively	24,368,336	16,789,383
Other receivables	5,703,132	4,638,477
Inventories	10,076,877	10,539,087
Advances on inventory purchases	705,972	458,699
Advances on inventory purchases - related parties	124,917	-
Prepaid expenses	199,124	519,043
Total current assets	70,900,587	35,758,807

PLANT AND EQUIPMENT, net	10,202,690	7,523,788

OTHER ASSETS:
Accounts receivable - retainage, long-term	1,486,173	559,368
Advances on equipment purchases	1,862,602	324,858
Goodwill and other intangibles, net	21,430,687	19,885,484
Other investments, at lower of cost or market	762,430	714,485
Total other assets	25,541,892	21,484,195

Total assets	$106,645,169	$64,766,790

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$6,776,268	$6,452,519
Short-term loans	10,367,786	6,479,291
Short-term loans - related parties	1,529,141	671,188
Other payables	2,026,796	4,435,982
Other payable - related parties	746,249	2,848,032
Accrued liabilities	3,039,486	1,734,679
Customer deposits	4,108,429	2,810,352
Taxes payable	1,643,474	1,064,512
Derivative instrument liabilities	991,016	-
Total current liabilities	31,228,645	26,496,555

LONG-TERM LIABILITIES:
Long-term debt	-	1,096,800
Total long-term liabilities	-	1,096,800

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value; 300,000,000 shares authorized
56,885,103 and 40,000 000 shares issued and outstanding as of September 30, 2008
and December 31, 2007, respectively	56,885	40,107
Additional paid-in-capital	44,142,984	16,365,029
Statutory reserves	2,547,620	1,749,601
Retained earnings	23,118,630	15,844,953
Accumulated other comprehensive income	5,550,405	3,173,745
Total shareholders' equity	75,416,524	37,173,435

Total liabilities and shareholders' equity	$106,645,169	64,766,790

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
SALES	$21,441,850	$6,345,931	$46,208,006	$26,017,238

COST OF GOODS SOLD	12,884,586	3,604,712	27,702,722	15,607,116

GROSS PROFIT	8,557,264	2,741,219	18,505,284	10,410,122

EXPENSES:
Selling expense	1,307,590	476,032	3,170,950	1,910,029
General and administrative	1,513,622	638,371	4,783,324	2,391,540
Research and development	74,399	27,253	173,105	42,260
Total Operating Expenses	2,895,611	1,141,656	8,127,379	4,343,829

INCOME FROM OPERATIONS	5,661,653	1,599,563	10,377,905	6,066,293

OTHER EXPENSE (INCOME):
Other income, net	(621,229)	(23,858)	(908,213)	(337,132)
Interest expense,net	132,026	18,582	423,620	380,931
Change in fair value of derivative instruments	(34,740)	-	(34,740)	-
Total other expense (income), net	(523,943)	(5,276)	(519,333)	43,799

INCOME BEFORE PROVISION FOR INCOME TAXES	6,185,596	1,604,839	10,897,238	6,022,494

INCOME TAX EXPENSE	1,544,268	175,354	2,825,542	843,412

NET INCOME	4,641,328	1,429,485	8,071,696	5,179,082

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	49,582	329,737	2,376,660	778,050

COMPREHENSIVE INCOME	$4,690,910	$1,759,222	$10,448,356	$5,957,132

EARNINGS PER SHARE:
Basic and diluted weighted average number of shares	46,489,664	40,106,500	42,249,752	40,106,500
Basic and diluted earnings per share	$0.10	$0.04	$0.19	$0.13

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total

BALANCE, January 1, 2007	40,000,000	$40,000	$15,115,137	$1,032,933	$9,419,029	$1,304,099	$26,911,198

Net income					5,179,082		5,179,082
Adjustment to statutory reserve				517,647	(517,647)		-
Foreign currency translation adjustment						778,050	778,050

BALANCE, September 30, 2007, unaudited	40,000,000	$40,000	$15,115,137	$1,550,580	$14,080,464	$2,082,149	$32,868,330

Shares issued for reorganization	106,500	107	(107)				-
Capital contribution from shareholder			1,249,999				1,249,999
Net income					1,963,510		1,963,510
Adjustment to statutory reserve				199,021	(199,021)		-
Foreign currency translation adjustment						1,091,596	1,091,596

BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Shareholder contribution			1,317,095				1,317,095
Common stock issuance for cash at $1.788	16,778,603	16,778	26,460,860				26,477,638
Net income					8,071,696		8,071,696
Adjustment to statutory reserve				798,019	(798,019)		-
Foreign currency translation adjustment						2,376,660	2,376,660

BALANCE, September 30, 2008, unaudited	56,885,103	$56,885	$44,142,984	$2,547,620	$23,118,630	$5,550,405	$75,416,524

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,071,696	$5,179,082
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	683,455	489,820
Amortization of intangible assets	46,359	15,531
Bad debt allowance	554,672	186,162
Gain on disposal of fixed assets	(24,705)	-
Change in fair value of derivatives	(34,740)	-
Change in operating assets and liabilities:
Notes receivable	(57,348)	-
Accounts receivable - trade	(7,749,222)	(7,078,952)
Other receivables	(738,305)	(1,809,138)
Inventories	1,146,008	5,544,902
Advance on inventory purchases	(212,157)	(2,024,142)
Prepaid expenses	347,644	420,872
Accounts payable - trade	(107,055)	471,641
Other payables and accrued liabilities	(1,121,327)	2,065,995
Other payables - related party	(2,246,978)	1,022,318
Customer deposits	1,087,270	2,043,602
Taxes payable	497,363	381,422
Net cash provided by operating activities	142,630	6,909,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(252,938)	-
Advances on equipment purchases	(1,485,584)	(278,878)
Purchase plant and equipment	(1,799,859)	(2,998,036)
Construction in progress	(1,443,165)	(498,843)
Proceeds from sale of equipment	62,366	-
Net cash used in investing activities	(4,919,180)	(3,775,757)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash due to covenants	(1,724,987)	(300,023)
Proceeds from short-term debt	6,904,760	(1,975,607)
Proceeds from short-term loans-related party	796,633	-
Repayments of short-term debt	(4,994,553)	(434,039)
Repayment of notes payable	-	(4,014,226)
Proceeds from shareholder	1,317,095	-
Proceeds from private placement financing	27,288,231	-
Net cash provided by (used in) financing activities	29,587,179	(6,723,895)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	275,980	34,342

INCREASE (DECREASE) IN CASH	25,086,609	(3,556,195)
CASH, beginning of period	2,773,262	5,591,211

CASH, end of period	$27,859,871	2,035,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$376,939	$527,350
Cash paid for income taxes	$2,326,037	$959,236

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Note 1 – Organization

China Valves Technology, Inc. (the “Company”) was incorporated in the State of Nevada in August 1997, under the name Meximed Industries, Inc. In January 1999, the Company changed its name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc. In the middle of 2003 the Company again changed its name to Anglotajik Minerals, Inc. The Company was considered to be in the exploration stage as its operations principally involved research and exploration, market analysis, and other business planning activities, and no revenue was generated from its business activities. The Company suspended its proposed activities in mineral exploration in the Republic of Tajikistan, and changed its name to Intercontinental Resources, Inc in May of 2006.  From that time until December 2007, the Company had no significant operations.

On December 18, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Exchange Agreement”) with China Valve Holding Limited (“China Valve Samoa”), a company incorporated under the laws of Samoa.  China Valve Samoa was the owner of all of the outstanding capital stock of China Valve Holding Limited, a corporation incorporated under the laws of Hong Kong (“China Valve Hong Kong”). China Valve Hong Kong, in turn, was the owner of all of the outstanding equity interests in Henan Tonghai Valve Technology Co., Ltd., a corporation incorporated under the laws of the PRC (“Henan Tonghai Valve”), which in turn owned all of the outstanding equity interests in two entities (the “Operating Subsidiaries”), namely, Henan Kaifeng High Pressure Valve Co., Ltd., a corporation incorporated under the laws of the PRC (“High Pressure Valve”) and Zhengzhou City Zhengdie Valve Co., Ltd., a corporation incorporated under the laws of the PRC (“Zhengdie Valve”).  The closing of the transaction took place on December 18, 2007 and resulted in the acquisition by the Company of China Valve Samoa and indirectly of the subsidiaries of China Valve Samoa (i.e., China Valve Hong Kong, Henan Tonghai Valve, and the Operating Subsidiaries).  Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of China Valve Samoa from the China Valve Samoa shareholder for 40,000,000 shares, or 99.8% of the Company’s common stock.  In addition, China Valve Samoa agreed to pay cash of $490,000.  Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period. The merger transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby China Valve Samoa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to December 18, 2007 are those of China Valve Samoa except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

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

Prior to entry into the Exchange Agreement, China Valve Samoa undertook a group reorganization plan to comply with the regulations of the China State Administration of Foreign Exchange. China Valve Samoa became the holding company of the group in September 2007 by acquiring a 100% interest in China Valve Hong Kong on September 28, 2007.  China Valve Hong Kong established Henan Tonghai Valve, a wholly-owned subsidiary in the PRC, on September 5, 2007.  Henan Tonghai Valve acquired 100% of the equity of the Operating Subsidiaries from Mr. Siping Fang, the Chief Executive Officer and President of the Company, and the other individual owners of those companies.  The acquisition of the Operating Subsidiaries by Henan Tonghai Valve from Mr. Siping Fang was considered to be a transaction between entities under common control.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

On April 10, 2008, Mr. Fang, the Company’s Chief Executive Officer and President, sold 24,300,000 shares of the Company’s common stock beneficially owned by him and which he had received in the merger transaction described above, to Mr. Li for HK$10,000.  In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HK$10,000 note.  The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represents a change of control of the Company and the Shares acquired by Mr. Li represent approximately 60.75% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company.  However following the acquisition, Mr. Li will be deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement. These conditions would be able to be satisfied only if the Company is able to reacquire and operate the Operating Subsidiaries.  Mr. Li established China Fluid Equipment on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”). On June 30, 2008, Henan Tonghai acquired the Operating Subsidiaries from Mr. Fang and the other original owners.  The acquisitions were consummated under the laws of the PRC.  The former Hong Kong holding company, CVHL and its subsidiary TVST, which no longer held any assets, were dissolved. On July 31, 2008, the Company and Mr. Li completed the reorganization plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HK$10,000 (approximately $1,281). As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries.

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

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following entities:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Name of entity	Place of incorporation	Capital		Ownership	Principal business
		Local currency	USD
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacture
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 50,000,000	$6,454,174	100% Indirectly	Manufacture
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	RMB 68,352,700	$10,000,000	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	HKD 10,000	$1,282	100% Directly	Holding Company

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

COST OF SALES

Cost of sales consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of the products. Inbound freight costs and purchasing are included in direct material costs. Manufacturing overhead includes expenses such as indirect labor, depreciation as it relates to cost of production, rental, utilities, receiving costs, and equipment maintenance and repair costs.

SHIPPING AND HANDLING

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expense which totaled $59,262 and $2,707 for the three months ended September 30, 2008, and 2007, respectively. Shipping and handling costs amounted to $138,117 and $135,274 for the nine months ended September 30, 2008, and 2007, respectively.

ADVERTISING

Advertising costs are expensed as incurred and totaled $3,465 and $789 for the three months ended September 30, 2008, and 2007, respectively and $19,000 and $17,150 for the nine months ended September 30, 2008 and 2007, respectively.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,550,405 and $3,173,745 as of September 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 and December 31, 2007 were translated at 6.83 RMB and 7.29 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2008 and 2007 were 6.97 RMB and 7.65 RMB to $1.00, respectively, and for the three months ended September 30, 2008 and 2007, the average translation rates were 6.83 RMB and 7.55 RMB to $1.00, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to ten years.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until construction is completed and the asset is ready for its intended use. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

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
 As of September 30, 2008, the Company determined no impairment charges were necessary.

INVENTORY

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence.  As of September 30, 2008 and December 31, 2007 the Company determined no reserves were necessary.

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

INCOME TAXES

The Company applies Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2008 and September 30, 2007.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products and cash in held escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products Cash held in escrow is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 14 for details. Restricted cash amounted to $1,803,838 and $40,856 as of September 30, 2008 and December 31, 2007, respectively.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Certain financial instruments, which subject the Company to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong and FDIC insured limits of $100,000 for banks located in United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 31, 2008 and December 31, 2007, the Company had deposits totaling $29,049,946 and $2,814,118 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 32% and 48% of the Company’s total purchases for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, five major suppliers represented approximately 28% and 45%, respectively of the Company’s total purchases.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Under EITF 00-19, the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The Company’s warrant liability is carried at fair value totaling $991,016 as of September 30, 2008.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. Long term investments amounted to $762,430 and $714,485 as of September 30, 2008 and December 31, 2007, respectively.  There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed.

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$991,016			$991,016
investments	$762,430			$762,430

Except for the derivative liabilities and investments, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No.157.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against allowance for doubtful accounts when identified. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the merger on December 16, 2007 as if it had occurred at the beginning of 2006. For the three months ended September 30, 2008 and 2007, basic and diluted earnings per share amounted to $0.10 and $0.04, respectively. For the nine months ended September 30, 2008 and 2007, basic and diluted earnings per share amount to $0.19 and $0.13, respectively.

At September 30, 2008, 1,274,497 warrants, whose weight average exercise price is $2.21, are excluded from the calculation of diluted earnings per share because of their antidilutive nature.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company does not have the ability to exercise control over of the investee companies and the investments have been recorded under the cost method. Long term investment amounted to $762,430 and $714,485 as of September 30, 2008 and December 31, 2007, respectively. Management believes there is no impairment as of September 30, 2008.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2008 and December 31, 2007, customer deposits amounted to $4,108,429 and $2,810,352, respectively.

STOCK BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available.

The Company adopted EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company issued a warrant to purchase 100,000 shares of Common Stock to CCG Investors Relation Partners LLC on December 12, 2007.and On August 26, 2008, the Company issued to Brean Murray, Carret & Co., LLC and Rosewood Securities, LLC warrants to purchase an aggregate of 1,174,497 shares of the Common Stock. All of the shares underlying the warrants are denominated in U.S. dollars. Accordingly, the Company is required to account for these warrants as derivative instrument liabilities and mark to market their value each period.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 161 will have on its  financial statements.

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP.142-3 will have on its financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

In October 2008, the FASB issued FSP. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact that adopting FAS 157-3 will have on its financial statements

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Plant and equipment

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Plant and equipment consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Buildings	$538,384	$-
Machinery	11,186,873	10,018,027
Motor vehicles	1,571,255	1,519,634
Office equipment and others	3,288,608	2,790,370
Construction in progress	1,727,759	239,059
	18,312,879	14,567,090
Less: Accumulated depreciation	(8,110,189)	(7,043,302)
	$10,202,690	$7,523,788

Depreciation expense was $242,800 and $237,752 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, depreciation expense was $ 683,455 and $489,820, respectively. Capitalized interest amounted to $104,023 as of September 30, 2007. No interest was capitalized in 2008.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill in the amount of $20,755,020. This goodwill represents the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

Intangible assets consist of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Patents	$135,014	$96,969
Software	681,907	397,149
	816,921	494,118
Less: Accumulated amortization	(141,254)	(58,485)
Total Plant equipment, net	$675,667	$435,633

Amortization expense was $15,782 and $5,792 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $46,359 and $15,531 for the nine months ended September 30, 2008 and 2007, respectively

Note 5 - Inventories

Inventories of the Company were as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Raw materials	$3,470,836	$2,393,230
Work-in-progress	1,263,919	666,897
Finished goods	5,342,122	7,478,960
	$10,076,877	$10,539,087

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The Company reviews its inventory periodically for possibly obsolete goods and to determine if any reserves are necessary for potential obsolescence.  As of September 30, 2008 and December 31, 2007, the Company believed no reserves were necessary.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
Total accounts receivable	26,713,081	17,622,918
Allowance for bad debts	(858,572)	(274,167)
Accounts receivable, net	25,854,509	17,348,751
Accounts receivable - non-current retainage	(1,486,173)	(559,368)
Accounts receivable – current	$24,368,336	$16,789,383

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At September 30, 2008 and December 31, 2007, retainage held by customers included in the Company’s accounts receivable is as follows:

	September 30, 2008	December 31, 2007
	(unaudited)
Retainage
Current	$1,807,674	$1,264,062
Non-current	1,486,173	559,368
Total retainage	$3,293,847	$1,823,430

Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. The following represents the changes in the allowance for doubtful accounts:

	September 30, 2008	December 31,2007
	(unaudited)
Balance, beginning of the period	$274,167	$-
Additions to the reserve	566,008	274,167
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment	18,397	-
Balance, end of the period	$858,572	$274,167

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. The total outstanding amount was $705,972 and $458,699 as of September 30, 2008 and December 31, 2007, respectively.

Note 8 - Loans

SHORT TERM LOANS:	September 30, 2008	December 31, 2007
	(unaudited)
Commercial Bank of Zhengzhou City
Due May 2009. Monthly interest only payment at
0.93375% per month guaranteed by Zhengzhou
Huazhong Capital Construction Co., Ltd	$395,010	$370,170

Commercial Bank of Zhengzhou,
Due May 2009. Monthly interest only payment at 0.93375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,493,183	1,371,000

Unrelated third parties, non-secured, non-interest
bearing with no fixed date of repayment	3,310,814	991,178

Citic bank, Zhengzhou branch
Due June, 2009. Monthly interest only payment at 7.227%
per annum, guaranteed by Kaifeng Cast Iron Co., Ltd.	2,926,000	2,742,000

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	545,699	511,383

Local Bureau of Finance, Kaifeng City.
No expiration date. Monthly interest only payment at
2.55% per annum	263,340	246,780

Special Payable to China National Development Committee.
No expiration date and non-interest bearing.	263,340	246,780

Zhengzhou Shangjie Credit Union
Due July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,170,400	-
Total short term loans	$10,367,786	$6,479,291

LONG TERM LOANS:

Zhengzhou Shangjie Credit Union
Due July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	$-	$1,096,800

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Total Interest expense for the three months ended September 30, 2008 and 2007 amounted to $130,668 and $86,343 respectively.  Total interest expense for the nine months ended September 30, 2008 and 2007 amounted to $414,435 and $527,350 respectively.

As of September 30, 2008, there are no restrictive covenants related to the loans stated above.

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

The Company’s other operating subsidiary Zhengzhou City Zhengdie Valve Co., Ltd is subject to an income tax at an effective rate of 25%.

	Three months ended		Nine months ended
	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)
Provision - China income tax	$926,560	$105,212	$1,695,325	$506,047
Provision - China local tax	617,708	70,142	1,130,217	337,365
Total provision for taxes	$1,544,268	$175,354	$2,825,542	$843,412

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended and nine months ended September 30:

	Three months ended		Nine months ended
	2008	2007	2008	2007
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	25.0	33.0
China income tax exemption	-	(19.0)	-	(19.0)
Total provision for income taxes	25.0%	14.0%	25.0%	14.0%

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The estimated tax savings for the three months and nine months ended September 30, 2007 as a result of the Kaifeng city tax incentive described above amounted to $327,634 and $1,144,003, respectively. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.04 to $0.03 for the 3 months ended September 30, 2007 and  $0.13 to $0.10 for the nine months ended September 30, 2007.

VAT on sales and VAT on purchases in China amounted to $3,335,531 and $1,831,571 for the three months ended September 30, 2008 and $1,928,587 and $274,923 for the three months ended September 30, 2007, respectively. VAT on sales and VAT on purchases in China amounted to $7,383,516 and $3,523,930 for the nine months ended September 30, 2008 and $5,164,536  and $1,796,550 for the nine months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30,2008 (unaudited)	December 31,2007
VAT	$488,574	$875,845
Others	1,154,900	188,667
Total taxes payable	$1,643,474	$1,064,512

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the nine months ended September 30, 2008 and 2007, the Company transferred $798,019 and $517,647 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

Note 11 - Operating leases

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1st 2008 to December 31, 2008. The Company’s subsidiary, Kaifeng High Pressure Valve leases factory facilities from Kaifeng High-Pressure Valve Steel Casting Co., Ltd. (the “Casting Company”), who became a related party pursuant to the Real Estate Transfer agreement_(see Note 12). The lease is effective from January 1st 2008 until the Kaifeng Higher Pressure acquires titles to the Real Estate from Kaifeng High-Pressure Valve Steel Casting Co., Ltd. For the three months and nine months ended September 30, 2008, rental fee due related party amounted to 110,247 and 330,741, respectively.

For the three months ended September 30, 2008 and 2007, total lease expense, including amounts included in cost of sales, was $ 201,396 and $86,395, respectively. Total lease expense, including amounts included in cost of sales, for the nine months ended September 30, 2008 and 2007 was $469,450 and $241,333, respectively.

Total future minimum lease payments at September 30, 2008, are as follows:

Amount
Nine months ending December 31, 2008	$191,609
Year ending December 31, 2009	545,944
Year ending December 31, 2010	325,450
Year ending December 31, 2011	325,450
Year ending December 31, 2012	325,450
Thereafter	-

Note 12 – Related party transactions

The Company had the following significant related party transactions during the nine months ended September 30, 2008 and December 31, 2007:

The Company received advances from Mr. Fang Si Ping, Chief Executive Officer and major shareholder, for cash flow purposes. As of September 30, 2008 and December 31, 2007 the outstanding amount due to Mr. Fang was $746,249 and $2,848,032, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash. In addition, Mr. Fang Si Ping contributed $1,317,095 to the Company’s subsidiary, ZhengZhou ZhengDie Valve, to fulfill its registered capital requirement.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum with no fixed repayment terms. Loans from employees amounted to $293,797and $671,188 as of September 30, 2008 and December 31, 2007, respectively.

The Company borrowed money from ZhengDie’s Controller, Chen Hui Feng, and from Mr. Fang’s relative, Fang Zhi Hong, for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. As of September 30, 2008, loans from related parties amounted to $1,529,141.

The Company’s wholly owned subsidiary Kaifeng High Pressure Valve and the Casting LimiteCompany entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. As the transfer will take approximately ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “Lease Agreement”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires titles to the Real Estate.  In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease the Real Estate to the Casting Company for a period of one year starting on the date of the acquisition of titles to the Real Estate by High Pressure Valve.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “ Real Estate Escrow Agreement ”), pursuant to which the Company agreed to issue to Mr. Fang, or his designee, 5,500,000 shares of the Company’s common stock (the “Real Estate Shares”) in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. The shares are placed in escrow and will be released 10 months following August 26, 2008. In the event that the land use rights and building certificates are not successfully transferred to Henan Kaifeng High Pressure Valves by the Casting Company, the 5,500,000 shares will be released to Henan Kaifeng High Pressure Valves instead of the Casting Company.

According to FASB 128, contingent shares should be considered outstanding for basic earnings per share only if the conditions are resolved by the mere passage of time; accordingly, the 5,500,000 shares are excluded in the calculation of the Company’s earnings per share.

As a result of the Company’s issuance of contingent shares to  the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party in the current quarter. As of September 30, 2008 advances on inventory purchases due to the Casting Company amounted to $124,917.

Note 13 – Shareholders' equity

On August 26, 2008, China Valves Technology, Inc. entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors.  Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 16,778,523 shares of the Company’s common stock, representing approximately 29.5% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $30 million, or $1.788 per share.

As a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement, the Company and the Investors also entered into a registration rights agreement (the “ Registration Rights Agreement ”), pursuant to which the Company is obligated to file a registration statement under the Securities Act of 1933 on Form S-1 covering the resale of the Shares and any other shares of common stock issued to the Investors under the Securities Purchase Agreement within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 135th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective, the Investors are entitled to liquidated damages equal to 1.0% of the aggregate contribution of each Investor in any 30-day period up to a maximum of 10% of the aggregate amount of the Purchase Price.

In conjunction with the private placement, the Company entered into separate lock-up agreements (the “Lock-up Agreements”) with each director and officer of the Company, which precluded such individuals from selling or otherwise disposing of any shares held by them for a period commencing from and after the date of the Lock-up Agreement and through and including the one year anniversary of the effective date of a registration statement resulting in all Shares being registered for resale by the Investors.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) will be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement.

Pursuant to the Holdback Escrow Agreement, $1,500,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the Qualified Board;  $1,500,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the Qualified CFO; and $150,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the hiring of the IR Firm and from time to time to cover the Company’s investor relations related expenses.

If the Company fails to satisfy the covenants regarding the Qualified Board and Qualified CFO (each such failure being referred to as a “Holdback Event”), then the Investors are entitled to liquidated damages equal to 1.0% of the aggregate contribution of each Investor on the date of each such Holdback Event (each, a “Holdback Event Date”) and on each monthly anniversary of such Holdback Event Date until the applicable Holdback Event is fulfilled. As of September 30 2008, $1,500,000 has been released from escrow upon satisfaction of the qualified CFO covenant.

Also in connection with the entry into the Securities Purchase Agreement, on August 26, 2008, the Company, entered into a make good escrow agreement (the “ Make Good Escrow Agreement ”) with Bin Li (the “ Pledgor ”), the Investors, Brean Murray, Carret & Co., LLC (“ Brean Murray ”) and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010.  Pursuant to the Make Good Escrow Agreement, the Pledgor will establish an escrow account and deliver to the Escrow Agent certificates evidencing 25,166,064 shares of the Company’s common stock held by the Pledgor (the “Make Good Shares”) along with blank stock powers, to be held for the benefit of the Investors. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the investors or returned to the shareholder, depending on the fulfillment of specified earnings targets.

At closing, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 1,174,498 shares of common stock. The warrants have a strike price equal to $2.146 and a term of five years. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. The warrants are evaluated pursuant to FAS 133 “Accounting for Derivatives” and EITF 07-5“Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China(Renminbi). “All of the shares underlying the warrants are denominated in U.S. dollars. Accordingly, the Company will be required to account for these warrants as derivative instrument liabilities and mark to market their value each period

The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:  volatility 75%; risk free interest rate 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management based on the historical volatility of our common stock, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the expected life of the warrants, the expected dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.  The value of the warrants was based on the Company’s common stock price of
$1.788 on the date the warrants were issued.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)

The warrants are valued at $959,196 on August 26, 2008 and a gain of $22,061 was recorded in the Company’s income statement and at September 30, the derivative liability associated with the placement agent warrants amounted to $937,135.

			Weighted
	Warrants	Warrants	Average Exercise	Average Remaining
	Outstanding	Exercisable	Price	Contractual Life
Balance, Jan 1, 2007	-	-	-	-
Granted	100,000	100,000	3.00	3.00
Forfeited
Exercised
Balance, Dec 31, 2007	100,000	100,000	$3.0000	2.9500
Granted	1,174,497	1,174,497	2.1456	3.0000
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, Sep 30, 2008	1,274,497	1,274,497	$2.2126	2.8700

Note 14 - Share based compensations

The Company issued warrants to purchase 100,000 shares of Common Stock to CCG Investors Relation Partners LLC on December 12, 2007 for one year of service. The value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:  volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The service is valued at $52,895 and the Company expensed $16,394 and $49,180 for the three and nine months ended September 30, 2008, respectively.

Note 15 – Legal proceedings

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

Note 16 – Subsequent Event

On November 4, 2008, the Company entered into a Stock Option Agreement with Ms. Jing Chen. Under the terms of the Stock Option Agreement, the Company agreed to grant a non-qualified stock option to Ms. Chen for the purchase of 100,000 shares of common stock of the Company at an exercise price of $3.50. 33.336% of the options will vest on October 7, 2009. The remaining options will vest in equal quarterly installments in every quarter after October 7, 2009 with December 31, 2009 being the first quarterly vesting date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities Exchange Commission (the “SEC”) since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operation of our active business for the nine month periods ended September 30, 2008 and 2007.

Use of Defined Terms

Except as otherwise indicated by the context, references in this report to

•	“$” are references to the legal currency of the United States.

•	“China” and “PRC” are references to the People’s Republic of China;

•	“China Fluid Equipment” are references to China Fluid Equipment Holdings Limited, a corporation incorporated in Hong Kong;

•
“China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiaries, China Fluid Equipment, Henan Tonghai Fluid, High Pressure Valve and Zhengdie Valve;

•	“China Valve Hong Kong” are references to China Valve Holdings Limited, a corporation incorporated in Hong Kong;

•	“China Valve Samoa” are references to China Valve Holdings Limited, a corporation incorporated in Samoa;

•	“Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd., a corporation incorporated in the PRC;

•	“Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd.;

•	“High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;

•	“HKD” are references to the Hong Kong Dollar;

•	“Hong Kong” means the Hong Kong Special Administrative Region of the PRC;

•	“Operating Subsidiaries” means High Pressure Valve and Zhengdie Valve;

•	“RMB” are references to Renminbi, the legal currency of China; and

•	“Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;

Our Current Corporate Structure

           We are a Nevada holding company for our direct and indirect subsidiaries in China and Hong Kong.  We own directly all of the issued and outstanding capital stock of China Fluid Equipment, our Hong Kong subsidiary.  China Fluid Equipment functions as a holding company that holds all of the equity interests in Henan Tonghai Fluid, our indirect PRC subsidiary.  Henan Tonghai Fluid acts as a PRC holding company for our two Operating Subsidiaries, High Pressure Valve and Zhengdie Valve.

The following chart reflects our organizational structure as of September 30, 2008.
Our History and Our Reorganization

       We were originally incorporated in the State of Nevada on August 1, 1997, under the name Meximed Industries, Inc. In January 1999, we changed our name to Digital Video Display Technology Corporation and in July 2001 to Iconet, Inc.  In the middle of 2003 we again changed our name to Anglotajik Minerals, Inc.  We were considered to be in the exploration stage as our operations principally involved research and exploration, market analysis, and other business planning activities, and no revenue was generated from our business activities.  We suspended our proposed activities in mineral exploration in the Republic of Tajikistan, and changed our name to Intercontinental Resources, Inc in May of 2006.  From that time until December 2007, when we acquired China Valve Samoa, we had no significant operations.

On December 18, 2007 we entered into a Stock Purchase and Share Exchange Agreement, or the Exchange Agreement, with China Valve Samoa, a company incorporated under the laws of Samoa on June 6, 2007, and with China Valve Samoa’s sole shareholder Mr. Siping Fang. Pursuant to the Exchange Agreement, we acquired all of the outstanding capital stock of China Valve Samoa from Mr. Fang for an aggregate of 40,000,000 shares of our common stock, or 99.8% of our outstanding capital stock.  China Valve Samoa also made a cash payment to us in the amount of $490,000.  Pursuant to the Exchange Agreement, on December 18, 2007, we filed with the Secretary of State for the State of Nevada a Certificate of Amendment to our Certificate of Incorporation changing our name to “China Valves Technology, Inc.” to better reflect our business plan.

The acquisition of China Valves Samoa was treated as a reverse acquisition and recapitalization of the Company (the legal acquirer), whereby China Valve Samoa (the legal acquiree) was deemed to be the accounting acquirer and the Company was the accounting acquiree.  Accordingly, the historical financial statements for periods prior to December 18, 2007 are those of China Valve Samoa, including the Operating Subsidiaries, except that the equity section and earnings per share were retroactively restated to reflect the reverse acquisition.

Following our acquisition of China Valves Samoa (and indirectly, the Operating Subsidiaries) and in anticipation of our August 2008 private placement transaction, we developed a group reorganization plan to ensure compliance with PRC merger and acquisition, or M&A, related regulations.  The group reorganization plan involved the unwinding of our acquisition of China Valves Samoa and concurrent re-acquisition of the Operating Subsidiaries through newly established entities owned by Bin Li (a person then unaffiliated with the Company) that were transferred to the Company.

       These M&A regulations were promulgated on August 8, 2006 by six Chinese regulatory agencies (including the PRC Ministry of Commerce, or MOFCOM, and China Securities Regulatory Commission, or CSRC).  The jointly issued M&A regulations, known as Circular 10, were captioned “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” and they became effective on September 8, 2006.  Under Circular 10, an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange.  Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer.  The group reorganization plan was designed in consultation with our PRC legal advisors to allow us accomplish the acquisition of the Operating Subsidiaries without the need to obtain CSRC or MOFCOM approvals.

As part of that group reorganization plan, China Valve Samoa’s wholly owned subsidiary, China Valve Hong Kong, which was incorporated on June 11, 2007, established Henan Tonghai Valve, a wholly-owned subsidiary, in the People’s Republic of China, on September 5, 2007.  Neither China Valve Samoa nor China Valve Hong Kong had any active business operations other than their ownership of Henan Tonghai Valve.  Henan Tonghai Valve acquired 100% of the equity of the Operating Subsidiaries from Mr. Siping Fang, the Chief Executive Officer of the Company, and the other individual owners of those companies.  The acquisition of the Operating Subsidiaries by Henan Tonghai Valve was considered to be a transaction between entities under common control.

Pursuant to the group reorganization plan, on April 1 and 3, 2008, the Company transferred 100% of the equity of the Operating Subsidiaries back to Siping Fang and the other original owners, with the intention that Siping Fang would thereafter transfer the Operating Subsidiaries to a new entity controlled by Bin Li, and that Bin Li would then sell such entity to the Company, thereby allowing the Company to reacquire legal ownership of the Operating Subsidiaries.

On April 10, 2008, Mr. Fang sold 24,300,000 shares of the Company’s common stock beneficially owned by him (the "Shares") and which he had received in the exchange transaction involving China Valves Samoa described above, to Mr. Li for HKD $10,000.  In connection with his acquisition of the shares, Mr. Li issued to Mr. Fang a HKD $10,000 note.  The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008.  The sale represents a change of control of the Company and the Shares acquired by Mr. Li represent approximately 60.75% of the issued and outstanding capital stock of the Company calculated on a fully-diluted basis.  Prior to the acquisition, Mr. Li was not affiliated with the Company.  However following the acquisition, Mr. Li was deemed an affiliate of the Company as a result of his stock ownership interest in the Company.  In connection with Mr. Li’s acquisition of this stock from Mr. Fang, Mr. Fang and Mr. Li entered into an Earn-In Agreement, or the Earn-In Agreement, pursuant to which Mr. Fang obtained the right and option to re-acquire the same shares back from Mr. Li, subject to the satisfaction of four conditions, namely,  (A) Mr. Fang will have the option to re-acquire 12,150,000 of the Shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (B) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (C) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares when Henan Tonghai Valve and its subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles or the GAAP consistently applied for the six-month period ended June 30, 2008; and (D) Mr. Fang will have the option to re-acquire 4,050,000 of the Shares when Henan Tonghai Valve achieves not less than $7,232,500 in pre tax profits, as determined under the GAAP for the fiscal year ended December 31, 2008..  These conditions would be able to be satisfied only if the Company is able to reacquire and operate the Operating Subsidiaries.  The sale of Siping Fang’s common stock and the Earn-In Agreement were disclosed in a Current Report on Form 8-K filed with the Commission on April 16, 2008.

Pursuant to the group reorganization plan, Mr. Li established China Fluid Equipment on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid. On June 30, 2008, Henan Tonghai Fluid acquired the Operating Subsidiaries from Mr. Fang and the other original owners.  The acquisitions were consummated under the laws of the PRC.  The former Hong Kong holding company, China Valve Hong Kong and its subsidiary Henan Tonghai Valve, which no longer held any assets, are in the process of being dissolved.

On July 31, 2008, the Company and Mr. Li completed the reorganization plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HKD$10,000 (approximately $1,281).  As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries.

During this reorganization, the Operating Subsidiaries continued to be under the operating and management control of the Company.  Because of this operating and management control and because the Company continued to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the reorganization.  The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries.

       The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the reorganization arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company.

Recent Developments

On August 26 2008, we consummated a private placement transaction in which we issued and sold to certain accredited investors approximately 16.8 million shares of our common stock, representing approximately 29.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after consummation of the transaction, for an aggregate purchase price of approximately $30 million, or $1.788 per share. The proceeds raised in this financing transaction will be used for working capital purposes.

Overview of Our Business

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

Industry Wide Trends that are Relevant to Our Business

China is currently experiencing growth in urbanization and heavy industrialization.  The Company believes that increased demand for energy and water treatment in urban centers will increase demand for valve products. According to the China Valve Industry Association’s research, sales of valve products in the Chinese domestic market in 2006 reached $5.36 billion, an increase of 32% from the year of 2005, in 2007 reached $7.25 billion, an increase of 35% from the year of 2006 and the Chinese market is expected to increase at an annual rate of more than 30% for the next 5 years.

According to China Valve Industry Association’s research, the valve market is divided into five primary segments: (i) power, (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy, which account for approximately  21%, 12%, 24.5%, 14% and 8% of market share, respectively.  All other valve products account for the remaining 20.5%.

Results of Operations

Third quarter Financial Performance Highlights

The following are some financial highlights for the third quarter of 2008:

•	Sales Revenue: Sales revenue increased $15,095,919, or 238%, to $21,441,850 for the third quarter of 2008 from $6,345,931 for the same period last year.

•	Gross Margin: Gross margin was 40% for the third quarter of 2008, as compared to 43% for the same period in 2007.

•	Net Income: Net income increased approximately $3,211,843, or 225%, to $4,641,328 for the third quarter of 2008, from $,1,429,485 for the same period of last year.

•	Financing: Successfully completed a private placement of 16,778,523 shares of common stock generating gross proceeds of approximately $30,000,000.

•
New product development: We have started to manufacture high quality technology intensive forged steel valves for use in ultra supercritical thermal power generating units, and obtained about $1.7 million in related purchase orders.

•	Fully diluted net income per share: Fully diluted net income per share was $ 0.10 for the third quarter of 2008, as compared to $ 0.04 for the same period last year.

Three Months Ended September 30, 2008 Compared to 2007

	Three Months Ended September 30, (unaudited)
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$21,442	6,346	15,096	237.88%
Cost of revenues	12,885	3,605	9,280	257.42%

Gross profit	8,557	2,741	5,816	212.19%
Gross profit %	40%	43%		3%
Operation expenses:
Research and development costs	74	27	47	174.07%
Sales and marketing expenses	1,308	476	832	174.79%
General and administrative expenses	1,514	639	875	136.93%

Total operating expenses	2,896	1,142	1,754	153.59%

Operating income	5,662	1,599	4,062	254.03%
Finance costs, net	132	19	113	595.47%
Other expenses (income)	(524)	(5)	519	1038.0%
Income taxes	1,544	175	1,369	782.29%

Net income	$4,641	1,429	3,212	224.77%

Sales Revenue
Our sales revenue for the three months ended September 30, 2008 amounted to $21,441,850, which is approximately $15,095,919, or 238% more than that of the same period in 2007, where we had revenue of $6,345,931. Sales volume was 4,142 tonnes for the third quarter of 2008, up 113.7% from 1,938 tonnes for the third quarter of 2007. The increase was primarily attributed to our innovations on high temperature pressure power station gate valves and two-way metal sealing butterfly valves which are popular among our customers and cause the sales volume to increase significantly compared to the sales in the same period last year. During the current quarter, 39% of our revenue increase is due to sales price increase and 61% is due to sales volume. In addition, due to the May 12, 2008 Sichuan earthquake that devastated some of our customers based in Sichuan and affect freight transportation across China, we delayed our second quarter shipments to  the current quarter.

Cost of Goods Sold and Gross profit
Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead expenses, was $12,884,586 for the three month period ended September 30, 2008, an increase of $9,279,874 or 257%, as compared to $ 3,604,712  for the three month period ended September 30, 2007. Cost of sales as a percentage of total revenues were 60% and 57% for the three month periods ended on September 30, 2008 and 2007, respectively, with an increase of approximately 3%.  The increase was a result of higher production costs caused by increased cost of raw materials and significant changes in our product mix.  The purchasing prices for raw materials including casting, steel, weld puddle, disc and rotor increased 20% to 30% in the third quarter of 2008 compared to the same period in 2007.  The price hike for raw materials drove up the cost of goods for this quarter. In addition, the new renovated ball and vent valves accounted for 12% of the total sales for the period ended September 30, 2008. These new generation products required purchase of special materials and contributed additional costs to cost of sales.

Selling expenses
Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, sales tax, freight charges and related compensation, were $1,307,590 for the three month period ended September 30, 2008, as compared to $476,032  for the same period ended September 30, 2007, an increase of $831,558  or approximately 175% due to the high sales performance in the period.

Operating and administrative expenses
Our general and administrative expenses, which consist primarily of related salaries and benefits,, business development, traveling expenses, and legal and professional expenses, were $1,513,622 for the three month period ended September 30, 2008, as compared to $638,371 for the same period ended September 30, 2007, an increase of $875,251 or approximately 137%. The increase was primarily attributed to increased expenses along with the growth of sales, higher expenses for professional services including auditing, consulting and legal services to comply with US laws and regulations, higher expenses for social welfare insurance to comply with the new Chinese social welfare regulations, and higher research and development costs in developing new products.

Income From Operations
Income from operations was $5,661,653 for the three month period ended September 30, 2008, as compared to $1,599,563 for the same period ended September 30, 2007, an increase of $4,062,090 or approximately 254%.  The increase was primarily attributable to increase in sales in the current quarter.

Other income (expenses)
Total other income was $523,943 for the three month period ended September 30, 2008, as compared to $5,276 for the same period ended September 30, 2007. The branding management fee collected from distributors significantly increased compared to the same period of last year due to sales growth.

Income taxes
We incurred income taxes of $1,544,268 for the three month period ended on September 30, 2008.  This is an increase of $1,368,914 or 780.66% from the taxes we incurred in the same 2007 period, which were $175,354.  We incurred more taxes in the three months ended September 30, 2008 mostly because of the higher assessable income in the three month period ended on September 30, 2008 compared to 2007.

Provision for Income Taxes

United States

We are subject to United States tax at a tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in the United States for the reporting period.

PRC
Our operating subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

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

High Pressure Valve was exempt from income tax in 2007 due to Kaifeng city tax incentive for companies to privatize. However, starting 2008 High Pressure Valve is subject to an income tax at an effective rate of 25%.

Zhengdie Valve is subject to an income tax at an effective rate of 25%.

Net Income
We earned net income of $4,641,328 for the three month period ended September 30, 2008.  This is an increase of $3,211,843 or approximately 225% from the same period ended September 30, 2007 which had a net income of $1,429,485.  This increase was primarily attributable to increase of sales.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $49,582 for the three month period ended September 30, 2008 as compared with $329,737 currency translation gain in the same period ended September 30, 2007. In July 21, 2005, China reformed its foreign currency exchange policy, revalued the Renminbi by 2.1 percent and allowed Renminbi to appreciate as much as 0.3 percent per day against the U.S. dollar.  As a result, we implemented different exchange rates in translating Renminbi into U.S. dollar in our financial statements for the three month period ended September 30, 2008, the exchange rates of 6.83RMB to $1.00 were implemented in calculating the total assets/liabilities while for the three month period ended September 30, 2007, the exchange rates of 7.55 RMB to $1.00 were implemented in calculating statement of income.

Nine Months Ended September 30, 2008 Compared to 2007

	Nine months Ended September 30, (unaudited)
	2008	2007	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Revenues	$46,208	$26,017	$20,191	77.61%
Cost of revenues	27,703	15,607	12,096	77.50%

Gross profit	18,505	10,410	8,095	77.76%
Gross profit percentage	40%	40%
Operation expenses:
Research and development costs	173	42	131	311.90%
Sales and marketing expenses	3,171	1,910	1,261	66.02%
General and administrative expenses	4,783	2,392	2,391	99.96%

Total operating expenses	8,127	4,344	3,783	87.09%

Operating income	10,378	6,066	4,312	71.08%
Finance costs, net	424	381	43	11.29%
Other expenses (income)	(519)	(44)	475	1079.55%
Income taxes	2,826	843	1,983	235.23%

Net income	$8,071	$5,179	$2,892	55.84%

Sales Revenue
Our sales revenue for the nine months ended September 30, 2008 amounted to $46,208,006, which is approximately $20,190,768 or 78% more than that of the same period ended on September 30, 2007, where we had revenue of $26,017,238. Sales volume was 11,449 tonnes for the first nine months of 2008, up 61.5% from 7,088 tonnes in the first nine month of 2007. Sales revenues from the leading products were 70% of the total sales with a profit margin of 43%; sales revenues from newly developed high-end products were $3.94 million, with a profit margin of 43%; sales revenues from exported products were $2.02 million, with a profit margin of 40%; sales revenues from other products were $7.60 million, with a profit margin of 32%. The increase of sales revenue was attributed to larger market share, more direct sales centers and distribution channels to serve more industries, increased sales of high value-added products and introduction of new high-end products. In addition, due to the May 12, 2008 Sichuan earthquake that devastated some of our customers based in Sichuan and affected freight transportation across China, we delayed our second quarter shipments to the current quarter.

Cost of Goods Sold
Cost of goods sold was $ 27,702,722 for the nine month period ended September 30, 2008, an increase of $12,095,606 or 77.50%, as compared to $15,607,116 for the nine month period ended September 30, 2007. Our costs of goods sold increased primarily as a result of the increase in sales, however, we did achieve some economies of scale and therefore our costs of good sold did not increase as much as our revenues period to period. Cost of sales as a percentage of total revenues were 59.95% and 59.98% for the nine month periods ended on September 30, 2008 and 2007, respectively, a decrease of approximately 0.03%. Although the cost of sales as a percentage of sales revenue went up for the three-month period ended September 30, 2008, we have taken efforts to control the overall costs and keep the percentage steady for the nine-month period ended September 30, 2008 by upgrading our technology, improving our products and improving production efficiency.

Selling expenses
Selling expenses were $3,170,950 for the nine month period ended September 30, 2008, as compared to $1,910,029 for the same period ended September 30, 2007, an increase of $1,260,921or approximately 66.02%.  The increase was in line with the increase in sales. The business commission increased 52% which was also in line with the sales revenue.

Operating and administrative expenses
Our general and administrative expenses were $4,783,324 for the nine month period ended September 30, 2008, as compared to $2,391,540 for the same period ended September 30, 2007, an increase of $2,391,784 or approximately 100.01%.  The increase was primarily attributable to the following to factors: the expenses on labor insurance increase 140% because we paid one-time social insurance fees for the employees who retired in the beginning of  2008; auditing and legal fees related to annual and quarterly filings; traveling expense due to increase in financing activities; research and development fee related to new product development activities.

Income from Operations
Income from operations was $10,377,905 for the nine month period ended September 30, 2008, as compared to $6,066,293 for the same period ended September 30, 2007, an increase of $4,311,612 or approximately 71.07%. The increase was primarily attributable to increase in sales and gross margin.

Other income (expenses)
Total other income was $519,333 for the nine month period ended September 30, 2008, as compared to $43,799 for the same period ended September 30, 2007.  The financial expenses for the nine month period ended on September 30, 2008 and 2007 were $0.42 million and $0.49 million, respectively.

Income taxes
We incurred income taxes of $2,825,542 for the nine month period ended on September 30, 2008.  This is an increase of $1,982,130 or 235.01% from the taxes we incurred in the same 2007 period, which were $843,412.  We incurred more taxes in the nine months ended September 30, 2008 mostly because of the higher assessable income in the nine month period ended on September 30, 2008 compared to 2007. In addition, our subsidiary, High Pressure Valve no longer enjoys tax exemption as it did in 2007. It is currently subject to regular tax rate of 25%.

Net Income
We earned net income of $8,071,696 for the nine month period ended September 30, 2008.  This is an increase of $2,892,614 or approximately 56% from the same period ended September 30, 2007 which had a net income of $5,179,082.  This increase was primarily attributable to the increase of sales revenue. Due to increased labor insurance costs, professional expense and provision for income taxes, net income did not increase as much as the increase in total sales revenue.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $2,376,660 for the nine month period ended September 30, 2008 as compared with $778,050 currency translation gain in the same period ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $27,859,871.  The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	143	6,909
Net cash used in investing activities	(4,919)	(3,776)
Net cash provided/(used in) by financing activities	29,587	(6,723)
Effect of exchange rate changes on cash and cash equivalents	276	34
Net increase (decrease) in cash and cash equivalent	25,087	(3,556)
Cash and cash equivalents at the beginning of period	2,773	5,591
Cash and cash equivalents at the end of period	27,860	2,035

Cash has historically been generated from operations as well as short-term loans from various sources and equity financing, which have provided sufficient liquidity to support our working capital requirements, planned capital expenditures, completion of current and future reorganization and acquisition-related programs, and debt obligations.

Operating Activities

Net cash provided by operating activities was $142,630 in the nine months ended September 30, 2008, compared to net cash provided by operating activities of $6,909,115 in the same period in fiscal year 2007. The decrease of $6,766,483 in operating activities was primarily attributable to decrease in other payables due to third parties and related parties, and customer deposits and increases in income taxes paid for the nine months ended September 30, 2008.

Investing Activities

Net cash used in investing activities increased from $3,775,757 in the nine months ended September 30, 2007, to $4,919,180 in the same period in fiscal year 2008.  The net cash used in investing activities during the period ended September 30, 2008, was primarily used for purchase of additional machinery and spending on construction related costs. The Company has just started on a construction project to build a new manufacturing facility, which is expected to be completed by early 2009.

Financing Activities

Net cash provided by financing activities was $29,587,180  in the nine months ended  September 30, 2008, compared to net cash used in finance activities of $6,723,896 in the same period in fiscal year 2007. The increase in net cash is attributable to the receipt of $27,416,363 through the issuance of stock in a private placement completed in August 2008.

On August 26, 2008, we completed a private placement of our common shares to certain accredited investors for 29,900,001 in gross proceeds, resulting in $27,416,363 in net proceeds after payment of $2,483,638 in offering expenses. Of the 27,416,363 net proceeds, 1,628,130 is still held in escrow as of September 30, 2008 pending satisfaction of the qualification of board members covenant. The Company expects to use most of the proceeds from its recent private placement to acquire other companies.

Capital Expenditures

The capital expenditures in the nine months ended September 30, 2008 and 2007 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended September 30,
	2008	2007
	(in thousands)
Construction costs	$1,443	$499
Purchase of equipment	$1,800	$2,998
Advance on equipment & construction fee	$1,486	$278
Total capital expenditures	$4,739	$3,775

We estimate that our total capital expenditures in fiscal year 2008 will reach approximately $10.0 million, primarily to construct a new plant in Kaifeng to increase our production capacity. The expenditures will also be used for equipment purchases, such as those for ultra-supercritical thermal power projects.

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

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2008:

	Payment Due by Period
	Total		Less than 1 Year		1-3 Years		3-5 Years		More than 5 Years
	(in thousands)
Short-term loans	7,939		7,939		[-	]	[-	]	[-	]
Bills payable	[-	]	[-	]	[-	]	[-	]	[-	]
Long-term bank loans	[-	]	[-	]	[;	]	[-	]	[-	]
Minimum Lease payments	1,714		656		976		82		[-	]
Capital commitments	[-	]	[-	]	[-	]	[-	]	[-	]
Future interest payment on short-term bank loans	319		319		[-	]	[-	]	[-	]
Future interest payment on long-term bank loans	[-	]	[-	]	[-	]	[-	]	[-	]

Total	9,972		8,914		976		82		[-	]

Make Good Escrow Agreement

In connection with the entry into the Securities Purchase Agreement, on August 26, 2008, we entered into a make good escrow agreement with Bin Li, the investors, the placement agent and the escrow agent, pursuant to which Mr. Li agreed to certain “make good” provisions if the Company does not meet specified income and/or EPS thresholds for fiscal years 2008, 2009 and/or 2010.  Pursuant to the make good escrow agreement, Mr. Li established an escrow account and delivered to the Escrow Agent certificates evidencing 25,166,064 shares of the Company’s common stock held by him along with blank stock powers, to be held for the benefit of the investors.

Mr. Li agreed that (i) if the after tax net income, or ATNI, for the Company’s 2008 fiscal year is less than $10,500,000; or (ii) if the Company’s earnings per share (calculated by dividing the Company’s ATNI by the weighted average number of shares of common stock of the Company outstanding during the calculation period, calculated on a fully diluted basis) for the Company’s 2009 fiscal year is less than $.369 per share or the ATNI for the Company’s 2009 fiscal year is less than $23,000,000; or (iii) if the Company’s earnings per share for the Company’s 2010 fiscal year is less than $.497 per share or the ANTI for the Company’s 2010 fiscal year is less than $31,000,000, then, in each case, Mr. Li must transfer to the investors, on a pro rata basis, one-third of the make good shares within 10 business days after the Company’s annual report on Form 10-K is filed for the respective fiscal year.

In such event, Mr. Li’s obligation to transfer the make good shares continues to apply to each of the investors, even if an investor has transferred or sold all or any portion of its securities, and each of the investors shall have the right to assign its rights to receive a pro rata portion of the make good shares in conjunction with negotiated sales or transfers of any of its securities.

If the ATNI for the Company’s 2008 fiscal year is no less than $10,500,000 (after the exclusion of certain items from the calculation), then one-third of the make good shares will be released to Mr. Li.  If the earnings per share is no less than $.369 per share or the ATNI is no less than $23,000,000 for the Company’s 2009 fiscal year (after the exclusion of certain items from the calculation), then an additional one-third of the make good shares will be released to Mr. Li.  If the earnings per share is no less than $.497 per share or the ATNI is no less than $31,000,000 for the Company’s 2010 fiscal year (after the exclusion of certain items from the calculation), then the remaining one-third of the make good shares will be released to Mr. Li.

The parties also agreed that for purposes of determining the ATNI under the make good agreement, the release of the make good shares to the investors or Mr. Li as a result of the operation of the make good escrow agreement will not be deemed to be an expense, charge, or other deduction from revenues even though GAAP may require contrary treatment.  The make good escrow agreement will terminate upon the distribution of all the make good shares.

Holdback Escrow Agreement

On August 26, 2008, the Company also entered into a holdback escrow agreement with the investors and Escrow, LLC, as escrow agent, pursuant to which the Company deposited $3,150,000 of the Purchase Price, or the Holdback Amount, with the escrow agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement.

Pursuant to the holdback escrow agreement, $1,500,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant relating to the hiring of a qualified board of directors;  $1,500,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the hiring of a qualified CFO; and $150,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the hiring of the IR Firm and from time to time to cover the Company’s investor relations related expenses.

If the Company fails to satisfy the covenants regarding the qualified board and qualified CFO, then the investors are entitled to liquidated damages equal to 1.0% of the aggregate contribution of each investor on the date of each such failure and on each monthly anniversary of such failure until the applicable failure is cured.

Real Estate Share Escrow Agreement

Also in connection with the private placement, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company, or the Casting Company, Mr. Bin Fang, the placement agent, and Escrow, LLC, pursuant to which we agreed to issue to Mr. Fang, or his designee, 5,500,000 shares of the Company’s common stock in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the real estate to us under the agreement.  The Casting Company is the process of taking necessary actions to transfer the real estate to us.

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

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the US dollar. The functional currency of its Chinese operating entities Henan Kaifeng Pressure Valve Co., Ltd. and Zhengzhou City Zhengdie Valve Co., Ltd is Renminbi (RMB).

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $5,550,405 and $3,173,745 as of September 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 and December 31, 2007 were translated at 6.83 RMB and 7.29 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the nine months ended September 30, 2008 and 2007 were 6.97 RMB and 7.65 RMB to $1.00, respectively, and for the three months ended September 30, 2008 and 2007, the average translation rates were 6.83 RMB and 7.55 RMB to $1.00, respectively.

Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2008 and 2007.

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

Warranties

Generally, the Company’s products are not covered by specific warranty terms.  However, it is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  Historically, failure of product parts due to materials or workmanship is rare. Therefore, at September 30, 2008 and December 31, 2007, the Company made no provision for warranty claims for our products.  Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation when the estimated amount become material at the time revenue is recorded.

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

Certain financial instruments, which subject the Company to concentration of credit risk. The Company maintains balances at financial institutions which, from time to time, may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong and FDIC insured limits of $250,000 for banks located in United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 31, 2008 and December 31, 2007, the Company had deposits totaling $28,899,946 and $2,814,118 that are not covered by insurance, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 55% and 60% of the Company’s total purchases for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, five major suppliers represented approximately 40% and 50%, respectively of the Company’s total purchases.

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

We analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Under EITF 00-19, the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The Company’s warrant liability is carried at fair value totaling $991,016 as of September 30, 2008.

We invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. Long term investments amounted to $762,430 and $714,485 as of September 30, 2008 and December 31, 2007, respectively.  There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No.157.

Stock based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available.

The Company adopted EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company issued a warrant to purchase 100,000 shares of Common Stock to CCG Investors Relation Partners LLC on December 12, 2007.and On August 26, 2008, the Company issued to Brean Murray, Carret & Co., LLC and Rosewood Securities, LLC warrants to purchase an aggregate of 1,174,497 shares of the Common Stock. All of the shares underlying the warrants are denominated in U.S. dollars. Accordingly, the Company is required to account for these warrants as derivative instrument liabilities and mark to market their value each period.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). We issued a warrant to purchase 100,000 shares of our Common Stock to CCG Investors Relation Partners LLC on December 12, 2007.  On August 26, 2008, we issued to Brean Murray, Carret & Co., LLC and Rosewood Securities, LLC warrants to purchase an aggregate of 1,174,497 shares of the Common Stock. All of the shares underlying the warrants are being registered by this prospectus and are denominated in U.S. dollars. Accordingly, the Company will be required to account for these warrants as derivative instrument liabilities and mark to market their value each period.

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

In October 2008, the FASB issued FSP. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact that adopting FAS 157-3 will have on its financial statements

Off-Balance Sheet Transactions

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, our management identified significant deficiencies related to the following:

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

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2007 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in the third quarter of 2008, we continued to implement these remedial procedures.

1. Hire, as needed,  additional accounting and operations personnel and outside contractors with technical accounting expertise and  reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions. In August 2008, we engaged Kingery  & Crouse P.A. to be our financial advisor. On October 7, 2008, we hired Ms. Jing Chen as our new CFO who worked with three US public companies as CFO or Director of Finance and holds CPA Australia Membership. We believe Kingery  & Crouse P.A. and Ms. Chen will significantly improve our ability to fulfill the requirements of U.S. GAAP-based reporting.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2008, there have been no changes in the Company's internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 26, 2008, we completed a private placement of our common shares to certain accredited investors for $30 million in gross proceeds, resulting in $27.4 million in net proceeds after payment of $2.6 million in offering expenses.

Brean Murray, Carret & Co., LLC and Rosewood Securities, LLC acted as the Company’s placement agents in connection with the offering of the shares in the private placement.  As compensation for their services, the placement agents received a cash fee equal to an aggregate of $2,099,999.96, representing 7% of the gross proceeds received from the sale of the securities. The placement agents also received warrants to purchase an aggregate of 1,174,497 shares of common stock of the Company, representing 7% of the shares. The warrants have a term of three years and are exercisable immediately on issuance and have an exercise price of $2.1456.

The shares and the warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of  1933, as amended for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder. The investors and each placement agent agreed, pursuant to the terms and conditions of the Securities Purchase Agreement and warrants, as applicable, that (a) they had access to all of the Company’s information pertaining to the investment and were provided with the opportunity to ask questions and receive answers regarding the offering, (b) they acquired the shares or the warrants, as applicable, for their own account for investment and not for the account of any other person and not with a view to or for any distribution within the meaning of the Securities Act and (c) they will not sell or otherwise transfer the shares or the warrants, as applicable, unless in compliance with state and federal securities laws. Each of the investors and each placement agent represented, pursuant to the terms and conditions of the Securities Purchase Agreement or the warrants, that they are accredited investors as defined in Rule 501(a) under the Securities Act and that there was no general solicitation or advertising in connection with the offer and sale of the Shares or the Warrants.

On August 28, 2006, in connection with the private placement, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, the placement agent, and Escrow, LLC, pursuant to which we issue to Mr. Fang, in escrow, 5,500,000 shares of the Company’s common stock in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the real estate to us under the agreement.

The issuance of these shares to Mr. Fang was made in reliance upon exemptions from the registration requirements pursuant to Regulation S promulgated under the Securities Act, based upon the following factors: (a) the subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) the subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the United States) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the subscriber made his subscription from the subscriber's residence or offices at an address outside of the United States and (d) the subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in us.

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

DATED: November 14, 2008

CHINA VALVES TECHNOLOGY, INC.

/s/ Jing Chen
Jing Chen
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