Form 10-K/A
period 2007-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2009-01-16
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

CHINA VALVES TECHNOLOGY, INC.
January 15, 2009	By:/s/ Siping Fang
(Date Signed)	Siping Fang, President

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

Signature	Capacity	Date

/s/ Siping Fang Siping Fang	President, Director and Chief Executive Officer (Principal Executive Officer)	January 15, 2009

/s/ Jing Chen Jing Chen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	January 15, 2009

Exhibit Index

Exhibit No.	Description
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