Form 10-Q/A
period 2008-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2009-01-16
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q/A
(Amendment No. 1)
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

Date: January 15, 2009	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Siping Fang
Siping Fang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jing Chen
Jing Chen , Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)