Form 10-K
period 2008-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2009-03-19
CIK 1080360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2008, were $65.9 million.

As of June 30, 2008, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $3.50 of such shares on such date as reported on the Over-the-Counter Bulletin Board) was approximately $55.32 million. Shares of the issuer’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 62,385,103 shares of common stock outstanding as of March 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Table of Content

CHINA VALVES TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2008

Table of Content

INTRODUCTORY NOTE

Use of Terms

In this report, unless indicated otherwise, references to

•
“China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiaries, China Fluid Equipment Holdings Limited and Henan Tonghai Fluid Equipment Co., Ltd.;

•	“China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa;
•	“China Valve Hong Kong” are references to “China Valve Holdings Limited” incorporated in Hong Kong;
•	“China Fluid Equipment” are references to “China Fluid Equipment Holdings Limited” incorporated in Hong Kong;
•	“Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd.;
•	“Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd.;
•	“Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;
•	“High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;
•	“Operating Subsidiaries” are references to Zhengdie Valve and High Pressure Valve;
•	“The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company
•	“China ” and “PRC” are references to the People’s Republic of China;
•	“RMB” are references to Renminbi, the legal currency of China;
•	“HKD” are references to the Hong Kong Dollar;
•	“$” are references to the legal currency of the United States.

Forward-Looking Statements

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Table of Content

PART I

Item 1.  Business

Overview

China Valves Technology, Inc. is a Nevada holding company which conducts its operations through China-based operating subsidiaries.  We are primarily engaged in the business of developing, manufacturing and selling high-quality metal valves.  We manufacture and sell over 700 models of low, medium and high-pressure valves according to differing standards and specifications, in a variety of diameters ranging from 3mm to 1,300mm and with pressure caps that range from 150lbs to 4,500lbs.  Our mix of valve products can be used in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius.  We sell our products to customers in the electricity, petroleum, chemical, water, gas and metal industries throughout China.

Our sales revenue and net income (loss) were $65,947,615 and $(4,236,845), respectively, during the year ended December 31, 2008, and $37,036,282 and $7,142,592, respectively, during the same period in 2007.  Our net loss for the year ended December 31, 2008 includes a non-cash charge for stock compensation expense of $14,998,974.

Our operations are headquartered in Kaifeng, Henan Province, PRC.  Our two Chinese operating subsidiaries are Zhengdie Valve and High Pressure Valve.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

Our Corporate History

We were originally incorporated on August 1, 1997 in the State of Nevada.  Our name has changed several times over the years and on December 18, 2007, we amended our articles of incorporation to change our name to China Valves Technology, Inc.  We had no active business operations from 2001 until December 18, 2007, when we completed a share exchange transaction with China Valve Samoa, a company incorporated under the laws of Samoa, and its sole shareholder Mr. Siping Fang.

Table of Content

At the time of the share exchange transaction, China Valve Samoa was the holding company which indirectly owned both of our Operating Subsidiaries. Shortly after the share exchange transaction, several of our major stockholders and several of our subsidiaries undertook a series of transactions in which the overall corporate organization and ownership of our Operating Subsidiaries and their parent holding companies was restructured as set forth in the chart above.  The restructuring was effectuated in order to facilitate an equity financing of our company and was required to be implemented as a result of applicable Chinese law.  Additional information about the restructuring can be found in the section entitled “Our Corporate Restructuring” which follows below.

In the share exchange transaction, we acquired all of the outstanding capital stock of China Valve Samoa from its sole shareholder in exchange for 40,000,000 shares, or 99.8%, of our common stock and a cash payment by China Valve Samoa of $490,000.

Our acquisition of China Valves Samoa was accounted for as a reverse acquisition and recapitalization of our Company in which China Valve Samoa was deemed to be the accounting acquirer.   Accordingly, the historical financial statements for periods prior to December 18, 2007 are the financial statements of China Valve Samoa, including Zhengdie Valve and High Pressure Valve, except that the equity section and earnings per share data have been retroactively adjusted to reflect the reverse acquisition.

Organization of China Valve Samoa

As part of the original acquisition of Zhengdie Valve and High Pressure Valve (the Operating Subsidiaries), China Valve Samoa’s wholly owned subsidiary, China Valve Hong Kong, which was incorporated on June 11, 2007, established Henan Tonghai Valve, a wholly-owned subsidiary, in the People’s Republic of China, on September 5, 2007.  Neither China Valve Samoa nor China Valve Hong Kong had any active business operations other than their ownership of Henan Tonghai Valve.  Henan Tonghai Valve acquired 100% of the equity of the Operating Subsidiaries from Mr. Siping Fang, the Chief Executive Officer of the Company, and the other individual owners of those companies.  The owners of the Operating Subsidiaries and of China Valve Samoa, and their respective interests, before and after this reorganization were as follows:

Before re-organization:	High Pressure Valve	Zhengdie Valve

Siping Fang	67%	84%
Xiuying Wei	33%
Binjie Fang		16%
	100%	100%

After re-organization:	China Valve Samoa

Siping Fang	100%
Xiuying Wei	-
Binjie Fang	-
	100%

Ms. Xiuying Wei is the spouse of Mr. Siping Fang and Mr. Binjie Fang is the son of Mr. Siping Fang.  As part of the re-organization, the parties agreed that ownership of China Valves Samoa would be held by Mr. Siping Fang.  Mr. Siping Fang controlled the operating subsidiaries both before and after the re-organization.  The family members are considered to be part of the same control group and the transfer of the interests of Mr. Siping Fang’s spouse and son was a matter of convenience, for which no consideration was exchanged.  Accordingly, the acquisition of the Operating Subsidiaries by Henan Tonghai Valve was considered to be a transaction between entities under common control.

Our Corporate Restructuring

Following our acquisition of China Valves Samoa (and indirectly, the Operating Subsidiaries) and in anticipation of our August 2008 private placement transaction, we developed a group reorganization plan to ensure that the manner in which we acquired our Operating Subsidiaries complied with PRC merger and acquisition (“M&A”) related regulations.  The group reorganization plan involved modifying our acquisition of our Operating Subsidiaries previously acquired as a result of our acquisition of China Valves Samoa and the concurrent re-acquisition of the Operating Subsidiaries through newly established entities incorporated by Bin Li (a Canadian citizen then unaffiliated with the Company, but who is the cousin of our Chairman Siping Fang) which entities were then transferred to the Company.

Table of Content

These M&A regulations were promulgated on August 8, 2006 by six Chinese regulatory agencies (including the PRC Ministry of Commerce (“MOFCOM”) and the China Securities Regulatory Commission (“CSRC”).  The jointly issued M&A regulations, known as Circular 10, were captioned “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” and they became effective on September 8, 2006.  Under Circular 10, an offshore special purpose vehicle (“SPV”) formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange.  Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer.  The group reorganization plan described below was designed in consultation with our PRC legal advisors to ensure that the acquisition of the Operating Subsidiaries was completed in a manner that did not need us to obtain CSRC or MOFCOM approvals.

Pursuant to a group reorganization plan, on April 1 and 3, 2008, the Company transferred 100% of the equity of the Operating Subsidiaries back to Mr. Fang and the other original owners, with the intention that Mr. Fang would thereafter transfer the Operating Subsidiaries to a new entity incorporated by Mr. Bin Li, and that Mr. Li would then sell such entity to the Company for nominal consideration, thereby allowing the Company to reacquire legal ownership of the Operating Subsidiaries, in a manner that did not need us to obtain CSRC or MOFCOM approvals.

On April 10, 2008, Mr. Fang sold 24,300,000 shares of the Company’s common stock beneficially owned by him (the "Shares") and which he had received in the exchange transaction involving China Valves Samoa described above, to Mr. Li for HKD $10,000.  In connection with his acquisition of the shares, Mr. Li issued to Mr. Fang a HKD $10,000 note.  The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008.  The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis.  Prior to the transaction, Mr. Li was not affiliated with the Company.  Following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company.  In connection with Mr. Li’s acquisition of the Shares from Mr. Fang, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”), pursuant to which Mr. Fang obtained the right and option to re-acquire the Shares from Mr. Li, subject to the satisfaction of four conditions, as follows,  (A) 12,150,000 of the Shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (B) 4,050,000 of the Shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (C) 4,050,000 of the Shares when Henan Tonghai Valve and its subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for the six-month period ended June 30, 2008; and (D) 4,050,000 of the Shares when Henan Tonghai Valve achieves not less than $7,232,500 in pre tax profits, as determined under GAAP for the fiscal year ended December 31, 2008.  These conditions would be able to be satisfied only if the Company reacquired and operates the Operating Subsidiaries.   The purpose of the Earn-In Agreement is to ensure that the manner in which Mr. Fang obtains his ownership interest in the Company complies with PRC regulations.  At the time of the Agreement, it was fully expected that the conditions under which the shares would be returned to Mr. Fang would be able to be met.  At the time of this Annual Report, conditions (C) and (D) have been satisfied.  Although there is no assurance that condition (B) can be met, the Company has previously filed the required registration statement and five subsequent amendments and has responded to comments from the Staff of the Securities and Exchange Commission.  The Company will file a further amendment to the registration statement to include the audited consolidated financial statements for the year ended December 31, 2008 and, subject to further comments from the SEC Staff, anticipates that the registration statement will become effective shortly thereafter.  When all the conditions have been satisfied, Mr. Fang will be able to regain ownership of all the shares in the Company that he originally acquired when he transferred to the Company his interest in the Operating Subsidiaries, subject to their release from the Escrow Agreement described below.  The Earn-In Agreement will simply enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the reorganization arrangements and, accordingly, the Company does not believe his re-acquisition of those shares from Mr. Li represents compensation cost to the Company, as the Company had previously issued those shares to him in exchange for his interest in the Operating Subsidiaries.

Table of Content

In connection with the Company’s private placement on August 26, 2008, the Company entered into a make good escrow agreement, under which the 25,166,064 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 24,300,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang as described above and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the investors or returned to Bin Li, depending on the fulfilment of specified earnings targets. The specified earnings target for calendar 2008 is net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the 24,300,000 shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned (up to a total of 24,300,000 shares). For the year ended December 31, 2008, the earnings target for 2008 of net income of $10,500,000 (before any charges related to the release of any shares from escrow) was met. Accordingly, the Company has recorded a non-cash charge to compensation cost of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 8,388,688 shares.

Pursuant to the group reorganization plan, Mr. Li established China Fluid Equipment on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid. On June 30, 2008, Henan Tonghai Fluid acquired the Operating Subsidiaries from Mr. Fang and the other original owners.  The acquisitions were consummated under the laws of the PRC.  The former Hong Kong holding company, China Valve Hong Kong and its subsidiary Henan Tonghai Valve, which no longer held any assets, are dissolved.

On July 31, 2008, the Company and Mr. Li completed the reorganization plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HKD$10,000 (approximately $1,281).  As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries.

As part of these reorganization transactions, no significant amounts were paid to or received from Mr. Fang or Mr. Li. Mr. Li was not at risk during these transactions and no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this reorganization, Mr. Fang continued to serve as Chairman and Chief Executive of the Company and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the reorganization plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the reorganization.

On December 30, 2008, we established Tai Zhou Tai De Valve Co.,Ltd, a new Chinese subsidiary of China Fluid Equipment and a wholly-owned foreign enterprise. Taizhou Taide does not have any active operations.

Our Industry

The valve industry in China is large and growing as a result of growth in urbanization and heavy industrialization throughout all of China.   Our industry is usually categorized into the following five major segments depending on the end user of the particular valve products: (i) oil; (ii) power; (iii) water supply; (iv) petrochemical; and (v) metallurgy. The oil segment and the power segment rank as the largest segments accounting for 25% and 21%, respectively, followed by the water supply, petrochemical and metallurgy segments with 14%, 12%, and 8% market share, respectively. Miscellaneous and varied end users of valve products account for the remaining 20% market share.

Table of Content

Sales of valve products in the Chinese domestic market reached $7.08 billion in 2007, an increase of 32% from the previous year, and the Chinese market is expected to increase at an annual rate of more than 30% for the next 5 years according to the China Valve Industry Association’s research.  We believe that total demand for valves will reach $12 billion by 2010 and will be driven primarily by the energy and water treatment segments with operations and projects in urban centers.  The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard.  We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our company, especially as China’s valve market keeps growing and developing. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

As a supplier to customers in a variety of industries, our performance is largely dependent upon the overall economic conditions and the growth and performance of industries and companies operating in those industries which purchase our valve products.  The following provides a brief overview of the historical and projected performance and growth of the three largest industries in which our customers operate.

Our Involvement in the Power Industry

Thermal power

The power industry has experienced rapid growth in recent years in the PRC, aided particularly by economic reforms by the Chinese government and the opening of the Chinese market to the outside world. In 2006, total power generating installed capacity achieved 600 million KW and generated electricity volume of 284 million KWh, both of which were the highest in the world.  Although overall installed capacity is relatively sufficient, the thermal power industry is operating in a suboptimal manner.  Less efficient, small thermal power generating units account for approximately 70% of total production capacity as compared to above-300 KW units which account for only 30% of total output.  Compared with technology used in developed countries, technology used in the PRC is far behind, equipment is outdated and the majority of thermal power units utilize a sub-critical pressure design, not the more efficient super-critical pressure units. These sub-critical pressure units create an additional layer of complexity because they have high coal consumption, low efficiency and high pollution output, which lead to environmental and energy-saving problems.

One of the major initiatives of the thermal power industry has been to improve and optimize thermal power units, in which our valves serve as important components.  These high-temperature, high-pressure and high-parameter thermal power generating units have high-thermal efficiency, good economic results and low pollution, which is good for environmental protection and energy saving.  600 MW thermal power generating units have had the lowest demand in China and there has been a trend toward 1,000 MW supercritical pressure units and these units are expected to become more prevalent in the future.  Currently in China, there are sixteen projects that are under construction or are scheduled to commence operation in the near future.  These include facilities at Zhejing Ninghai, Waigaoqiao, Wuhu, Pingdingshan and Shanxi Zhangze, with a total capacity of 34 million KW from 34 units. High Pressure Valve is the sole company that would have the capacity to manufacture valves used for ultra-critical thermal power generating units.  We expect to have an extensive market share in the super-critical pressure unit market.

Nuclear power

There are about 500 nuclear power generating units in the world, 11 of which have been built in China with total installed capacity of 8.7 million KW.  Presently, six nuclear power generating units having a capacity of over a million KW are planned to be built at the Sanmen nuclear power station and four nuclear power generating units are planned at the Tianwan nuclear power station. Based on the Chinese state energy plan, by 2020 approximately 20 nuclear power generating units are proposed to be established in Lingdong, Shenzhen, Yangjiang, Taishan, Peiling, Chongqing and Dalian, with an aggregate capacity of 40 million KW, or 4%-5% of total installed capacity.

Table of Content

Demand for valves used in the nuclear power industry is higher than demand in the thermal power industry for power stations having similar capacity.  A nuclear power station with two sets of one million KW nuclear power generating units typically requires approximately 30,000 units of valves. Based on an increase of 2.5 million KW of nuclear power generating units per year, we estimate that the average annual demand for valves used in the nuclear power industry will reach 38,000 units.  According to target power generation increases set forth in the eleventh five-year plan of the Chinese government (2006-2010), we believe the demand for valves in the nuclear power industry will reach RMB 3 billion by 2010, with an average annual amount of RMB 0.6 billion from 2006 to 2010.  In addition, we believe that the market for repairs of valves is approximately RMB 150 million per year.  We expect that our company will be well positioned to capitalize on the growth of the nuclear power industry.

Our Involvement in the Petrochemical and Oil Industries

During the period of the eleventh five-year plan (2006-2010), the focus of the large-scale ethane and fertilizer industry is on developing 80-100 mil-mt/year sizable projects, including build-out and transformation of existing 40-45 mil-mt/year equipment and building new large-scale ethane equipment. During this period, the large-scale ethane equipment of 40-45 mil-mt/year in Daqing, Jilin and Maoming will be transformed into equipment of 80 mil-mt/year. Additionally, large-scale ethane equipment projects of 80 mil-mt/year in Tianjin and 100 mil-mt/year in Zhenhai are expected to be implemented.  It is anticipated that several sets of new large-scale 80 mil-mt/year ethane equipment projects will be built by joint investment and joint venture.  We believe that the market for large-scale ethane key equipments, such as special valves and high-temperature valves for ethane fission gas, which are currently still imported into the PRC, will increase within the PRC.  It is anticipated that prior to 2010, the newly established large-scale gas pipeline would reach a capacity of above 20,000 km and the demand for large caliber high-pressure gas pipeline ball valves will be approximately 20,000 units. The segment of the Sino-Russian oil pipeline that is located in China requires 300 units of electromotion DN caliber pipeline valves.  During the eleventh five-year plan period, crude high-pressure oil pipelines of 5,000 km are planned to be built, which we believe will require approximately 3,000 units of high-pressure DN caliber pipeline valves. Additionally, the PRC is expected to develop the LNG station, which should generate large demand for various types of low-temperature valves. The majority of high-standard special valves involved in large-scale gas projects are from imports. It is necessary for us to strengthen research and development of high-temperature, high-pressure and grind-resistant valves in order to meet demands for development of the coal liquification industry.

Our Involvement in the Water Industry

American Watts Water Technologies Group, a leading manufacturer of equipment for water treatment internationally, anticipates that the total annual demand for valves in China to be used in the water supply industry will be RMB 10 billion.  We believe that the budgeted amount for valves for the 70 km segment of the north-south water transfer project in Beijing from suburban Beijing to downtown Beijing alone is more than RMB10 million.  In addition, this hydroelectric power supply project will create both near term and long term demand for valve products. Major infrastructure projects between western and eastern regions of China, the transformation of the old industry base, construction of downtown pipe networks in major cities, residential buildings, and wastewater treatment and water conservancy should also generate tremendous demand for valves.

Our Competitive Strengths

•
Broad range of products and leading brands. We believe that we have the most comprehensive range of valve products in our industry and enjoy leading market positions based on the estimated market share of our key products, broad brand recognition and a strong reputation for quality and service within the markets we serve.

•
Low-cost and high quality manufacturing capabilities. We have daily production capacity for 23 tons of high quality valves and 15 tons of high pressure and high temperature valves. We believe our historical capital investment in manufacturing technologies helps us reduce the costs of producing our products. We focus on manufacturing and selling high quality valves at competitive prices. We believe we have a price advantage over most of our competitors.

Table of Content

•
Highly experienced and incentivized research and development team. We have a R&D department composed of 114 engineers with many years of experience. We are committed to developing new products and we have in recent months generally launched a new model every two months.

•
Highly experienced, proven management team. We are led by an experienced management team with a long and successful track record, enabling us to recognize and capitalize upon attractive opportunities in our key markets. Our 15 most senior members of the management team have an average of over 18 years of experience in the valve industry and have substantial experience in acquisition and integration of businesses, cost management rationalization and efficient manufacturing processes. The management team is led by Siping Fang, our Chairman, President and Chief Executive Officer, who has over 20 years of experience in the valve industry.

Our Strategy

Our objective is to increase profitability, cash flow and revenue while developing and enhancing our position as the leading valve manufacturer in China.  Our strategy for achieving these objectives includes the following key elements:

Pursue Strategic Acquisitions.  China’s valve market is very fragmented.  According to the China Valve Industry Association’s statistics, there are more than 4,000 valve manufactures in the market, none with a market share of above 1%. The top 10 valve manufactures in China only have an aggregate Chinese market share of 8%. We anticipate that the fragmented nature of the Chinese valve market will continue to provide opportunities for growth through strategic acquisitions. Our acquisition strategy will continue to focus on entities with products that provide opportunities for us to expand and products that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiency. Furthermore, we seek acquisition candidates that demonstrate a combination of good profit margins, strong cash flow, leading positions in the local markets and products that generate recurring revenue.  We will use our brand advantage to consolidate China’s valve market and to increase our market share.

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

Enter New Market Segments. To drive organic growth from our existing businesses, we intend to continue to leverage our customer relationships to develop or acquire new products and product extensions to enter into new market segments.  For example, in 2007 we successfully entered into the nuclear power station valves market by signing agreements with two large nuclear power stations.  In addition, we intend to increase our market share in the nuclear power market by increasing our investment in research and development, obtaining production licenses and establishing a sales team specifically focused on the nuclear power industry.  In the oil and chemical industry, there has been increased construction of long-range pipelines for the transmission of oil and gas.  This increase should result in increased demand for ball valves and flat valves.  We have completed the design of these valves and plan to add equipment to our existing facilities to enhance production.

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

Table of Content

Increase in International Sales.   We plan to increase our focus on sales into international markets.  In the short term, we plan to focus on neighboring developing countries and in the long term, we expect to focus on the United States and Europe.

Our Products

China Valves produces and sells over 700 models of valves and more than 10,000 standards of valves in categories such as low, medium and high-pressure valves.  Our valve products come in varying diameters from 3mm to 1300mm, with pressure caps that range from 150lbs to 4,500lbs and are operative in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius. Our main product categories consist of:

•	High pressure and high temperature valves for power station units;
•	Valves for long distance petroleum pipelines;
•	Special valves for chemical lines;
•	Large valves for water supply pipe networks;
•	Valves for sewage; and
•	Valves for long distance gas pipelines

Our main product types are:

•	Gate valves
•	Globe valves
•	Check valves
•	Throttle valves
•	Butterfly valves
•	Ball valves
•	Safety valves
•	Water pressure test valves
•	Vacuum valves; and
•	Extraction check valves

Our Manufacturing Process

Our manufacturing process is a multi-step involving the following tasks:

•	purchasing and depositing of raw materials,
•	raw material processing and analysis,
•	production of inventory of semi-finished products (or transporting to the next step directly)
•	product assembly,
•	product inspection and testing, and
•	placing finished products in inventory.

Our modern computer aided design (“CAD”) center can assist in the design of all products.  The Company closely monitors and tests quality of raw materials, including casting steel blank parts, forging steel blank parts and steel. The Company uses a high-speed direct reading spectrograph (32 channels) for the analysis of the chemical components of raw materials.  We have cobalt 60γ flaw detectors, high-power magnetic particle flaw detectors and ultrasonic flaw detectors, non-destructive equipment that helps to ensure the internal quality of forging blank parts. We have a metal material test room for physical and chemical analysis and mechanical testing of raw materials. In order to ensure production structural capability, we utilize high-precision equipment, including high-precision computer numerical control (“CNC”) lathes and advanced welding equipment to satisfy the requirements of our product designs. We have modern product-processing workshops mainly with CNC lathes and approximately 20 units of large-scale high-precision equipment, including 4 m CNC vertical lathes, CNC horizontal lathes and CNC boring and milling machines. In addition, we have pressure equipment to conduct pressure testing for finished products in accordance with appropriate standards.

Table of Content

We have set up a comprehensive and reliable quality management system with strict material manufacturing procedures and standard inspection. In addition, our company acquired an American Petroleum Institute (“API”) quality certificate in January of 1994, a Norway Det Norske Veritas   (“DNV”) ISO9001 in May of 1996, an European Union CE in 2004 and a China special equipment manufacturing certificate in 2005.   The CE marking (also known as a CE mark) is a mandatory conformity mark on many products sold in the single market in the European Economic Area (EEA). By affixing the CE marking, the manufacturer or person placing the product on the market or putting it into service asserts that the item meets all the essential requirements of the relevant European Directive(s).

Warranties

We typically warranty all of our products and provide replacement or credit to our customers who are not satisfied with our products for a period of one year from the date of shipment.  When we receive an indication that a product did not perform as expected, our quality control specialists and laboratory personnel test the product to determine if our process was correct for the specifications submitted by the customer and if the manufacturing process was completed as planned.  If we failed to produce the product according to the customer’s specifications or if the manufacturing process was flawed, we provide immediate credit to the customer.  If we produced the product to the customer’s specifications and if the manufacturing process was not flawed, we send a team to the customer’s facilities to see if we can assist the customer in correcting its process.  Typically a team consists of at least one engineer, at least one experienced production person and the customer’s sales representative.  If the product was manufactured to the proper specifications, our team works with the customer in developing corrective action to solve its problem.

We have not established reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems. We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. We review customer returns on a monthly basis and may establish a reserve as we expand our business by volume and products. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. See “Risk Factors - Risks Related to Our Business - We do not maintain a reserve for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.”

Suppliers of Our Raw Material

The primary raw materials that are used in the production of these valves include carbon steel, stainless steel, low temperature steel and heat resistant steel, casting blank parts and actuating devices. The prices for such materials fluctuate depending upon market conditions. However, because we have long-term suppliers and clients, the influence of price fluctuations is not currently material to the Company.

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

The flexible sourcing arrangements are designed to ensure the stable supply of raw material and promote healthy competition among our suppliers.  We believe our supplier arrangements encourage our suppliers to provide advanced technology and high quality products.

Table of Content

Top 10 Suppliers in 2008

Rank	Company Name	Purchasing amount in 2008 - $	Location	Material	% of total purchasing amount
1	Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company	4,149,284	Kaifeng, Henan	Casting	12%

2	Kaifeng Ruifa High and Medium Pressure Valve Company	1,137,913	Kaifeng, Henan	Steel	3%

3	Huixian Huahe Metal Magnesium Plant	618,141	Xinxiang Henan	Electricity Installation	2%

4	Sichuan Jiangyou City Xinchuan Special Steel, Inc.	602,139	Jiangyou, Sichuan	Casting Copper	2%

5	Henan Hengyuan Industry Co., Ltd.	543,049	Zhengzhou	Electricity Installation	2%

6	Zhengzhou City Tiancheng Stainless Steel Co.,Ltd.	539,293	Zhengzhou	Valve Accessory	2%

7	Yuzhou Huolong Ding Country Light Industry Welfare Casting Plant	523,596	Yuzhou Henan	Electricity Installation	2%

8	Henan Xin Tong Trade Co.,Ltd	482,158	Zhengzhou	Welding Rod	1%

9	Zhengzhou Xingyang Sunshine Electrical Supplies Ltd	466,431	Zhengzhou	Welding Rod	1%

10	Zhengzhou Prosperity Casting Ltd.	464,590	Zhengzhou	Electricity Installation	1%

On August 26, 2008, the Casting Company, our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years.  The agreement does not require High Pressure Valve to purchase any minimum volume or value of products.  Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices.

Our Major Customers

Our major customers are large-scale equipment enterprises in electricity, chemical, oil and water supply industries in China.  Most of our customers are state-owned entities with good reputations.  The number of our clients exceeds 400.  We focus on maintaining long-term relationships with our customers.  We have enjoyed recurring orders from most of our customers for periods of 5 to 30 years.  Our typical contract has a one-year term and is usually renewable. As we continue to build sales in the domestic market, we also plan to grow by developing sales overseas.

The following table shows the revenues generated and percentage of total revenues received from our ten largest customers during the years ended December 31, 2008.

Table of Content

Top 10 Clients in 2008
Rank	Clients Name	Sales in 2008 - $	% of Total Sales in 2008
1	Flowsever Special Valve (Suzhou) Co., Ltd.	2,038,859	3%
2	The First Construction Co., Ltd. of China National Petroleum Guangxi project department	1,726,686	3%
3	Kunshan City Water Group Co., Ltd.	1,722,403	3%
4	Germany CTV Inc.	1,653,245	2%
5	Shanghai Water Pipeline Engineering Co., Ltd.	1,435,721	2%
6	Sichuan Dongfang Electric Group Iran Department	1,292,530	2%
7	Er ji (Luoyang) Petroleum Equipment Co., Ltd.	1,192,604	2%
8	Nanjing Huashui Water Disposal Equipment Ltd	1,189,861	2%
9	Shanghai Electric Power Equipment Co., Ltd. (Shanghai gas turbine)	1,081,582	2%
10	Liaoning Huajin Chemical (Group) Ltd.	1,064,207	2%

Sales, Marketing and Distribution

We market our products through regional agents. In addition, High Pressure Valve has 42 sales agents across China. We provide periodic training to our sales staff.  Because we have direct communication with clients and participate in trade exhibitions, our sales staff has produced successful results.  As a major supplier of valve products in China, we believe we have established a good reputation in our industry.

Our Research and Development Efforts

China Valves’ business is dependent on constantly improving the technology associated with developing and manufacturing valves.  Therefore, China Valves has committed itself to research and development of new valves and developing state of the art valves that improve and advance the valve industry.  Over the past few years, China Valves has invested more than 5% of its total revenue in research and development.  We also intend to increase the amount of resources we allocate to research and development as the Company continues to grow.

The company has 270 engineering and support technicians and researchers dedicated to actively researching and developing new valves and participating in valve production and improvement.  China Valves operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing).  It has also partnered with Hefei General Mechanical Study Department Valves Study institute to work to improve the development, manufacture and quality of valves produced in China.

Competition

China is experiencing tremendous growth in its economy, especially in urbanization and industrialization.  China Valves is a leading valve producer in China and is involved in the development, manufacture and sale of valves in many different industries, including the thermal power industry, sewage disposal, oil and chemical industry, metallurgy, heat power industry and nuclear power industry.  There are approximately 4,000 valve manufacturers in China and the Company believes that it is one of the largest and has the most comprehensive product lines.

The following is a list of our major competitors in the valve industry:

•	Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry;

•	Sufa Technology Industry, Co., Ltd – a manufacturer of valves for the nuclear power industry;

Table of Content

There are, however, certain factors that we believe set us apart from all of our competitors.  China Valves is a top producer of many types of valves and has positioned itself as the leading valve producer in China.  In addition, the following factors will help China Valves continue to set itself apart from its competitors:

•	We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

•	We are the sole designer and manufacturer in China of valves that are used for ultra supercritical units of 1000MW power stations;

•	We are the first manufacturer of high pressure large diameter oil pipeline valves in China;

•	We were the first domestic manufacturer of 2,500lb high pressure gate valves for hydrogenation in chemical lines, which replace imported products;

•	We were the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry; and

•
We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters.

Intellectual Property

We own the following two trademarks:

Our two subsidiaries High Pressure Valve and Zhengdie Valve own 14 patents for water supply and drainage pipes, supply and disposal pipes for water and gas, sewage disposal used for water and gas supply and drainage pipes, etc. The expiration dates for these patents range from 2010 to 2018.

We cannot give any assurance that the protection afforded our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Regulation

Because our operating subsidiaries High Pressure Valve and Zhengdie Valve are located in the PRC, we are regulated by the national and local laws of the PRC.

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

Table of Content

We did not previously own the building and land we operate on.  Those buildings and the land use rights were owned by the Casting Company, one of our major suppliers and the land use rights and the buildings from which High Pressure Valve operates were leased from the Casting Company.   The Casting Company is located on the same piece of land. As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, High Pressure Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “Real Estate Transfer Agreement”) for the transfer of the land use rights for all the land and all the buildings on the land to High Pressure Valve (the “Real Estate”). As the transfer was expected to take up to ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “Lease Agreement”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires title to the Real Estate. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease back to the Casting Company the portion of the Real Estate and the buildings used by the Casting Company, for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “ Real Estate Escrow Agreement ”), pursuant to which the Company issued and placed in escrow, for the benefit of Mr. Fang or his designee, 5,500,000 shares of the Company’s common stock in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. On March 6, 2009, the land use right for the Real Estate was transferred from the Casting Company to High Pressure Valve and we are in the process of arranging for the 5,500,000 shares to be released to Mr. Bin Fang.

We are also subject to the PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies that are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China.

Our Employees

As of December 31, 2008, we had 1,021 full-time employees, as follows:

Department	Employees
Marketing	123
Management	72
Finance and Accounting	39
Research and Development	122
Human Resources	9
Production	508
Engineering and Technical Support	148
Total	1,021

Our Address

The address of China Valves’ principal executive office in China is No. 93 West Xinsong Road, Kaifeng City, Henan Province, People’s Republic of China and our telephone number is (86) 378-2925211.  We maintain a website at www.cvalve.net that contains information about us, but that information is not a part of this Annual Report.

Table of Content

Item 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our business would be adversely affected by a downturn in government spending related to infrastructure upgrades, repairs and replacements, or by reduced demand in the power, petrochemical, oil or water supply industries.

Our business is primarily dependent upon spending on new infrastructure projects, as well as infrastructure upgrades, repairs and replacement, in the power, petrochemical, oil and water supply industries.  We are also subject to general economic conditions, the need for large-scale projects, interest rates and government incentives provided for public work projects. We believe that the Chinese stimulus plan will result in an increase in infrastructure projects and an increase in demand for our valve products. If the Chinese stimulus plan does not have its desired effect or if there are declines in the number of projects planned by government agencies, government spending cuts, general budgetary constraints, difficulty in obtaining necessary permits or the inability of government entities to issue debt, sales of our valves may not increase at desired rates. It is not unusual for projects in power, petrochemical, oil or water supply industries to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. We cannot assure you that economic growth experienced by China will continue or that if it does, that state and local governments will address deferred infrastructure needs. Any significant decline in the project spending in the key industries or governmental spending on infrastructure could have a material adverse effect on our financial condition and results of operations.

Our industry is very competitive in China.

The domestic market for valve products is fragmented and highly competitive. We compete with over 160 medium-sized, local Chinese valve manufacturers, although we are aware of only two that have similar manufacturing capacities as our company. The number of these companies varies from time to time. While we may have greater resources than our smaller competitors, it is possible that these competitors have better access in certain local markets to customers and prospects and lower production and raw material costs.  Some of our valve products compete on the basis of price and are sold in fragmented markets with low barriers to entry, allowing less expensive domestic producers to gain market share and reduce our margins.

Our revenue will decrease if the industries in which our customers operate experience a protracted slowdown.

Our products mainly serve as key components in projects and machines operated by our customers which are mostly in the oil, power, water supply, petrochemical, and metallurgy industries. Therefore, we are subject to the general changes in economic conditions affecting those industry segments of the economy. If the industry segments in which our customers operate do not grow or if there is a contraction in those industries, demand for our valve products will decrease.  Demand for our products is typically affected by a number of overarching economic factors, including, but not limited to, interest rates, the availability and magnitude of private and governmental investment in infrastructure projects and the health of the overall global economy.  If there is a decline in economic activity in China and the other markets in which we operate or a protracted slowdown in industries on which we rely for our sales, demand for our products and our revenue will likewise decrease.

Foreign competition is intense and could have a material adverse effect on our financial condition and results of operations.

In addition to domestic competition, we face intense competition from foreign competitors. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against Chinese currency and by the level of import duties imposed by the Chinese government on certain products. Our major international competitors are Velan Inc., KSB Group and Tyco Flow Inc.  Many of our competitors have more resources and greater brand recognition than we enjoy.  While our resources may not be as great as our larger competitors, we believe our product quality and direct sales offices and distribution network are superior in China.  If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Table of Content

Any decline in the availability, or increase in the cost of raw materials could materially affect our earnings.

Our valve manufacturing operations depend heavily on the availability of various raw materials and energy resources.  The mix of raw materials used in the production of valves is mainly composed of casting steel blank parts, forging steel blank parts and steel, which represent 60% of all raw materials used in the production of valves.  The fuel costs in our manufacturing operations, particularly heavy oil and electricity, account for over 2% of total manufacturing costs.   The availability of raw materials and energy resources may decline and their prices may fluctuate greatly.  We have long-term relationships with several suppliers; however, we do not have long term supply contracts and if our suppliers are unable or unwilling to provide us with raw materials on terms favorable to us, we may be unable to produce certain products.  This could result in a decrease in profit and damage to our reputation in our industry.  In the event our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all.  Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings.

We depend on a group of major distributors for a significant portion of our sales; any loss of these distributors could reduce our sales and continuing consolidation of distributors could cause price pressure.

In 2008, 92% of our sales revenue was generated from our direct sales teams throughout China and 8% was generated from our distributors. Sales through distributors was highly concentrated in a few distributors, with 80% of distributor sales coming from our ten largest distributors, and 45% from the three largest distributors: Shou Guang Shang Fa Valve Co., Ltd., Whhan Rui Tai Valve Co.,Ltd., and Kaifeng High Pressure Valve Plant Beijing Sales Department. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon 30 days’ notice.

Although our relationships with our ten largest distributors have been long-lasting, distributors in our industry have experienced significant consolidation in recent years, and we cannot assure you that our distributors will not be acquired by other distributors who buy products from our competitors. Our ability to retain these customers in the face of other competitors generally depends on a variety of factors, including the quality and price of our products and our ability to market these products effectively. We cannot assure you that, as consolidation among distributors continues, distributors will not be able to force us to lower our prices, which would have an adverse impact on our financial condition or results of operations.

Any disruption in the supply chain of raw materials and our products could adversely impact our ability to produce and deliver products.

As a manufacturing company, we face serious challenges in supply chain management for raw materials and delivery of our products.  Supply chain fragmentation and local protectionism within China further complicates supply chain disruption risks. Local administrative bodies and physical infrastructure built to protect local interests pose transportation challenges for raw material transportation as well as product delivery.  In addition, profitability and volume could be negatively impacted by limitations inherent within the supply chain, including competitive, governmental, legal, natural disasters, and other events that could impact both supply and price.  Any of these occurrences could cause significant disruptions to our supply chain, manufacturing capability and distribution system that could adversely impact our ability to produce and deliver products.

We do not maintain a reserve for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

We typically warrant all of our products and provide replacement or credit to our customers who are not satisfied with our products for a period of one year from the date of shipment. We have not established a reserve for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems.

We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve.  However, if we were to experience a significant increase in warranty claims, our financial results could be adversely affected.

Table of Content

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base.  If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

China Valves manufacturing operations have been operating at close to full capacity and, accordingly, we began constructing a new manufacturing facility in Kaifeng in September 2008, which was completed in January 2009. The total budget for the project will be approximately $11.4 million, of which $7.5 million was spent in 2008 and $3.9 million will be spent in 2009.  Other capital expenditures in 2008 were $3.2 million for the purchase of equipment. Thus, our total capital expenditures in 2008 were $10.7 million.

In 2009, we will upgrade the facilities of our subsidiary Zhengdie Valve. The total budget for the upgrade will be approximately $3.9 million.  We also began to upgrade our financial and ERP systems at the end of 2008 with a projected budget of $765,000.

At December 31, 2008, we had 1,021 employees including 122 technicians and researchers, 508 production workers, 123 sales personnel, 148 engineering and technical support personnel and 120 administrative personnel.. In fiscal year 2009, to support our expected revenue growth, we expect to hire an additional 130 production workers and 45 staff members in other departments excluding corporate, fiscal and accounting personnel. As we will further enhance the internal control system in fiscal year 2009, we expect to hire an additional 9 corporate, fiscal and/or accounting staff members including IT expertise. Total incremental staffing in 2009 is expected to be 184 employees.

We must manage growth in operations to maximize our potential growth and achieve our expected revenues and any failure to manage growth will cause a disruption of our operations and impair our ability to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand the scope of our valve manufacturing and production facilities and capabilities and continue to develop new and improved valves. This expansion will place a significant strain on our management and our operational, accounting, and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot assure you that our internal growth strategy will be successful, which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

One of our strategies is to grow internally through increasing the development of new products and improve the quality of existing products.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, our ability to improve our products and product mix to realize the benefits of our research and development efforts, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange rates.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

Table of Content

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

We also may not be able to retain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our  future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in the PRC, including state owned   businesses, will be required to comply with the laws of the PRC, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals that are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

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

Table of Content

We may incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission, resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls.

Although we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies has experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The expansion of our products and services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Table of Content

Our management is unfamiliar with United States securities laws and may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

We became a public company in December 2007 through the reverse acquisition with China Valves Samoa. Our management is not familiar with United States securities laws and will have to spend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.   Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	an early stage of development of the market-oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the control over the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Although these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our products and services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.

As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

Table of Content

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

Our failure to comply with the applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Because a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce (“MOFCOM”) or their respective local counterparts. These limitations could affect our ability to obtain foreign exchange through debt or equity financing.

Table of Content

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from our August 2008 private placement were, and the proceeds we receive from the exercise of warrants we have issued if and when those warrants are exercised for cash will be, denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Although we have no current intention to pay any dividends in the foreseeable future, fluctuations in the exchange rate would also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. Although we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported.  In the event that the U.S. dollar appreciates against the RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer.  In addition, because our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid may be classified as a “resident enterprise” of China. Such a classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Table of Content

Our operating subsidiaries High Pressure Valve and Zhengdie Valve are already designated as “resident enterprises” for PRC enterprise income tax purposes. However, if the PRC tax authorities determine that China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid are also “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with the reverse acquisition, the reverse acquisition may be cancelled, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”) which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

If the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval of the reverse acquisition, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Table of Content

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. Accordingly, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

The Securities and Exchange Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.   If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market.  Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

Table of Content

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

We have never declared or paid any cash dividends on shares of our common stock. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements and other factors the board of directors considers relevant. Our board of directors does not intend to distribute dividends in the near future. We intend to retain any future earnings to fund the operation and expansion of our business.

Item 2.   Properties

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

Our operating subsidiaries are located on approximately 74 acres of land. The buildings and the land use rights on which we operate were owned by the Casting Company, one of our major suppliers, and we leased the facilities from the Casting Company.  The Casting Company is located on the same piece of land. As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, High Pressure Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “Real Estate Transfer Agreement”) for the transfer of the land use rights for the 74 acres of land and all the buildings on the land to High Pressure Valve (the “Real Estate”). As the transfer was expected to take up to ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “Lease Agreement”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires title to the Real Estate. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease back to the Casting Company the portion of the Real Estate used by the Casting Company, for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.  On March 6, 2009, the land use right was transferred from the Casting Company to High Pressure Valve.

The following lease expenses were incurred in 2008 and 2007 with respect to the property of High Pressure Valve and Zhengdie Valve:

Year Ended December 31, 2008

	Zhengdie Valve	High Pressure Valve
Usage	US $	US $
Office	$35,182	$64,693
Production Facilities	$293,186	$385,307
Operation Facilities	$7,730	$0
Total Cost	$336,098	$450,000

Table of Content

Year Ended December 31, 2007

	Zhengdie Valve	High Pressure Valve
Usage	US $	US $
Office	$32,000	$0
Production Facilities	$266,667	$0
Operation Facilities	$6,667	$0
Total Cost	$305,334	$0

Item 3.  Legal Proceedings

Before the reverse acquisition on December 18, 2007, Intercontinental Resources Inc. (the legal acquirer in our reverse acquisition) was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. A judgment was entered on May 12, 2003 in the Supreme Court of the State of New York, County of New York, in favor of the plaintiff and against the Company, for the sum of $40,786. In connection with the reverse acquisition, Intercontinental agreed to place $20,000 of the purchase price into escrow pending resolution of this suit.  The plaintiff accepted this amount in full satisfaction of the judgment and the $20,000 was paid from the escrow in June, 2008.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters that were submitted during the fourth quarter of 2008 to a vote of security holders that have not already been disclosed in a Current Report on Form 8-K during the period.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock, having $0.001 par value per share ("Common Stock"), is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "CVVT.OB."

On December 31, 2008, the closing bid quotation for our common stock as reported on the OTCBB was $5.  The bid price reflects inter-dealer quotations, does not include retail markups, markdowns or commissions and does not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by nasdaq.com.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Year Ending December 31, 2009
1st Quarter (through March 13, 2009)	$5.00	$1.20

	Closing Prices
	High	Low
Year Ended December 31, 2008
4th Quarter	$8.00	$1.30
3rd Quarter	$5.00	$3.50
2nd Quarter	$10.00	$2.10
1st Quarter	$10.00	$5.00

Table of Content

	Closing Prices
	High	Low
Year Ended December 31, 2007
4th Quarter	$11.00	$1.50
3rd Quarter	$4.75	$1.00
2nd Quarter	$6.50	$2.50
1st Quarter	$5.00	$2.00

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

On March 13, 2009, there were 144 stockholders of record of our common stock.

Dividend Policy

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report.

Our Business

Through our subsidiaries and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries.  We are located in Kaifeng, Henan Province and conduct business throughout China, Southeast Asia, the Middle-East and Europe.  Our production facility in Kaifeng has an area of approximately 74 acres.  We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.  We are the leader in valve sales for the thermal power and water supply industries, according to the Board Chairman of the China Valves Industry Association.

Table of Content

Our production facility in Kaifeng has an area of approximately 74 acres.   We are the leader in valve sales for the thermal power and water supply industries, according to the Board Chairman of the China Valves Industry Association. We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.

Although the United States and Europe have been most affected by the recent financial crisis,  governments throughout the Asia-Pacific region have also taken steps to stabilize their markets. To offset slowing global growth, on November 5, 2008, at the State Council meeting, Premier Wen Jiabao offered a RMB4 trillion ($586 billion) stimulus package for the next two years and announced the government would move to a proactive fiscal and a moderately relaxed monetary policy.

Pursuant to the stimulus package, the Chinese government has committed to launch more projects related to people’s livelihood and infrastructure and decided to invest RMB100 billion ($14.49 billion) in these projects, starting in the fourth quarter of 2008. (source: China Daily). The actions taken by the Chinese government should significantly increase the demand for valve products which are essential for infrastructure construction and will provide market opportunities for the Company.

In addition, although the financial crises have affected Chinese enterprises that rely on overseas markets, China Valves has not been materially affected as less than 10% of our revenue is generated from exports and the relatively strong domestic market demand has positioned us to continue to grow notwithstanding the current financial crisis.

Management believes that the recent financial crisis in the US and Europe should not have any materially negative impact on our business, and management believes we will benefit from the stimulus plan of the central government of China.

Revenue

We generate our revenue from the sales of our valve products.  Our sales revenue for the year ended December 31, 2008 amounted to $65.9 million, which is $28.9 million or 78% more than that of the same period ended on December 31, 2007, where we had revenue of $37.0 million. The increase in sales revenue was attributed to larger market share, more direct sales centers and distribution channels to serve more industries, increased sales of high value-added products and introduction of new high-end products.

Cost of Revenue

Cost of revenue includes our direct costs to manufacture our products, including the cost of our raw materials, employee remuneration for staff engaged in production activity, and related expenses that are directly attributable to the production of products.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our revenue and the cost of revenue.  Gross margin is equal to gross profit divided by revenue.  Our gross margin was 39.2% in 2008, compared with 40.5% in 2007.

Operating Expenses

Our operating expenses consist of salaries, sales commission and other selling expense and general and administrative expenses. We expect most components of our operating expenses will increase as our business grows and as we incur increased costs related to being a public company.

Table of Content

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

•   Growth of China’s Urbanization and Industrialization

According to the China Valve Industry Association’s research, the annual growth rate of the valve production industry in China is expected to be 32% for the next 5 years.  This growth is fueled by rapid industrialization and manufacturing industries developing in China.  If this growth continues, we believe that the growth rate of the valve production industry will grow at a similar rate and that the Company will be able to sustain its growth and continue to be a leader in the valve production industry in China.

•   PRC Regulations

China has looked favorably on the valve production industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits China Valves and similarly situated companies.  For example, in June, 2007, the State Department of China issued a new policy called “Expedite the development of China’s equipment manufacturing industry.”  In this policy, the Chinese government committed to promote the development of China’s equipment manufacturing industry, which includes the valve industry, through, among other things, tax incentives, import/export support and capital support.  In addition, the stimulus package offered by the Chinese government will provide market opportunities for us. As long as China continues to promote economic growth and allow manufacturing companies to grow and expand their operations, China Valves expects its operations will be positively affected by PRC regulations.

Recent Development

As discussed in Item 2 Properties, on March 6, 2009, the land use rights for the Real Estate were transferred from the Casting Company to High Pressure Valve. We are in the process of arranging for the 5,500,000 shares of our common stock previously placed in escrow as payment for the land use rights to be released to Mr. Bin Fang, the owner of the Casting Company.

Taxation

United States
We are subject to United States tax at a tax rate of 34%. No provision for US federal income taxes has been made as we had no taxable income in the United States for 2007 and 2008.

Hong Kong
China Fluid Equipment was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC
A company registered in China is subject to national and local income taxes within China at the applicable tax rate on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Under the Provisional Taxation Regulation of the People’s Republic of China effective before January 1, 2008, income tax was generally payable by enterprises at a rate of 33% of their taxable income.

In 2007, China passed the New EIT Law and its implementing rules, both of which became effective on January 1, 2008. The New EIT Law significantly curtails tax incentives granted to foreign-invested enterprises under the previous law. The New EIT Law, however, (i) reduces the statutory rate of enterprise income tax from 33% to 25%, (ii) permits companies to continue to enjoy their existing tax incentives, adjusted by certain transitional phase-out rules, and (iii) introduces new tax incentives, subject to various qualification criteria.

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China — Under the New EIT Law, China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid may be classified as a ‘resident enterprise’ of China. Such a classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Table of Content

Our Operating Subsidiaries are classified as resident enterprises under the EIT law.  High Pressure Valve was exempt from income tax in 2007 due to a Kaifeng city tax incentive for the privatization of companies. However, beginning in January 2008 both High Pressure Valve and Zhengdie Valve became subject to an income tax at an effective rate of 25% because High Pressure Valve no longer enjoys the tax incentive and under the EIT law, the uniform rate for enterprise income tax in China is 25% for both domestic and foreign invested enterprises. The accounting impact of being classified as a resident enterprise beginning in January 2008, the effective date of the EIT law, is that we incurred income taxes of $4,379,388 for the year ended December 31, 2008, an increase of $3,041,645 or 227% from the taxes we incurred in the same 2007 period, which were $1,337,743. This increase in taxes was more than offset by our higher revenues and operating profits; however, in future periods, our operating results and cash flow will continue to reflect the effect of our operating subsidiaries being subject to an income tax at an effective rate of 25%.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2008	2007

Sales revenue	$65,947,615	$37,036,282
Cost of sales	40,082,152	22,050,041
Gross profit	25,865,463	14,986,241

Expenses
General & administrative expenses (including non-cash stock compensation expenses of $14,998,974 in 2008)	21,334,235	3,245,954
Research and development costs	217,698	104,502
Selling expenses	4,929,728	2,998,585
Total operating expenses	26,481,661	6,349,041

Income from operations	(616,198)	8,637,200

Other income/(expense), net	1,245,687	371,633
Interest and finance expense, net	(486,946)	(528,498)

Income before income taxes	142,543	8,480,335
Income taxes	4,379,388	1,337,743

Net (loss) income	$(4,236,845)	$$7,142,592

As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	60.8%	59.5%
Gross profit	39.2%	40.5%

Expenses
General & administrative expenses	32.4%	8.8%
Research and development costs	0.3%	0.3%
Selling expenses	7.5%	8.1%
Total operating expenses	40.2%	17.1%

Income before income taxes	0.2%	22.9%
Income taxes	6.6%	3.6%

Net (loss) income	(6.4)%	19.3%

Table of Content

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Year Ended December 31,
Volume, in tons	2008	2007

Gate valves	3,272	2,296
Check valves	1,152	695
Global valves	640	589
Safety valves	249	291
Butterfly valves	7,660	5,468
Ball valves	701	333
Vent valves	423	130
Other valves and accessories	3,027	1,549
Total, in tons	17,124	11,351

	Year Ended December 31,
	2008	2007
Sales revenue	(in thousands)

Gate valves	$18,478	$10,593
Check valves	5,488	3,355
Global valves	3,058	2,387
Safety valves	859	1,013
Butterfly valves	22,841	12,390
Ball valves	3,155	1,473
Vent valves	1,927	567
Other valves and accessories	10,142	5,258
Total sales revenue	$65,948	$37,036

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:
	Year Ended December 31,
	2008	2007
	(in thousands)

Power Supply	$16,263	$11,462
Petrochemical and Oil	14,558	9,728
Water Supply	19,506	8,190
Metallurgy	6,460	3,858
Other areas	9,161	3,798
Total sales revenue	$65,948	$37,036

Table of Content

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Sales Revenue.  Sales revenue increased $28.9 million, or 78%, to $65.9 million in 2008 from $37.0 million in 2007. The majority of this increase resulted from increases in the volume of products sold. Adjusting for the effect of changes in exchange rates, our sales revenue increased by 63%. Sales volume was 17,124 tons for 2008, compared with 11,351 tons in 2007, an increase of 51%. The increased sales volume was attributable to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers and (4) our expansion into the nuclear power station valve market segment.

In 2008, revenues from butterfly valves, gate valves, ball valves and bent valves constituted approximately 71% of our total revenues for the period.

Revenue from butterfly valves for 2008 amounted to $22,841, which is $10,451 or 84% more than revenue for the same period ended on December 31, 2007. Sales volume for these valves was 7,660 tons for 2008, up 40% from 5,468 tons in 2007. These increases are mainly due to the fact that we are the sole manufacturer and distributor for the integrated integral foundry two-way Metal Sealing Butterfly Valves used to control municipal water and sewage flow. These new generation butterfly valves have achieved 86% market share in the largest ten cities in China. The Central Government’s encouragement of water supply and conservancy projects in fiscal 2008 also greatly helped sales of the Company’s butterfly valves.

Revenue from gate valves for 2008 amounted to $18,478, which is $7,885 or 74% more than that for 2007. Sales volume was 3,272 tons for 2008, up 43% from 2,296 tons in 2007. These increases were attributable to the large increase in power station construction projects in China. By the end of 2007, the Company had developed the capability to manufacture high quality technology intensive forged steel valves for use in ultra supercritical thermal power generators in 1,000MW power stations. The Company is the sole designer and manufacturer in China for this type of valve, which can replace the imported valves used in the thermal power industry. The newly developed, high-margin valves perform as well as the similar advanced overseas products and resulted in a large amount of orders in 2008. The other factor in the sales increase in 2008 was the continued extensive use of gate valves in the petro-chemical and nuclear power industries.

Revenue from ball valves for 2008 amounted to $3,155, which is $1,682 or 114% more than that for 2007, Sales volume was 701 tons for 2008, up 111% from 333 tons in 2007. These increases were attributable to the large market demand for the new generation products used in the petro-chemical industry.

Revenue from vent valves for 2008 amounted to $1,927, which is $1,360 or 240% more than that for 2007. Sales volume was 423 tons for 2008, up 225% from 130 tons in 2007. These increases mainly reflected strong market demand.

Cost of Sales.     Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead.  Our cost of sales increased $18.0 million to $40.1 million in 2008 from $22.1 million in 2007. The cost of sales, as a percentage of sales revenue, increased slightly from 59.5% in 2007 to 60.8% in 2008.  As sales revenue increases, cost of goods sold also increase due to increased purchases of raw materials in order to meet the demand for our products. The slight increase in cost of sales as a percentage of sales revenue is attributable to the increase in costs of materials and labor used in production that we did not pass on to our customers through an increase in our per unit product prices.

Gross Profit.   Our gross profit is equal to the difference between our sales revenue and our cost of sales.  Our gross profit increased $10.9 million to $25.9 million in 2008 from $15.0 million in 2007. Gross profit as a percentage of net sales revenue decreased to 39.2% from 40.5% for the same period in 2007. This decrease resulted primarily from higher raw material and labor costs that we could not pass on to our customers through an increase in our per unit prices.

Table of Content

General and Administrative Expenses.   Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, travelling expenses, and legal and professional expenses, were $21,334,235 for 2008, compared with $3,245,954 for 2007, an increase of $18,088,280 or approximately 557%. Included in these expenses in 2008 is a non-cash stock compensation charge of $14,998,974, as discussed below. The remaining increase was primarily attributable to the following factors: (i) a non-recurring expense for labor insurance which increased 140% due to a one time social insurance contribution for employees who retired in the beginning of 2008; (ii) an increases in our auditing, accounting and legal fees related to our status as a public reporting company ; (iii) expenses relating to our reorganization in 2008 as a result of our reverse merger on December 18, 2007 and our subsequent re-organization; and (iv) higher travelling expenses relating to our financing activities.

As described in Note 12 to the Company’s December 31, 2008 consolidated financial statements, in connection with the Company’s private placement on August 26, 2008, the Company entered into a make good escrow agreement, under which 25,166,064 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the investors or returned to the shareholder, depending on the fulfilment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company.  Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned. For 2008, the earnings target of net income of $10,500,000 (before any charges related to the release of any shares from escrow) was met and accordingly, the Company recorded a non-cash charge to compensation cost of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 8,388,688 shares.

Research and Development Costs.   Our research and development costs consist of amounts spent on developing new products and enhancing our existing products. Our research and development costs increased $113,196, or 108%, to $217,698 in 2008 from $104,502 in 2007. The increase was primarily attributable to (1) update of certain product lines, (2) the increase in our research and development expenses for certain valve products (3) the increase in our research and development expense for our nuclear power station valve products, (4) our increased investment in high end valve products, and (5) our increased spending on developing new products.

Selling Expenses.     Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, sales tax, freight charges and related compensation, were $4,929,728 for 2008, compared with $2,998,585 for 2007, an increase of $1,931,143 or approximately 64%. The increase was in line with the increase in sales. Sales commission increased 55% which was also in line with the sales revenue.

Total Operating Expenses.    Our total operating expenses increased $20.2 million to $26.5 million in 2008 from $6.3 million in 2007. Excluding the non-cash compensation charge related to the make good provision amounting to $15.0 million, as a percentage of sales revenue, our total operating expenses were 17.5% in 2008, compared with 17.2% in 2007.

Income Before Income Taxes.    Excluding the non-cash compensation charge related to the make good provision of $15.0 million, income before income taxes increased $6.7 million, or  78%, to $15.1 million in 2008 from $8.5 million in 2007. Income before income taxes as a percentage of revenue slightly decrease 0.1% in 2008 from 2007.

Net Income.    Excluding the non-cash compensation charge related to the make good provision of $15.0 million, net income increased $3.6 million, or 51%, to $10.8 million in 2008 from $7.1 million in 2007 due to an overall increase in revenue.

Table of Content

Foreign Currency Translation Gains

We had a foreign currency translation gain of $2.99 million for 2008 as compared with a $1.87 million currency translation gain in 2007. In July 2005, China reformed its foreign currency exchange policy and allowed the Renminbi to fluctuate as much as 0.3 percent per day against the U.S. dollar. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At December 31, 2008, the period end exchange rate was RMB1 to US$0.1467 and the average exchange rate for 2008 was RMB1 to US$0.14415. At December 31, 2007, the period end exchange rate was RMB1 to US$0.1371 and the average exchange rate for 2007 was RMB1 to US$0.13167. The average exchange rate for 2008 compared with 2007 (RMB1 to US$0.14415 and RMB1 to US$0.13167, respectively) increased approximately 9%.

Our sales revenue increased by RMB 176.2 million or 63% compared with the same period in 2007 and our operating expenses increased by RMB 135.5 million or 281% compared with the same period in 2007. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 78% and 316%, respectively, in U.S. dollar terms, as follows:

	Year Ended December 31,
(in thousands)	2008			2007			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB

Revenue	65,948	0.14415	457,496	37,036	0.13167	281,279	28,912	176,217	78%	63%
Total operating expenses	26,482	0.14415	183,711	6,349	0.13167	48,219	20,133	135,492	317%	281%

Allowance for Doubtful Debts

Our trade receivables net of allowance for doubtful accounts were $26.1 million as of December 31, 2008, an increase of $9.3 million, or 55%, from $16.8 million as of December 31, 2007. Our allowance for doubtful accounts totaled $1,163,457 as of December 31, 2008, compared with $274,167 at December 31, 2007.

The increase in our trade receivables was mainly due to the overall increase in sales revenue.  Generally we consider a trade receivable as a doubtful account only if it remains uncollected for more than one year from the due date.  Our allowance for doubtful debts accounts for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because almost all the outstanding debts were aged less than one year. Many of our customers have long business relationships with us and good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Liquidity and Capital Resources

 As of December 31, 2008, we had cash and cash equivalents of $16,427,883 and restricted cash of $3,191,237. The following table provides summarized information about our net cash flow for 2008 and 2007.

	Years Ended December 31,
	2008	2007
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(927)	$4,571
Net cash (used in) investing activities	(11,082)	(2,091)
Net cash provided by (used in) financing activities	25,438	(5,491)
Effect of foreign currency translation on cash and cash equivalents	226	191
Net increase/(decrease) in cash and cash equivalents	13,655	(2,818)
Cash and cash equivalents, beginning of year	2,773	5,591
Cash and cash equivalents, end of year	$16,428	$2,773

Table of Content

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.  In 2009, we intend to continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

We intend to grow and expand our business in 2009.  One of the ways we expect to grow is through acquisitions of other similar companies. We expect to acquire high-growth small and medium size companies but will also evaluate the benefits of acquiring larger competitors where we can combine our brand names and consolidate the valve industry and increase our market share in the industry.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.

In addition, China Valves expects to increase its market development and strengthen its position as a leader in the valve market by improving the quality of existing valves and developing newer, better quality valves.

Lastly, we intend to increase our market share by expanding into overseas markets.  We anticipate expanding into neighboring Asian countries over the next few years and then growing into an international valve manufacturer that distributes to countries all over the world.

In our August 2008 equity financing transaction, we received investment proceeds of approximately $30 million ($27 million net of financing costs). We plan to use a substantial portion of these investment proceeds to fund our strategic acquisitions and operations expansion plans as well as for working capital purposes. Our management is currently evaluating potential acquisition targets and we are in the process of negotiating the terms of these potential acquisitions. We cannot assure you that any of the acquisitions will be able to be completed on terms favorable to us or at all.

Operating Activities

In the fiscal year ended December 31, 2007, we had net income of $7,142,592 and cash provided by operating activities of $4,571,359. Although our accounts receivable increased significantly as a result of our increased sales revenues, we were able to partially offset this increase in accounts receivable by substantial reductions in our inventory levels and increases in our level of accounts payable.

Table of Content

In the fiscal year ended December 31, 2008, although our net income (after adjusting for the non-cash compensation charge of $14,998,974) increased to $10,762,129, our net cash flow used by operating activities was $927,412, a reduction of $5,498,771 from the net cash provided by operating activities of $4,571,359 in the comparable period of 2007. Our accounts receivable again increased significantly, reflecting our increased sales revenues, which increased by 78% compared with the prior year. Although we were able to again reduce our inventory levels, the amount of this reduction was much lower than in 2007 ($32,045 in 2008, compared with $3,215,500 in the comparable period of 2007). Our other payables also declined significantly in 2008, adversely affecting our cash flow from operations. Previously, we delayed the payment of commissions to our sales personnel and in particular were able to pay large commissions in phases. In 2008, we made the decision to accelerate the payment of these commissions, in order to encourage our sales personnel in a continuing effort to enlarge our market share and increase sales. We also made a one-time payment of RMB 5.3 million (approximately $760,000) to the Kaifeng Social Security Center for our retired staff’s social security fund. We also had less bank acceptance bills to suppliers in 2008 as compared with the same period of 2007; in December 2006, we acquired a quota of RMB4.6 million (approximately $675,000) of restricted bank acceptance bills from China CITIC Bank Corporation Limited which expired in May 2007 and which were not renewed due to the tightened monetary policy of the Central Bank. In 2008, we did not have any bank acceptance bills. Although our customer deposits increased (which positively affects our cash flow), the rate of increase in 2008 was lower than in 2007, attributable to our increasing number of repeat customers with good credit histories from whom we do not request deposits, based on their good credit history. These customers accounted for 60% to 70% of our customer base. The increase in other receivables during 2008 was mainly attributable to increased cash advances to sales staff as a result of the sales volume increases and prepayments of sales and marketing expenses.

Investing Activities

Our main uses of cash for investing activities are for the acquisition of plant and equipment as well as purchases for construction.  Net cash used in investing activities in 2008 was $11.1 million, as compared with $2.1 million in 2007. The increase in net cash used in investing activities was mainly attributable to greater equipment purchases and new factory construction in 2008.

Financing Activities

Net cash provided by financing activities in 2008 totaled $25.4 million as compared with net cash used in financing activities of $5.5 million in 2007.  On August 26, 2008, we completed a private placement of our common shares to certain accredited investors for $29.9 million in gross proceeds, resulting in $26.7 million in net proceeds after payment of $3.2 million in offering expenses. We expect to use most of the proceeds from the private placement to acquire other companies, although at this time it has not yet identified any acquisitions that are probable of completion.

Net cash used in financing activities in 2007 totaled $5.5 million, primarily attributable to repayment of all of our notes payable, totaling $4.5 million in 2007.

Our debt to equity ratio was 0.42 as of December 31, 2008 as compared to 0.74 as of December 31, 2007. We believe we have greatly improved our company’s position by decreasing our borrowings. We plan to maintain our debt to equity ratio as the ratio as of December 31, 2008.

As of December 31, 2008, the maturities for our bank loans are all below one year.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Capital Expenditures

Our capital expenditures in 2008 and 2007 are set forth below. Our capital expenditures were used primarily for plant construction and purchases of equipment to expand our production capacity.

	Years Ended December 31,
	2008	2007
	(in thousands)
Construction costs	$5,880	$768
Purchase of equipment	$3,194	$629
Advance on equipment & construction fee	$1,654	$312
Total capital expenditure	$10,728	$1,709

Table of Content

Our depreciation and amortization expense for the years ended December 31, 2008 and 2007, and the income statement line items in which it is included, was as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Cost of goods sold	$430	$374
General and administrative expenses	$572	$196
Total depreciation and amortization expense	$1,002	$570

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $10 million, $3.9 million of which will be used to complete construction of a new plant in Kaifeng to increase our production capacity.  $6.1 million will be used for purchase of new equipment and production line upgrades for companies we plan to acquire in 2009.  The expenditures will also be used for equipment purchases, such as those for ultra-supercritical thermal power projects.

We used part of the net proceeds of $27 million from the private placement to fund the new manufacturing facility construction which had a 2008 budgeted cost of $7.5 million. We also spent $3.2 million on the purchase of equipment through December 31, 2008, resulting in total capital expenditures in 2008 of $10.7 million. Our total capital expenditures for 2009 are estimated to be approximately $10 million, including $3.9 million to complete construction of the new facility.

Obligations under Material Contracts

We had a capital commitment of approximately $3.9 million for the acquisition of plant and machinery as of December 31, 2008.  We had no material capital commitments as of December 31, 2007.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2008.

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

Table of Content

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company ’ s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the US dollar. The functional currency of our Chinese operating entities High Pressure Valve and Zhengdie Valve is the Renminbi (RMB).

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the income and cash flow statements are translated at the average rate for the year. Because cash flows are calculated based using the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,009,072 and $3,173,745 as of December 31, 2008 and 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 and 2007 were translated at 6.82 RMB and 7.29 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2008 and 2007 were 6.94 RMB and 7.59 RMB to $1.00, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and 2007.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

Table of Content

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  Historically, failure of product parts due to materials or workmanship is rare. Therefore, at December 31, 2008 and December 31, 2007, the Company made no provision for warranty claims for our products.  Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

Concentration Risks

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2008 and 2007, the Company’s cash and restricted cash balances, totaling $11,984,233 and $2,814,118, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 21% and 38% of the Company’s total purchases for the years ended December 31, 2008 and 2007, respectively. Five customers accounted for 5.24% and 5.0% of total accounts receivable as of December 31, 2008 and 2007 respectively.

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

Table of Content

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

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997.   These long term investments are carried at the lower of cost or market value and amounted to $764,515 and $714,485 as of December 31, 2008 and December 31, 2007, respectively.  There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology.   Based on its proportionate share of the underlying book value of the investees, the Company believes the fair value of the investments is at least equal to the original cost at which they are carried.

Long Term Investment

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $764,515 and $714,485 as of December 31, 2008 and 2007, respectively.

The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment of long term investments in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of December 31, 2008, management believes no impairment charge is necessary.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of all or a portion of a reporting unit. Our two operating subsidiaries are considered separate reporting units for purposes of this evaluation. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test any other intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows.

The calculation of value in use for the operating unit is most sensitive to the following assumptions:

I.	Operating margin;

II.	Long-term growth rate; and

III.	Discount rates.

Operating margins are based on the estimated effects of planned business operation. We believe that our operating margin is conservatively projected at 38%. Approximately 87% of the Company’s cost of goods sold consists of raw materials, of which approximately 60% is steel and iron. From October 2007 to September 2008, the price of steel and iron increased continuously but our operating margin for the first nine months of 2008 was maintained at 40% due to the increased market demand for our higher margin products. The price of steel and iron started to decline beginning in October 2008.

Table of Content

We believe our estimated growth rate is reasonably projected at 50% per year, based on the following factors:

•
The Company will benefit from the central government’s announcement in November 2008 of a $586 billion economic stimulus plan which will provide huge spending on infrastructure and construction including post-earthquake reconstruction in Sichuan Province. Three to five percent of the total infrastructure expenditure will go to the valve industry and valves regulate the flow of fluids and are widely used in a variety of industries and residential facilities.

•
Before the stimulus plan, according to the General Machinery Industry Association of China, the size of the Chinese valve industry was expected to grow to $12.25 billion in 2009 from $7.25 billion in 2007 at a compound average growth rate of 30%.

•	The Company also expects to benefit from China's aggressive plans to undertake new oil and gas pipeline projects and increase nuclear power capacity.

•
The Company has planned to maintain its capital expenditures around $10 million in 2009 from $10.7 million in 2008. Over a third of the funds will be spent on a new plant for our operating subsidiary in Kaifeng City, which is expected to begin production in March 2009. The new facilities will significantly increase our production capacities for our high-tech, high-margin valves.

•	The Company is seeking acquisitions to help the Company diversify its portfolio of fluid equipment products. Synergy from any acquisitions will also be expected to contribute to cost efficiency.

The discount rate applied to the cash flow projections is 6.5 per cent. This discount rate is derived from the Company’s weighted average cost of capital, adjusted for the risks specific to the market. The discount rate reflects management’s estimate of the long-run return on capital. Changes in our funding or the cost of that funding could result in changes to the discount rates used.

The Company performs a sensitivity analysis by increasing the discount rate to 10% and reducing the risk-adjusted cash flow projections (decrease in margins and decrease in growth) by 15 per cent; such adjustments have not indicated that there is any impairment of goodwill.

Stock Based Compensation

The Company applies Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available.

The Company follows the guidance in EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. All Company warrants are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period.

Table of Content

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure man y financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are to be used for future research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expenses any such advance payments when the research and development is performed.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of FAS 160 is not expected to have any material affect on the Company’s financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations”, was issued. SFAS No. 141R replaces SFAS No. 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, (“SFAS 161” ) which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement — that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. Adoption of FSP 142-3 had no affect on the Company’s financial statements.

Table of Content

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the “GAAP hierarchy”). SFAS 162 does not change the existing GAAP hierarchy and its adoption had no affect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issue d by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Amongst other requirements, EITF 07-5 requires derivative liability accounting for options and warrants exercisable at strike prices denominated in a currency other than the functional currency of the issuer. We previously issued warrants to purchase 100,000 shares of our Common Stock to CCG Investors Relation Partners LLC on December 12, 2007 and on August 26, 2008, we issued to Brean Murray, Carret & Co., LLC and Rosewood Securities, LLC warrants to purchase 1,174,497 shares of our Common Stock. All of these warrants are denominated in U.S. dollars. The Company already accounts for these warrants as derivative instrument liabilities and marks to market their value each period. The adoption of EITF 07-5 is not expected to have any affect on the Company’s financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”)”.  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This Statement did not have any impact on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3 which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS140-4 and FIN46(R)-8 did not have any impact on the Company's financial statements.

Table of Content

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008 did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change in Accountants

Prior to our share exchange transaction, the independent registered public accounting firm for Intercontinental Resources Inc. was Chisholm, Bierwolf & Nilson, LLC (“Chisholm”). On December 16, 2007, concurrent with the reverse acquisition, our board of directors approved the dismissal of Chisholm as the independent auditor of the registrant. Concurrent with the decision to dismiss Chisholm as our independent auditor, our board of directors elected to appoint Madsen & Associates CPAs, Inc., the independent auditor of China Valves, as our independent auditor.

Chisholm’s report on Intercontinental Resources Inc.’s financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report for the fiscal year ended December 31, 2006 contained a going concern qualification as to the Holding Company’s ability to continue.

In connection with the audit for the fiscal year ended December 31, 2006, and during the subsequent interim period through December 16 , 2007, there were (1) no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused Chisholm. to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Table of Content

During the fiscal year ended December 31, 2006 and through December 16, 2007, neither us nor anyone acting on our behalf consulted Madsen & Associates CPAs, Inc. with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Madsen & Associates CPAs, Inc. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

On February 19, 2008, Madsen was dismissed as independent auditor for the Company. On February 19, 2008, the Company engaged Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as its principal independent auditor. This decision to engage Moore Stephens was ratified by the majority approval of the Board of Directors of the Company.

For fiscal year 2007 and any subsequent interim period through Madsen’s termination on February 19, 2008, neither us nor anyone acting on our behalf consulted Moore Stephens with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Madsen concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a) (1)(iv) and (v), respectively, of Regulation S-K.

Madsen’s reports on China Valve Holdings Limited’s balance sheets as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Management of the Company has not had any disagreements with Madsen and Chisholm related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the two most recent fiscal years and any subsequent interim period through Madsen’s termination on February 19, 2008, there has been no disagreement between the Company and Madsen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Madsen would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Siping Fang and Renrui Tang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Fang and Tang concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008, to satisfy the objectives for which they are intended.

Table of Content

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, our management identified material weakness  related to the following:

1.   Accounting and Finance Personnel Weaknesses   –  US GAAP expertise.  Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in an ineffective segregation of duties relative to key financial reporting functions.

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

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2007 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in 2008, we continued to implement these remedial procedures.

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

Table of Content

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place. The Company is actively recruiting staff with good knowledge of U.S. GAAP to assist in the Company’s financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 13, 2009. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Siping Fang	55	President, Chief Executive Officer, Chairman and Secretary
Zengbiao Yu	47	Director
Renrui Tang	35	Chief Financial Officer
Peter Li	44	Director
William Haus	45	Director
Qizhong Xiang	60	Chief Technology Officer
Binjie Fang	35	Chief Operating Officer and Director

Table of Content

Siping Fang, Chairman, Chief Executive Officer, Chairman and Secretary
Mr. Fang has over 20 years’ of experience in the valve industry.  In 2001, Mr. Fang established Zhengdie Valve and was appointed as President and CEO of that company. In 2003, Mr. Fang acquired state-owned enterprise High Pressure Valve and was appointed as President and CEO of the company. Mr. Fang has been responsible for making strategic decisions on major corporate issues and directing the operations and market expansion of both companies. In 2007, Mr. Fang became our CEO after the reverse acquisition of China Valve Samoa.

Zengbiao Yu, Director
Mr. Yu has been working as a professor and a Ph.D. tutor for Tsinghua University since 1999. Mr. Yu is currently a member of PRC Accounting Study Committee and PRC Cost Research Committee, the special editor of Accounting Study, a publication of PRC Accounting Study Committee, and independent director of China Heavy Auto Company and Shanghai Yongle Company Limited. In addition, he is an editor of "Educational Case Journal" published by IMA of U.S.A. Mr. Yu has a Ph.D. in modern management accounting from a business school established jointly by the University of Illinois and Xiamen University. He was awarded "certificates of high attainment" from the University of Illinois in 1991 and was recognized as an "outstanding accountant" by the Ministry of Finance in 1995.

Renrui Tang, Chief Financial Officer
Mr. Tang became our CFO on February 1, 2009. Between 1994 and 2004, Mr. Tang worked for Zhengdie Valve as the manager of the financial department and was in charge of the firm’s financing activities and various issues related to its accounting. From 2004 to January 2009, Mr. Tang was the financial director of High Pressure Valve. His major duties included managing accounting and financing activities, supervising financial analysis, capital allocation, internal control and auditing.

William Haus, Director
Since August 2008, Mr. Haus is the CEO and director of CS China Acquisition Corporation, a special purpose acquisition corporation focused on effecting a business combination with a China-based private company. Over the past 8 years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was the Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. Between April 2005 and September 2005, he was the S.V.P. and Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Stanford Group Company, a securities brokerage firm. From March 2000 to March 2005, Mr. Haus was the Senior Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Advest, Inc., a securities brokerage firm. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute.

Peter Li, Director

Peter Li brings more than 15 years experience of corporate financial management, investor relationship management, corporate strategy and internal controls. Since August 2008, Mr. Li is a co-founder and director of CS China Acquisition Corp., an OTCBB listed company engaged in seeking a business combination with a Chinese operating company.  Since June 2008, he is also an independent director and audit committee chairman for Yuhe International Inc., an OTCBB listed company in the broiler breeding business in China. Mr. Li is also a senior advisor to Yucheng Technologies, Ltd., a leading IT service provider to the banking industry in China. Between October 2004 and November 2006, Mr. Li was the CFO of Beijing Sihitech Technology Co. which merged to form Yucheng Technologies, Ltd. Prior to his tenure at Beijing Sihitech Technology Co., Mr. Li worked in corporate financial management with various companies, including the role of Internal Controller at Lenovo. Mr. Li graduated from Beijing Foreign Studies University with a B.A. and received a Master of Education from the University of Toronto. Mr. Li is a Certified General Accountant in Ontario, Canada.

Qizhong Xiang, Chief Technology Officer
Since 1998, Mr. Xiang has been working in various positions for the Company’s subsidiary Zhengdie Valve as a valve engineer, vice president of marketing and director of research and development. Prior to joining the Company, Mr. Xiang was a valve engineer for Hong Cheng Co. Ltd.

Table of Content

Board Composition and Committees

The Board of Directors is currently composed of five members: Siping Fang, Binjie Fang, William Haus, Peter Li and Zengbiao Yu.

We currently have standing audit, corporate governance and nominating, and compensation committees.

Our audit committee comprises Peter Li, William Haus and Zengbiao Yu. Peter Li serves as the chairman of the audit committee. The audit committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Li serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

The corporate governance and nominating committee comprises William Haus, Siping Fang and Zengbiao Yu with Mr. Yu as the chairman. The committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

The compensation committee comprises Peter Li, William Haus and Zengbiao Yu  with William Haus as the chairman. The compensation committee is primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Independent Directors

Our Board is currently composed of five members, three of which, Peter Li, William Haus and Zengbiao Yu, are “independent” as that term is defined by Rule 4200(a)(15) of the NASDAQ listing standards.

Policy Regarding Board Attendance

Our directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting.  Our directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

Family Relationships

Mr. Binjie Fang is the son of Mr. Siping Fang.  Other than otherwise disclosed, there are no other family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in the discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. In 2008, we were late in filing Form 4 for Jing Chen and Form 3 for Peter Li due to an administrative oversight.

Table of Content

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives; however, we intend to adopt one in the near future.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2008 and 2007: Siping Fang, who became our President and Chief Executive Officer when we completed the reverse acquisition.  No other executive officers received total compensation in excess of $100,000 in any fiscal year.

Name and Principal Position	Year	Salary	Total ($)

Matthew Markin, former Chairman and CEO (1)	2008	N/A	N/A
	2007	0	0

Siping Fang, President, CEO and Director (2)(3)	2008	$100,000	$100,000
	2007	$100,000	$100,000

(1)
Mr. Markin did not receive any compensation for his services in 2007 because the company was not operating at the time he served as the Chief Executive Officer and Chief Financial Officer. On December 18, 2007, Mr. Markin resigned from his positions in connection with the reverse merger between Intercontinental Resources, Inc. and China Valves.

(2)
On December 18, 2007, we acquired China Valves in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Fang became our Chief Executive Officer, President and Secretary. Prior to the effective date of the reverse acquisition, Mr. Fang served Henan Tonghai Valve as Chief Executive Officer and Chairman. The compensation shown in this table includes the amount Mr. Fang received from Henan Tonghai Valve prior to the consummation of our reverse acquisition of China Valves on December 18, 2007 in addition to the compensation Mr. Fang received for his services for the remainder of 2007.

(3)
Does not include a non-cash compensation charge of $14,998,974 in connection with 8,388,688 common shares to be released for the year 2008 to Bin Li pursuant to the Make Good Escrow Agreement dated August 26, 2008, which shares are subject to the Earn-In Agreement between Bin Li and Siping Fang.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.

Employment Contracts

We have no employment contracts with any of our executive officers or employees
.

Table of Content

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2008:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Zengbiao Yu	$17,000	N/A	N/A	$17,000
Siping Fang	N/A	N/A	N/A	N/A
Binjie Fang	N/A	N/A	N/A	N/A
Peter Li	$12,000	N/A	N/A	$12,000
William Haus	$12,000	N/A	N/A	$12,000

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

On November 22, 2008, the Company appointed Peter Li and William Haus as new directors of the Company to fill the vacancies created by Huifeng Chen and Renrui Tang’s resignations from the board on the same day. We entered into separate independent director agreements with Peter Li and William Haus.

Mr. Li’s agreement is effective as of November 22, 2008 for a term of two years. Under the terms of Mr. Li’s agreement, the Company agreed to pay Mr. Li a monthly fee of $1,000, as compensation for the services to be provided by him as a director of the Company. The Company also agreed to grant a non-qualified stock option to Mr. Li for the purchase of 45,000 shares of common stock of the Company at an exercise price of $4.00.  One third of the options (or 15,000 shares) will vest on November 22, 2009. The remaining options will vest in eight equal quarterly installments (or 3,750 shares each installment) over a two-year period in every quarter after November 22, 2009. The stock option expires in five years. Mr. Li’s agreement also contains customary confidentiality and non-compete provisions.

The agreement with Mr. Haus became effective on December 1, 2008. Under the terms of Mr. Haus’ agreement, the Company agreed to pay Mr. Haus a monthly fee of $1,000, as compensation for the services to be provided by him as a director of the Company. The Company also agreed to grant 10,000 shares of restricted common stock to Mr. Haus on December 1, 2008. The restricted shares are subject to a lock-up agreement for a period of 30 months and will be returned to the company should Mr. Haus voluntarily resign within 18 months. Mr. Haus’ agreement also prohibits Mr. Haus from disclosing any confidential information of the Company ..

The stock options and restricted common shares granted to Mr. Li and Mr. Haus have not yet been issued as of December 31, 2008.

Mr. Siping Fang and Mr. Binjie Fang are paid in their capacity as executive officers of the Company and they do not receive any additional compensation for their service as directors.

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

Table of Content

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock $0.001 par value, beneficially owned on March 13, 2009, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Valves Technology, Inc., No. 93 West Xinsong Road, Kaifeng , Henan Province, China 475002.

Name & Address of Beneficial Owner	Office, if Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Siping Fang	Chief Executive Officer, President and Chairman	0	*

Renrui Tang	Chief Financial Officer	0	*

Binjie Fang	Chief Operating Officer and Director	0	*

Qizhong Xiang	Chief Technology Officer	0	*

William Haus 5700 Henry Cook Blvd. Suite #6333, Plano, TX 75024-4542	Director	0	*

Peter Li C/O CS China Acquisition Corp. 4100 N. E. Second Avenue, Miami, FL 33137	Director	0	*

Zengbiao Yu Director		0	*
All officers and directors as a group (7 persons named above)		0	0%

5% Securities Holder
Bin Li 1165 Rugglestone Way, Duluth, GA 30097		25,166,064	40.34%

Bin Fang		5,500,000	8.82%

Pinnacle China Fund, L.P. 4965 Preston Park Blvd., Suite 240, Plano, TX 75093-5170		4,500,000 (3)	7.21%

The Pinnacle Fund, L.P. 4965 Preston Park Blvd., Suite 240, Plano, TX 75093-5170		4,500,000 (4)	7.21%

Barry M. Kitt c/o Pinnacle Fund, L.P. 4965 Preston Park Blvd. Suite 240, Plano, Texas 75093		9,000,000 (3) (4)	14.42%

Table of Content

* Less than 1%.
1 Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the ordinary shares.
2 A total of 62,385,103 shares of our common stock as of March 13, 2009 are considered to be outstanding pursuant to the Commission Rule 13d-3(d)(1).  For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.
3 Pinnacle Advisers, L.P. (“Advisers”) is the general partner of The Pinnacle Fund, L.P. (“Pinnacle”).  Pinnacle Fund Management, LLC (“Management”) is the general partner of Advisers.  Mr. Barry Kitt is the sole member of Management.  Mr. Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.
4 Pinnacle China Advisers, L.P. (“China Advisers”) is the general partner of Pinnacle China Fund, L.P. (“Pinnacle China”). Pinnacle China Management, LLC (“China Management”) is the general partner of China Advisers. Kitt China Management, LLC (“China Manager”) is the manager of China Management. Mr. Barry Kitt is the manager of China Manager. Mr. Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle China. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of 2008, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” ).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were no less favorable to the Company than the terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

The Company received advances from Siping Fang, Chief Executive Officer and Chairman, for cash flow purposes. As of December 31, 2008 and December 31, 2007 the outstanding amount due to Mr. Fang was $658,367 and $2,848,032, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash. In 2007, Siping Fang contributed $1,249,999 to the Company’s subsidiary, Zhengdie Valve, to fulfill its PRC registered capital requirement.  In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Item 1 – Business – Reorganization), Siping Fang contributed a further RMB 10 million ($1,317,095) to the Operating Subsidiaries to enable them to meet their approved PRC registered capital requirements.  Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang. Together with the $658,367 due to Mr. Fang for working capital advances as described above, a total of $1,975,462 was due to Mr. Fang at December 31, 2008.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum with no fixed repayment terms. Loans from employees amounted to $131,263 and $671,188 as of December 31, 2008 and December 31, 2007, respectively. The Company borrowed money from the family members of Mr. Siping Fang, for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. As of December 31, 2008, these loans amounted to $465,528.

Table of Content

As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, High Pressure Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “Real Estate Transfer Agreement”) for the transfer of certain land use rights and buildings to High Pressure Valve (the “Real Estate”). As the transfer was expected to take approximately ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “Lease Agreement”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires title to the Real Estate. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement ”) pursuant to which High Pressure Valve agreed to lease a portion of the Real Estate to the Casting Company for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “Real Estate Escrow Agreement ”), pursuant to which the Company agreed to issue and place in escrow for the benefit of Mr. Fang or his designee, 5,500,000 shares of the Company’s common stock (the “Real Estate Shares”) in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. The Real Estate was transferred to High Pressure Valve on March 6, 2009 and we are in the process of arranging for the 5,500,000 shares to be released to Mr. Bin Fang.

As a result of the Company’s issuance of contingent shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became an 8.81% shareholder and a related party. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. As of December 31, 2008 advances on inventory purchases due to the Casting Company amounted to $1.47 million.

On August 26, 2008, High Pressure Valve and the Casting Company, our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years.  The agreement does not require High Pressure Valve to purchase any minimum volume or value of products.  Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board is currently composed of 5 members, of which Zengbiao Yu, Peter Li and William Haus are “independent” as that term is defined under the NASDAQ listing standards.

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present.  Our directors have a duty of to act in good faith with a view to our interests.  In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation.   During 2008, our board met one time and no director missed any meetings of the board.

Item 14.  Principal Accountant Fees and Services.

Moore Stephens Wurth Frazer and Torbet, LLP, (“Moore Stephens”) are the Company’s independent PCAOB registered public accounting firm and were engaged to examine the Company’s consolidated financial statements for the fiscal years ended December 31, 2008 and 2007.

Table of Content

Audit Fees.   Moore Stephens was paid aggregate fees of approximately $297,816 and $180,000 for the fiscal years ended December 31, 2008 and 2007, respectively, for professional services rendered for the audit of our annual financial statements.

Tax Fees.   Moore Stephens was paid $7,000 for the fiscal years ended December 31, 2008 for professional services rendered for tax compliance.  This service was not provided in 2007.

All Other Fees. Moore Stephens was paid no other fees for professional services during the fiscal years ended December 31, 2008 and 2007.

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

2.1
Share Exchange Agreement, dated December 18, 2007, among the Company, the stockholders of the Company, China Valves and the China Valves Shareholder (incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 21, 2007).

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada on August 1, 1997 (incorporated herein by reference to Exhibit 3.1 to the SB-2 Registration Statement filed on November 1, 2001)

Table of Content

3.2
Certificate of Amendment to Certificate of Incorporation changing the corporate name filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on December 21, 2007).

3. 3	Bylaws of the registrant, as amended to date, (incorporated herein by reference to Exhibit 3.2 to the SB-2 Registration Statement filed on November 1, 2001).

10.1	Form of Securities Purchase Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.2	Form of Registration Rights Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.3
Escrow Agreement, dated August 26, 2008, by and among the Company, Brean Murray, Carret & Co., LLC, The Pinnacle Fund, LLC,  Pinnacle China Fund, LLC and Escrow, LLC. (incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.4	Form of Holdback Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.5	Form of Make Good Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.6
Form of Lockup Agreement, dated August 26, 2008 by and between the Company and the stockholders listed therein (incorporated herein by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.7	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.8
English version of Agreement for Transfer of Land Use Right and Housing Titles, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.9
English version of Premises Lease Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.10
English version of Premises Leaseback Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.11
Real Estate Share Escrow Agreement, dated August 26, 2008, by and among the Company, Bin Fang and Brean Murray, Carret & Co., LLC. (incorporated herein by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.12
English version of Manufacturing and Supply Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.13	Employment Agreement with Veronica Jing Chen dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 23, 2008).

Table of Content

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on October 10, 2008).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VALVES TECHNOLOGY, INC.
March 18, 2009	By :/s/ Siping Fang
(Date Signed)	Siping Fang, President

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

Signature	Capacity	Date

/s/ Siping Fang	President, Director and Chief Executive Officer (Principal Executive Officer)	March 18, 2009
Siping Fang

/s/ Renrui Tang	Chief Financial Officer (Principal Financial Officer and Principal Accounting	March 18, 2009
Renrui Tang	Officer)

/s/ Peter Li	Director	March 18, 2009
Peter Li

/s/ William Haus	Director	March 18, 2009
William Haus

/s/ Zengbiao Yu	Director	March 18, 2009
Zengbiao Yu

/s/ Binjie Fang	Chief Operating Officer and Director	March 18, 2009
Binjie Fang

Table of Content

Exhibit Index

Exhibit No.	Description

2.1
Share Exchange Agreement, dated December 18, 2007, among the Company, the stockholders of the Company, China Valves and the China Valves Shareholder (incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K filed on December 21, 2007).

3.1
Articles of Incorporation of the Company as filed with the Secretary of State of Nevada on August 1, 1997 (incorporated herein by reference to Exhibit 3.1 to the SB-2 Registration Statement filed on November 1, 2001)

3.2
Certificate of Amendment to Certificate of Incorporation changing the corporate name filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on December 21, 2007).

3. 3	Bylaws of the registrant, as amended to date, (incorporated herein by reference to Exhibit 3.2 to the SB-2 Registration Statement filed on November 1, 2001).

10.1	Form of Securities Purchase Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.2	Form of Registration Rights Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.3
Escrow Agreement, dated August 26, 2008, by and among the Company, Brean Murray, Carret & Co., LLC, The Pinnacle Fund, LLC,  Pinnacle China Fund, LLC and Escrow, LLC. (incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.4	Form of Holdback Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.5	Form of Make Good Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.6
Form of Lockup Agreement, dated August 26, 2008 by and between the Company and the stockholders listed therein (incorporated herein by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.7	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.8
English version of Agreement for Transfer of Land Use Right and Housing Titles, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.9
English version of Premises Lease Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.10
English version of Premises Leaseback Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on August 27, 2008).

Table of Content

10.11
Real Estate Share Escrow Agreement, dated August 26, 2008, by and among the Company, Bin Fang and Brean Murray, Carret & Co., LLC. (incorporated herein by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.12
English version of Manufacturing and Supply Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.13	Employment Agreement with Veronica Jing Chen dated September 19, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 23, 2008).

21	List of Subsidiary (incorporated by reference to Exhibit 21 to the registrant’s registration statement on Form S-1 filed on October 10, 2008).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

Table of Content

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of China Valves Technology, Inc

We have audited the accompanying consolidated balance sheets of China Valves Technology, Inc and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Valves Technology, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 15, 2008

Table of Content

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND DECEMBER 31, 2007

ASSETS
	December 31,	December 31,
	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$16,427,883	$2,773,262
Restricted cash	3,191,237	40,856
Notes receivable	880,200	-
Accounts receivable, net of allowance for doubtful accounts of $1,163,457
and $274,167 as of December 31, 2008 and December 31, 2007, respectively	26,119,447	16,789,383
Other receivables	4,841,691	4,638,477
Inventories	11,244,442	10,539,087
Advances on inventory purchases	1,108,512	458,699
Advances on inventory purchases - related party	1,367,446	-
Prepaid expenses	52,921	519,043
Total current assets	65,233,779	35,758,807

PLANT AND EQUIPMENT, net	16,184,894	7,523,788

OTHER ASSETS:
Accounts receivable - retainage, long term	2,541,418	559,368
Advances on equipment purchases	2,001,733	324,858
Long term receivable	382,552	-
Goodwill - purchased	20,811,767	19,449,851
Intangibles, net of accumulated amortization	823,331	435,633
Other investments, at lower of cost or market	764,515	714,485
Total other assets	27,325,316	21,484,195

Total assets	$108,743,989	$64,766,790

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$6,630,574	$6,452,519
Short term loans	7,839,960	6,479,291
Short term loans - related parties	596,791	671,188
Other payables	4,453,881	4,435,982
Other payable - related party	1,975,462	2,848,032
Notes payable	2,934,000	-
Accrued liabilities	2,382,138	1,734,679
Customer deposits	3,129,708	2,810,352
Taxes payable	1,227,338	1,064,512
Derivative instrument liabilities	924,291	-
Total current liabilities	32,094,143	26,496,555

Long-term liabilities:
Long term debt	-	1,096,800

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized;
62,385,103 shares and 40,106,500 shares issued and outstanding
as of December 31, 2008 and December 31, 2007, respectively	62,386	40,107
Additional paid-in-capital	66,904,774	16,365,029
Common stock subscription receivable	(9,834,000)	-
Statutory reserves	2,958,659	1,749,601
Retained earnings	10,399,050	15,844,953
Accumulated other comprehensive income	6,158,977	3,173,745
Total shareholders' equity	76,649,846	37,173,435

Total liabilities and shareholders' equity	$108,743,989	$64,766,790

See report of independent registered public accounting firm
The accompanying notes are an integral part of these statements.

Table of Content

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

SALES	$65,947,615	$37,036,282

COST OF GOODS SOLD	40,082,152	22,050,041

GROSS PROFIT	25,865,463	14,986,241

EXPENSES:
Selling expense	4,929,728	2,998,585
General and administrative (including non-cash stock compensation expense of $14,998,974 in 2008)	21,334,235	3,245,954
Research and development	217,698	104,502
Total Operating Expenses	26,481,661	6,349,041

(LOSS) INCOME FROM OPERATIONS	(616,198)	8,637,200

OTHER (INCOME) EXPENSE :
Other income, net	(1,145,208)	(371,633)
Interest and finance expense, net	486,946	528,498
Change in fair value of derivative instruments	(100,479)	-
Total Other (Income) Expense, net	(758,741)	156,865

INCOME BEFORE PROVISION FOR INCOME TAXES	142,543	8,480,335

INCOME TAX EXPENSE	4,379,388	1,337,743

NET (LOSS) INCOME	(4,236,845)	7,142,592

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,985,232	1,869,646

COMPREHENSIVE (LOSS) INCOME	$(1,251,613)	$9,012,238

EARNINGS (LOSS) PER SHARE:
Basic and diluted weighted average number of shares	45,974,427	40,003,550
Basic and diluted earnings (loss) per share	$(0.09)	$0.18

See report of independent registered public accounting firm
The accompanying notes are an integral part of these statements.

Table of Content

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total

BALANCE, December 31,2006	40,000,000	$40,000	$15,115,137	$-	$1,032,933	$9,419,029	$1,304,099	$26,911,198

Shares issued for reorganization on December 18, 2007	106,500	107	(107)					-

Capital contribution from shareholder			1,249,999					1,249,999

Net income						7,142,592		7,142,592

Adjustment to statutory reserve					716,668	(716,668)		-

Foreign currency translation adjustment							1,869,646	1,869,646

BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$-	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Shareholder contribution			1,317,095					1,317,095

Common stock issuance for cash at $1.788	16,778,603	16,779	25,712,271					25,729,050

Common stock issuance for real estate acquisition at $1.788	5,500,000	5,500	9,828,500	(9,834,000)				-

Stock compensation expense related to Make Good Escrow Agreement			14,998,974					14,998,974
								-
Shareholder contribution returned			(1,317,095)					(1,317,095)

Net income						(4,236,845)		(4,236,845)

Adjustment to statutory reserve					1,209,058	(1,209,058)		-

Foreign currency translation adjustment							2,985,232	2,985,232

BALANCE, December 31, 2008	62,385,103	$62,386	$66,904,774	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846

See report of independent registered public accounting firm
The accompanying notes are an integral part of these statements.

Table of Content

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) income	$(4,236,845)	$7,142,592
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	933,714	551,252
Amortization of intangible assets	68,506	18,917
Bad debt allowance	819,711	263,308
Gain on disposal of fixed assets	26,559	1,363
Change in fair value of derivatives	(100,479)	-
Debt forgiven as government grant	(264,060)	-
Stock compensation cost	14,998,974	-
Change in operating assets and liabilities:
Restricted cash due to export covenant	(53,193)	(39,238)
Note receivable	(864,900)	-
Accounts receivable-trade	(10,741,517)	(7,023,086)
Other receivables	(256,434)	(664,963)
Inventories	32,045	3,215,500
Advance on inventory purchases	(606,957)	(440,532)
Advance on inventory purchases-related party	(1,343,676)	-
Prepaid expenses	493,732	70,541
Accounts payable-trade	(269,003)	(2,886,075)
Other payables	(287,629)	2,032,192
Accrued liabilities	516,849	1,137,096
Customer deposits	120,439	589,965
Taxes payables	86,752	602,527
Net cash (used in) provided by operating activities	(927,412)	4,571,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(419,492)	(381,419)
Advance on equipment purchases	(1,654,128)	(311,992)
Purchases of plant and equipment	(3,194,387)	(628,934)
Construction in progress	(5,879,870)	(768,387)
Proceeds from sale of equipment	65,575	-
Net cash used in investing activities	(11,082,302)	(2,090,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	(105,616)	-
Restricted cash due to notes payable	(2,934,000)	-
Proceeds from/(repayments of) other payable-related party	(976,466)	880,977
Proceeds from/(repayments of) notes payable	2,883,000	(4,486,925)
Proceeds from short term debt	5,753,375	4,397,140
Proceeds from short term loans-related parties	457,436	139,939
Repayments of short term debt	(5,751,304)	(8,724,565)
Repayments of short term loans-related parties	(576,721)	-
Proceeds from long term debt	-	1,053,360
Shareholder contributions	-	1,249,999
Proceeds from private placement financing	26,688,246	-
Net cash provided by (used in) financing activities	25,437,950	(5,490,075)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	226,385	191,499

INCREASE (DECREASE) IN CASH	13,654,621	(2,817,949)

CASH and CASH EQUIVALENTS, beginning of year	2,773,262	5,591,211

CASH and CASH EQUIVALENTS, end of year	$16,427,883	2,773,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$571,139	$665,213
Cash paid for income taxes	$4,001,458	$1,005,265

See report of independent registered public accounting firm
The accompanying notes are an integral part of these statements.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 1 – Organization

China Valves Technology, Inc., (the “Company”), through its direct and indirect subsidiaries, focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). Our operations are headquartered in Kaifeng, Henan Province, PRC.

We were originally incorporated on August 1, 1997 in the State of Nevada. Our name has been changed several times over the years and, in May 2006, our name was changed to Intercontinental Resources, Inc. We had no active operations during the period from 2001 until December 18, 2007, when we filed with the Secretary of State for the state of Nevada a Certificate of Amendment to our Certificate of Incorporation changing our name to China Valves Technology, Inc.

Reverse Acquisition and Recapitalization

On December 18, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Exchange Agreement”) with China Valve Holding Limited (“China Valve Samoa”), a company incorporated under the laws of Samoa. China Valve Samoa was the owner of all of the outstanding capital stock of China Valve Holding Limited, a corporation incorporated under the laws of Hong Kong (“China Valve Hong Kong”). China Valve Hong Kong, in turn, was the owner of all of the outstanding equity interests in Henan Tonghai Valve Technology Co., Ltd., (“Henan Tonghai Valve”), a corporation incorporated under the laws of the PRC which in turn owned all of the outstanding equity interests in two entities (the “Operating Subsidiaries”), namely, Henan Kaifeng High Pressure Valve Co., Ltd., (“High Pressure Valve”) and Zhengzhou City Zhengdie Valve Co., Ltd., (“Zhengdie Valve”), both corporations incorporated under the laws of the PRC. The closing of the transaction took place on December 18, 2007 and resulted in the acquisition by the Company of China Valve Samoa and indirectly of the subsidiaries of China Valve Samoa (i.e., China Valve Hong Kong, Henan Tonghai Valve, and the Operating Subsidiaries). Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of China Valve Samoa from the China Valve Samoa shareholder for 40,000,000 shares, or 99.8% of the Company’s common stock. In addition, China Valve Samoa agreed to pay cash of $490,000 to Intercontinental Resources, Inc. pursuant to the terms of the Exchange Agreement. Of such amount, $300,000 was forwarded to Belmont Partners for its financial services rendered in the reverse merger transaction. Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reporting period. The merger transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby China Valve Samoa is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the historical financial statements for periods prior to December 18, 2007 are those of China Valve Samoa, including the Operating Subsidiaries (Zhengdie Valve and High Pressure Valve), except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

China Valve Samoa was incorporated on June 6, 2007 in Samoa and its principle activity was its investment in the Operating Subsidiaries. Prior to entry into the Exchange Agreement, China Valve Samoa undertook a group reorganization plan to comply with the regulations of the China State Administration of Foreign Exchange and to facilitate a reverse merger of the Operating Subsidiaries with a U.S. public shell. As part of the original acquisition of the Operating Subsidiaries, China Valve Samoa’s wholly owned subsidiary, China Valve Hong Kong, which was incorporated on June 11, 2007, established Henan Tonghai Valve, a wholly-owned subsidiary in the PRC, on September 5, 2007.  Neither China Valve Samoa nor China Valve Hong Kong had any active business operations other than their ownership of Henan Tonghai Valve.  Henan Tonghai Valve acquired 100% of the equity of the Operating Subsidiaries (High Pressure Valve and Zhengdie Valve) from Mr. Siping Fang, the Chief Executive Officer of the Company, and the other individual owners of those companies.  The owners of the Operating Subsidiaries and of China Valve Samoa and their respective interests, before and after this reorganization, were as follows:

Before re-organization:
	High Pressure Valve	Zhengdie Valve
Siping Fang	67%	84%
Xiuying Wei	33%	-
Binjie Fang	-	16%
	100%	100%
After re-organization:
	China Valve Samoa
Siping Fang	100%
Xiuying Wei	-
Binjie Fang	-
	100%

Ms. Xiuying Wei is the spouse of Mr. Siping Fang and Mr. Binjie Fang is the son of Mr. Siping Fang. As part of the re-organization, the parties agreed that ownership of China Valves Samoa would be held by Mr. Siping Fang. Mr. Siping Fang controlled the Operating Subsidiaries both before and after the re-organization. The family members are considered to be part of the same control group and the transfer of the interests of Mr. Siping Fang’s spouse and son was a matter of convenience, for which no consideration was exchanged. Accordingly, the acquisition of the Operating Subsidiaries by Henan Tonghai Valve was considered to be a transaction between entities under common control.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Restructuring Plan

Subsequent to entry into the Exchange Agreement, the Company undertook a restructuring plan intended to ensure compliance with regulatory requirements of the PRC. Under that plan, on April 1 and 3, 2008, the Company transferred 100% of the equity of the Operating Subsidiaries back to Sipang Fang and the other original owners, with the intention that Sipang Fang would transfer the Operating Subsidiaries to a new entity controlled by Mr. Bin Li (a Canadian citizen and Mr. Siping Fang’s cousin), and that Mr. Li would then sell such entity to the Company, thereby allowing the Company to reacquire legal ownership of the Operating Subsidiaries.

Under the restructuring plan, on April 10, 2008, Mr. Fang, the Company’s Chief Executive Officer and President, sold 24,300,000 shares of the Company’s common stock beneficially owned by him and which he had received in the merger transaction described above, to Mr. Li for HK$10,000. In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HK$10,000 note. The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company. However following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement, as follows: (1) 12,150,000 shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (2) 4,050,000 shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (3) 4,050,000 shares when the Operating Subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for six months ended June 30, 2008; and (4) 4,050,000 of the Shares when the Operating Subsidiaries achieve not less than $7,232,500 in pre tax profits, as determined under GAAP, for the fiscal year ended December 31, 2008. Conditions (3) and (4) have been met. The shares under the Earn-In Agreement are also the subject of a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement – see Note 12.

In accordance with the restructuring plan, Mr. Li established China Fluid Equipment Holdings Limited (“China Fluid Equipment”) on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”). On June 30, 2008, Henan Tonghai acquired the Operating Subsidiaries from Mr. Fang and the other original owners. The acquisitions were consummated under the laws of the PRC. The former Hong Kong holding company, China Valve Hong Kong and its subsidiary Henan Tonghai Valve, which no longer hold any assets, are now dormant. On July 31, 2008, the Company and Mr. Li completed the restructuring plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HK$10,000 (approximately $1,281). As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries. During the time that the operating subsidiaries were held by the original owners as part of the restructuring plan, Siping Fang made an additional capital contribution of $1,317,095 to Zhengdie Valve which, subsequent to the reacquisition of the subsidiaries, is to be returned to him (see Note 11).

As part of these restructuring transactions, no significant amounts were paid to or received from Mr. Fang or Mr. Li. Mr. Li was not at risk during these transactions and no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this restructuring, Mr. Fang continued to serve as Chairman and Chief Executive of the Company and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the restructuring. The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the restructuring arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company. However, those shares are also subject to a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement and their release from that escrow may require us to recognize compensation cost – see Note 12.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

New Company

On November 17, 2008, the Company’s subsidiary, China Fluid Equipment established a new holding company, Tai Zhou Tai De Valve Co., Ltd. for the purpose of acquiring new valve manufacturing companies. The newly established company’s approved registered capital is $1,199,980 (RMB 8,201,520), which has been received from China Fluid Equipment as of December 31, 2008.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 50,000,000	$6,454,174	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co. , Ltd.	PRC	RMB 8,201,520	$1,199,980	100% Indirectly	Holding Company
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	RMB 146,793,400	$21,500,000	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	HKD 10,000	$1,282	100% Directly	Holding Company

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

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

 REVENUE RECOGNITION

The Company’s revenue recognition policies are in accordance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 18 months, to guarantee product quality. Historically, the Company has experienced very few actual warranty claims resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of the products. Inbound freight costs and purchasing are included in direct material costs. Manufacturing overhead includes expenses such as indirect labor, depreciation as it relates to the cost of production, rent, utilities, receiving costs, and equipment maintenance and repairs.

SHIPPING AND HANDLING

Shipping and handling for raw materials purchased are included in inventory costs. Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $289,805 and $336,852 for the years ended December 31, 2008, and 2007, respectively.

SELLING EXPENSE

Selling expense includes transportation expense, advertising, salaries, conference fees and sales commissions.

GENERAL AND ADMINSTRATIVE EXPENSE

General and administrative expenses include insurance expense, administrative and management salaries, bad debt expense, depreciation, rent, travel expense, welfare expense, office expenses, meal and entertainment expense, conference expense, and repairs and maintenance expense.

ADVERTISING

Advertising costs are expensed as incurred and totaled $49,918 and $29,413 for the years ended December 31, 2008, and 2007, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and its Operating Subsidiaries, High Pressure Valve and Zhengdie Valve, is the Chinese Renminbi (RMB).

For those entities whose functional currency is other than the US dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,158,977 and $3,173,745 as of December 31, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 and 2007 were translated at 6.82 RMB and 7.29 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the years ended December 31, 2008 and 2007 were 6.94 RMB and 7.59 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill, patents and software.  The Company records goodwill when the purchase price of the net assets acquired exceeds their fair value. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore costs are not amortized but reviewed for impairment.  Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management believes that five years is the estimated useful life of the patents currently owned by the Company. Software is amortized over 10 years, its estimated useful life.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of its long-lived assets, including intangibles, for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2008, the Company determined no impairment charges were necessary.

INVENTORY

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.

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

INCOME TAXES

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and 2007.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

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

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash in held escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 12. Restricted cash amounted to $3,191,237and $40,856 as of December 31, 2008 and 2007, respectively.

CONCENTRATION RISKS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, restrictions on currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2008 and 2007, the Company’s cash and restricted cash balances, totaling $11,984,233 and $2,814,118, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 21% and 38% of the Company’s total purchases for the years ended December 31, 2008 and 2007, respectively. Five major customers represented approximately 13% and 10% of the Company’s total sales for the years ended December 31, 2008 and 2007.

FINANCIAL INSTRUMENTS

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. Management believes that the carrying amounts of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, other payables and lines of credit approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.  Additionally, the stated rate on the line of credit is consistent with rates currently available, and therefore, management concluded the carrying value was equivalent to fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

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

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Under SFAS 133, EITF 00-19 and EITF 07-5, the Company’s warrants are recorded as a liability at fair value and marked to market each reporting period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997.  There is no quoted or observable market price for these investments; therefore, the Company used level 3 inputs for its valuation methodology.  Based on its proportionate share of the underlying book value of the investees, the Company believes the fair value of the investments is at least equal to the original cost. The determination of the fair value was based on the capital investment that the Company contributed.  There has been no change in the carrying value since inception, other than the effects of translating the balances to US dollars.

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant liability	$924,291			$924,291
Investments	$764,515			$764,515

Except for the warrant liability and investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with SFAS 157.

ACCOUNTS RECEIVABLE

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

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

All per share data including earnings per share has been retroactively restated to reflect the merger on December 18, 2007 as if it had occurred at the beginning of 2007. For the years ended December 31, 2008 and 2007, basic and diluted (loss) earnings per share amount to $(0.09) and $0.18, respectively.

At December 31, 2008, 1,274,497 warrants, whose weighted average exercise price is $2.60, are excluded from the calculation of diluted earnings per share because of their anti-dilutive nature.

As described in Notes 10, 11 and 12, on August 26, 2008, the Company issued 5,500,000 shares as consideration for the transfer to the Company of certain land use rights and property.  The shares are currently in escrow, pending PRC governmental approval of the transfer.  In the event that governmental approval is not obtained, the shares will be returned to the Company.  In accordance with SFAS 128, outstanding common shares that are contingently returnable (that is, subject to recall) are treated in the same manner as contingently issuable shares.  Contingently issuable shares are considered outstanding for earnings per share based on the assumption that the current status of the condition will remain unchanged until the end of the contingency period; accordingly, the 5,500,000 shares are currently excluded in the calculation of the Company’s earnings per share.  On March 6, 2009, the land use rights and property were transferred to the Company, thus resolving the contingency. For the year ended December 31, 2008, the shares have continued to be excluded from diluted earnings per share because their effect is anti-dilutive. For periods beginning after December 31, 2008, they will be included in diluted earnings per share as of the beginning of the period (assuming their effect is not anti-dilutive) and in basic earnings per share on a weighted-average basis from the date the contingency was resolved.

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $764,515 and $714,485 as of December 31, 2008 and 2007, respectively.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment of long term investments in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of December 31, 2008, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2008 and 2007, customer deposits amounted to $3,129,708 and $2,810,352, respectively.

STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available.

The Company follows the guidance in EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. All warrants issued by the Company are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that are used for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  The Company adopted FSP EITF 07-3 and expenses any nonrefundable advance payment when the research and development is performed.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have any effect on the Company’s consolidated financial statements.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

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

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the “GAAP hierarchy”). SFAS 162 did not have any effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have any impact on the Company’s financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified certain items in the Statements of Cash Flows, the effect of which were as follows:

	Year ended December 31, 2007
	As Originally Reported	As Revised
Cash Flows from Operating Activities:
Accounts receivable – trade	(6,704,495)	(7,023,086)
Prepaid expenses	(277,882)	70,541
Other payables	1,831,323	2,032,192
Accrued liabilities	974,596	1,137,096
Other items	8,354,616	8,354,616
Net cash provided by operating activities	4,178,158	4,571,359

Cash Flows from Investing Activities:
Other items	(2,090,732)	(2,090,732)
Net cash used in investing activities	(2,090,732)	(2,090,732)

Cash Flows from Financing Activities:
Proceeds from short-term debt	4,747,066	4,397,140
Repayment of notes payable	(4,309,215)	(4,486,925)
Other items	(5,400,290)	(5,400,290)
Net cash used in financing activities	(4,962,439)	(5,490,075)

Effects of exchange rate changes on cash	57,064	191,499

Decrease in cash and cash equivalents	(2,817,949)	(2,817,949)

Cash and cash equivalents, beginning of year	5,591,211	5,591,211

Cash and cash equivalents, end of year	2,773,262	2,773,262

The Company also reclassified $2,275,010 from office equipment to buildings and improvements.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	December 31, 2008	December 31, 2007

Buildings and improvements	$3,291,978	$2,275,010
Machinery	13,569,698	10,163,141
Motor vehicles	1,638,036	1,519,634
Office equipment	465,922	370,246
Construction in progress	5,600,335	239,059
	24,565,969	14,567,090
Less: Accumulated depreciation	(8,381,075)	(7,043,302)
	$16,184,894	$7,523,788

Depreciation expense was $933,714 and $551,252 for the years ended December 31, 2008 and 2007, respectively. Capitalized interest amounted to $84,974 and $117,446 as of December 31, 2008 and 2007, respectively.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two companies engaged in the production of valves.  As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. The change in the carrying value of goodwill is due solely to currency translation.

Intangible assets consist of the following:

	December 31, 2008	December 31, 2007

Patents	$191,088	$96,969
Software	723,038	397,149
	914,126	494,118
Less: Accumulated amortization	(90,795)	(58,485)
	$823,331	$435,633

Amortization expense was $68,506 and $18,917 for years ended December 31, 2008 and 2007, respectively. For each of the upcoming five years, estimated amortization expense is expected to be approximately $68,500 per year.

Note 5 - Inventories

	December 31, 2008	December 31, 2007

Raw materials	$2,451,477	$2,393,230
Work-in-progress	1,853,317	666,897
Finished goods	6,939,648	7,478,960
	$11,244,442	$10,539,087

As of December 31, 2008, the Company determined the carrying amount of raw materials exceeded realized value; therefore, $159,078 was written down, and the amount has been included in cost of goods sold for 2008  There was no inventory allowance for 2007.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	December 31, 2008	December 31, 2007

Total accounts receivable	29,824,322	17,622,918
Allowance for bad debts	(1,163,457)	(274,167)
Accounts receivable, net	28,660,865	17,348,751
Accounts receivable – non-current retainage	(2,541,418)	(559,368)
Accounts receivable – current	$26,119,447	$16,789,383

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At December 31, 2008 and 2007, retainage held by customers included in the Company’s accounts receivable is as follows:

	December 31, 2008	December 31, 2007

Retainage
Current	$1,194,025	$1,264,062
Non-current	2,541,418	559,368
Total retainage	$3,735,443	$1,823,430

The following represents the changes in the allowance for doubtful accounts:

	December 31, 2008	December 31,2007

Balance, beginning of the period	$274,167	$-
Additions to the reserve	819,711	263,308
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment	69,579	10,859
Balance, end of the period	$1,163,457	$274,167

Note 7 – Loans

SHORT TERM LOANS:	December 31, 2008	December 31, 2007

Commercial Bank of Zhengzhou City
Due May 2009. Monthly interest only payment at
0.93375% per month guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$396,090	$370,170

Commercial Bank of Zhengzhou,
Due May 2009. Monthly interest only payment at 0.93375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,467,000	1,371,000

Unrelated third parties, non-secured, non-interest
Bearing, due on demand	1,058,061	991,178

Citic bank, Zhengzhou branch
Due June, 2009. Monthly interest only payment at 8.217%
per annum, guaranteed by Kaifeng Cast Iron Co., Ltd.	2,934,000	2,742,000

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	547,191	511,383

Local Bureau of Finance, Kaifeng City.
No expiration date. Monthly interest only payment at
2.55% per annum	264,018	246,780

Special Payable to China National Development Committee.
No expiration date and non-interest bearing.	-	246,780

Zhengzhou Shangjie Credit Union
Due July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,173,600	-
Total short term loans	$7,839,960	$6,479,291

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

LONG TERM LOANS:

Zhengzhou Shangjie Credit Union
Due July, 2009. Monthly interest only at 0.84375%
per month, guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	$-	$1,096,800

Total interest expense for the years ended December 31, 2008 and 2007 amounted to $446,075 and $595,504 respectively.

As of December 31, 2008, there are no restrictive covenants related to the loans stated above.

Note 8 - Income taxes

The Company conducts all its operating business through its two subsidiaries in China. The two subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise was located in specially designated regions for which more favorable effective tax rates apply.  Beginning January 1, 2008, China has unified the corporate income tax rate on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

The Company’s subsidiary High Pressure Valve was exempt from income tax in 2007 due to a Kaifeng city tax incentive for companies to privatize. However, starting in 2008, both High Pressure Valve and Zhengdie Valve are subject to an income tax at an effective rate of 25%.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	Year Ended December 31
	2008	2007
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33
China income tax exemption	-	(17)
Total provision for income taxes	25%	16%

In 2008, the Company incurred a non-cash charge for stock compensation expense of $14,998,974, which is not deductible for tax purposes.  After adjusting for this item, the Company's effective rate for 2008 was 28.9%, which exceeds the China income tax rate of 25% because of certain other non-deductible expenses.  In 2007, the Company's effective rate was 15.8%, compared with the combined state and local income tax rate of 33%, as a result of the Kaifeng City tax incentive.  The estimated tax savings for the year ended December 31, 2007 as a result of the Kaifeng city tax incentive amounted to $1,460,768. The net effect on earnings per share had the income tax been applied would be to decrease basic earnings per share from $0.18 to $0.14 for the year ended December 31, 2007.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

VAT on sales and VAT on purchases in China amounted to $5,171,585 and $5,005,003, respectively, for the year ended December 31, 2008 and $6,160,529 and $4,340,131, respectively, for the year ended December 31, 2007. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes were not impacted by the Kaifeng city tax incentive.

Taxes payable consisted of the following:

	December 31,2008	December 31,2007
VAT	$167,500	$875,845
Income tax	924,291	179,252
Other taxes	135,547	9,415
Total taxes payable	$1,227,338	$1,064,512

Note 9 – Statutory reserves

The laws and regulations of the People’s Republic of China require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund.

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended December 31, 2008 and 2007, the Company transferred $1,209,058 and $716,668 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.

Note 10 - Operating leases

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012.

The Company’s subsidiary, High Pressure Valve, previously leased factory facilities from Kaifeng High Pressure Valve  Steel Casting Limited Liabilities Company (the “Casting Company”) under a month-to-month arrangement.  On August 26, 2008, the Company entered into a Real Estate Transfer agreement with the Casting Company and its shareholder Mr. Bin Fang (see Notes 11 and 12).  Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. Under the Real Estate Transfer Agreement, the Company purchased from the Casting Company the land use rights and factory facilities that it currently leases.  The Company placed 5,500,000 shares of common stock in escrow, to be released to Mr. Bin Fang when the Real Estate Transfer is completed, in consideration for his agreement to have the Casting Company transfer the land use rights and facilities to the Company.  Because the transfer of the land use rights and facilities requires governmental approval in the PRC, which it was expected could take up to ten months to obtain, the Company entered into a new lease agreement with the Casting Company, effective August 26, 2008 until High-Pressure Valve acquires title to the Real Estate from the Casting Company in accordance with the Real Estate Transfer agreement.  For the year ended December 31, 2008, lease rentals due to the Casting Company amounted to $337,500.  The transfer of the title to the Real Estate was completed on March 6, 2009 and the Company is in the process of arranging the release of the shares in escrow to Mr, Bin Fang.

For the years ended December 31, 2008 and 2007, total lease expense, including amounts included in cost of sales, was $670,509 and $305,334, respectively.

The future minimum lease payments at December 31, 2008, are as follows:

Amount
Year ending December 31, 2009	$333,009
Year ending December 31, 2010	333,009
Year ending December 31, 2011	333,009
Year ending December 31, 2012	333,009
Thereafter	-

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 11 – Related party transactions

The Company had the following significant related party transactions during the years ended December 31, 2008 and 2007:

The Company received advances from Mr. Siping Fang, our Chief Executive Officer, for cash flow purposes. As of December 31, 2008 and 2007 the outstanding amount due to Mr. Fang was $658,367 and $2,848,032, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash upon demand. In 2007, Siping Fang contributed $1,249,999 to the Company’s subsidiary, Zhengdie Valve, to fulfill its PRC registered capital requirement.  In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Note 1 – Restructuring Plan), Siping Fang contributed a further RMB 10 million ($1,317,095) to Zhengdie Valve to enable them to meet their approved PRC registered capital requirements.  Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang.  At December 31, 2008, the $1,317,095 (RMB 10 million) due to Mr. Fang, together with the $658,367 due to Mr. Fang for working capital advances as described above, totaled $1,975,462 at December 31, 2008.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum due on demand. Loans from employees amounted to $131,263 and $671,188 as of December 31, 2008 and 2007, respectively. The Company borrowed money from various family members of Mr. Siping Fang for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. As of December 31, 2008, these loans amounted to $465,528.

As discussed in Note 10, on August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. As the transfer will take approximately ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “Lease Agreement”) pursuant to which the Casting Company agreed to lease to High Pressure Valve the portion of the Real Estate used by it, at an annual rental of $450,000 until the latter acquires title to the Real Estate.  In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $80,000 for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.  That leaseback agreement may be extended by mutual agreement of the parties.  The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it will be accounted for as fixed assets and depreciated over its estimated useful lives.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “Real Estate Escrow Agreement”), pursuant to which the Company placed in escrow for Mr. Fang or his designee, 5,500,000 shares of the Company’s common stock (the “Real Estate Shares”) in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. As a result of the transfer of the Real Estate on March 6, 2009, the Company is in the process of arranging for the shares to be released from escrow to Mr. Bin Fang.

As a result of the Company’s issuance of contingent shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party. On August 26, 2008, High Pressure Valve and the Casting Company, which is our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years.  The agreement does not require High Pressure Valve to purchase any minimum volume or value of products.  Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices. As of December 31, 2008, advances on inventory purchases to the Casting Company amounted to $1,367,446.

Note 12 – Shareholders' equity

Private Placement Financing

On August 26, 2008, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors.  Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 16,778,523 shares of the Company’s common stock, representing approximately 29.5% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $30 million, or $1.788 per share.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As a condition precedent to the private placement transaction contemplated by the Securities Purchase Agreement, the Company and the Investors also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company was obligated to file a registration statement under the Securities Act of 1933 on Form S-1 covering the resale of the Shares and any other shares of common stock issued to the Investors under the Securities Purchase Agreement within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 135th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. The Company later obtained an extension from the investors providing that the registration agreement should be effective no later than March 31, 2009. The Company expects the registration statement to be effective by March 31, 2009. If the registration statement is not declared effective by March 31, 2009, the Investors are entitled to liquidated damages equal to 1.0% of the aggregate contribution of each Investor for each 30-day period of delay, up to a maximum of 10% of the aggregate amount of the Purchase Price. The Company will account for any liquidated damages that may become payable in accordance with FSP EITF 00-19-2. At December 31, 2008, no liquidated damages have been accrued.

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

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) would be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement.

Pursuant to the Holdback Escrow Agreement, $1,500,000 of the Holdback Amount will be released to the Company upon the Company’s satisfaction of the covenant regarding the Qualified Board;  $1,500,000 of the Holdback Amount would be released to the Company upon the Company’s satisfaction of the covenant regarding the appointment of a Qualified CFO; and $150,000 of the Holdback Amount would be released to the Company upon the Company’s satisfaction of the covenant regarding the hiring of an investor relations firm and from time to time to cover the Company’s investor relations related expenses.

If the Company failed to satisfy the covenants regarding the Qualified Board and Qualified CFO (each such failure being referred to as a “Holdback Event”), then the Investors were entitled to liquidated damages equal to 1.0% of the aggregate contribution of each Investor on the date of each such Holdback Event (each, a “Holdback Event Date”) and on each monthly anniversary of such Holdback Event Date until the applicable Holdback Event was fulfilled. As of December 31 2008, $3,000,000 has been released from escrow upon satisfaction of the Qualified Board and Qualified CFO covenant. No liquidated damages were paid related to these covenants. As of December 31, 2008, $128,130 is left in the escrow account related to investor relations expenses to be incurred by the Company.

In connection with the Securities Purchase Agreement, on August 26, 2008, the Company also entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Bin Li (the “Pledgor”), the Investors, Brean Murray, Carret & Co., LLC and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010.  Pursuant to the Make Good Escrow Agreement, the Pledgor placed in escrow 25,166,064 shares of the Company’s common stock held by him, to be held for the benefit of the Investors. Of these shares, 24,300,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang, described in Note 1, and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the Investors or returned to the shareholder, depending on the fulfillment of specified earnings targets, The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497.  In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize compensation cost at that time equal to the then fair value of the shares returned, up to a total of 24,300,000 shares. For the year ended December 31, 2008, the Company’s net income (prior to any compensation charge related to release of the shares from escrow) was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company recorded non-cash compensation of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 8,388,688 shares. The Company’s common stock is currently thinly traded and therefore the Company does not believe that the prices at which such trades of the Company’s common stock as have occurred are necessarily reflective of the fair value of the shares released from escrow as of December 31, 2008. Accordingly, the Company has used the cash price of $1.788 paid by the Investors in the private placement to measure the compensation charge to be recorded as of December 31, 2008 as a result of the release of 8,388,688 shares to Bin Li.  If the earnings targets for 2009 and 2010 are met and the Company is thus required to record additional non-cash compensation charges for the release of shares from escrow to Bin Li, the Company will make a determination of the appropriate fair value of those shares at that time. No compensation charges will be recorded if the earnings targets are not met and the shares are released from escrow to the Investors.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Warrants

At the closing of the private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 1,174,497 shares of common stock. The warrants have a strike price equal to $2.1456 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.  Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of EITF 07-5 to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:  volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.  The value of the warrants was based on the Company’s common stock price of $1.788 on the date the warrants were issued.

The warrants were valued at $959,196 when they were issued on August 26, 2008; at December 31, 2008, the estimated fair value of the warrants was $877,223, resulting in a gain of $81,973, which was recorded in the Company’s income statement.

The Company issued warrants to purchase 100,000 shares at $3.00 per share, to CCG investors Relation Partners LLC on December 12, 2007 for one year of services to be provided. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The warrants were initially valued at $65,574, all of which was expensed in 2008. At December 31, 2008, these warrants were valued at $47,068 and we recorded a gain for the year ended December 31, 2008 related to these warrants of $18,506.

Warrants issued and outstanding, all of which are exercisable at December 31, 2008:
		Weighted	Average
	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Price	Life
Balance, December 31, 2006	-	-	-
Granted	100,000	$3.00	3.00
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	100,000	3.00	2.95
Granted	1,174,497	2.15	3.00
Forfeited	-
Exercised	-	-	-
Balance, December 31, 2008	1,274,497	$2.21	2.60

Stock Options

On November 4, 2008, the Company issued stock options to purchase 100,000 shares of the Company’s common stock at the price of $3.50 per share upon the appointment of Veronica Jing Chen as the Company’s CFO. Under the option agreement the options vested beginning one year after her employment date. However, effective February 1, 2009, Ms. Chen resigned as the CFO of the Company and all of her options are considered forfeited by the Company as of December 31, 2008.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Real Estate Transfer

As discussed in Notes 10 and 11, on August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve.  As consideration for the transfer of the real estate, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, pursuant to which the Company issued 5,500,000 shares of the Company’s common stock (the “Real Estate Shares”) in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. As the transfer was expected to take approximately ten months to complete with relevant Chinese government agencies, the shares were placed in escrow. On March 6, 2009, the transfer of the Real Estate was completed and the Company is in the process of arranging for the shares to be released from escrow to Mr. Bin Fang.   The Real Estate Transfer Agreement was negotiated contemporaneously with the Securities Purchase Agreement described above and was a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement. Accordingly, the 5,500,000 shares of common stock issued under the Real Estate Transfer Agreement were valued at $9,834,000 or $1.788 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement described above.  The market price of the Company’s common stock on August 26, 2008 was $5.00 per share.  However, the Company’s common stock is currently thinly traded and the Company believes that the cash price paid on that date by the accredited investors for their shares is a better indicator of the fair value of the shares issued under the Real Estate Transfer Agreement.

Note 13 - Geographic and product lines:

The Company sells valves, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all valves. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of SFAS 131, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Twelve months Ended December 31,
	2008	2007
	(in thousands)

Power supply	$16,263	$11,462
Petrochemical	14,808	9,728
Oil	-	-
Water supply	19,506	8,190
Metallurgy	6,460	3,858
Other areas	8,911	3,798
Total sales revenue	$65,948	$37,036

Net revenues from external customers by geographic areas:

	Twelve months Ended December 31,
	2008	2007
	(in thousands)

China	$62,076	35,557
International	3,872	1,479
Total sales revenue	$65,948	37,036

Note 14 – Legal proceedings

Before the reverse acquisition on December 18, 2007, Intercontinental Resources Inc. (the legal acquirer in our reverse acquisition) was sued by Merrill Lynch Canada, Inc., in British Columbia, Canada, in July 2000. A judgment was entered on May 12, 2003 in the Supreme Court of the State of New York, County of New York, in favor of the plaintiff and against the Company, for the sum of $40,786. In connection with the reverse acquisition, Intercontinental agreed to place $20,000 of the purchase price into escrow pending resolution of this suit.  The plaintiff accepted this amount in full satisfaction of the judgment and the $20,000 was paid from the escrow in June, 2008.

Table of Content

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 15 – Commitments and contingencies

The Company has a capital commitment of approximately $3.9 million for the construction of the new facility and acquisition of machinery in connection with the new plant as of December 31, 2008.

As described in Note 1, following our acquisition of China Valve Samoa (and indirectly, the Operating Subsidiaries) and in anticipation of our August 2008 private placement transaction, we developed a group reorganization plan to ensure that the manner in which we acquired our Operating Subsidiaries complied with PRC merger and acquisition (“M&A”) related regulations.  The group reorganization plan involved modifying our acquisition of our Operating Subsidiaries previously acquired as a result of our acquisition of China Valve Samoa and the concurrent re-acquisition of the Operating Subsidiaries through newly established entities incorporated by Bin Li (a Canadian citizen then unaffiliated with the Company, but who is the cousin of our Chairman Siping Fang) which entities were then transferred to the Company.

These M&A regulations were promulgated on August 8, 2006 by six Chinese regulatory agencies (including the PRC Ministry of Commerce (“MOFCOM”) and the China Securities Regulatory Commission (“CSRC”).  The jointly issued M&A regulations, known as Circular 10, were captioned “Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors” and they became effective on September 8, 2006.  Under Circular 10, an offshore special purpose vehicle (“SPV”) formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange.  Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer.  The group reorganization plan described in Note 1 was designed in consultation with our PRC legal advisors to ensure that the acquisition of the Operating Subsidiaries was completed in a manner that did not need us to obtain CSRC or MOFCOM approvals.

The Company did not obtain CSRC approval as the M&A rule does not apply to the Company’s corporate structure.  The M&A rule is applicable where an offshore company controlled by PRC companies or PRC citizens acquires a related PRC domestic company to prepare for future overseas listing.  However, the Company’s offshore company is not controlled by any PRC company or individual, as Siping Fang, the Company’s Chairman and Chief Executive Officer, who is a PRC citizen, sold all the shares of the Company’s common stock beneficially owned by him to Mr. Bin Li, a Canadian citizen, in April 2008, as described in Note 1. The transaction resulted in a change of control of the Company to Bin Li.  Similarly, the M&A rule does not apply when the three PRC shareholders of the Company’s Operating Subsidiaries sold their interests in the Operating Subsidiaries in June 2008 to Henan Tonghai Fluid, which was controlled by Bin Li.   When Bin Li transferred the shares of China Fluid Equipment, the Hong Kong holding company of Henan Tonghai Fluid, to the Company in June 2008, none of the companies involved in the transfer was controlled by a PRC citizen or a PRC company.  Therefore, the M&A rule also does not apply to the transfer of China Fluid Equipment to the Company. We are aware of several China-based US public companies that have undertaken similar reorganization plans in recent years. The CSRC and other PRC regulatory agencies have not imposed fines and penalties on these companies. Similarly, we believe it is only a remote possibility that the CSRC or other PRC regulatory agencies might impose fines and penalties on the Company and therefore we have not accrued any amount related to this contingency.

Note 16 – Subsequent event

As discussed in Note 12, on March 6, 2009, the land use right for the Real Estate was transferred from the Casting Company to High Pressure Valve. The Company is in the process of having the 5,500,000 shares released to Mr. Bin Fang.