Form 10-K/A
period 2008-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2009-03-24
CIK 1080360

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

China Valves Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to correct the date of the report of its independent registered public accounting firm on the Company's December 31, 2008 consolidated financial statements included in Item 8 of Part II of its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 19, 2009 (the “Original Filing”). No other revisions or amendments have been made to Part II, Item 8 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

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

CHINA VALVES TECHNOLOGY, INC.
March 23, 2009	By :/s/ Siping Fang
(Date Signed)	Siping Fang, President

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

Signature	Capacity	Date

/s/ Siping Fang	President, Director and Chief Executive Officer (Principal Executive Officer)	March 23 , 2009
Siping Fang

/s/ Renrui Tang	Chief Financial Officer (Principal Financial Officer and Principal Accounting	March 23 , 2009
Renrui Tang	Officer)

/s/ Peter Li	Director	March 23 , 2009
Peter Li

/s/ Zengbiao Yu	Director	March 23 , 2009
Zengbiao Yu

/s/ Binjie Fang	Chief Operating Officer and Director	March 23 , 2009
Binjie Fang

Table of Content

Exhibit Index

Exhibit No.	Description

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
March 15, 2009

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