Form 10-Q
period 2009-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2009-05-15
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q
_______________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,787,401 shares of common stock, par value $0.001 per share, outstanding on May 15, 2009.

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,293,066	$16,427,883
Restricted cash	3,907,304	3,191,237
Notes receivable	486,651	880,200
Accounts receivable, net of allowance for doubtful accounts of $1,722,542
and $1,163,457 as of March 31, 2009 and December 31, 2008, respectively	28,510,172	26,119,447
Other receivables	4,756,737	4,841,691
Inventories	10,568,485	11,244,442
Advances on inventory purchases	997,217	1,108,512
Advances on inventory purchases - related party	1,201,607	1,367,446
Prepaid expenses	10,432	52,921
Total current assets	66,731,671	65,233,779

PLANT AND EQUIPMENT, net	21,225,805	16,184,894

OTHER ASSETS:
Accounts receivable - retainage, long term	2,250,693	2,541,418
Advances on equipment purchases	2,384,532	2,001,733
Long term receivable	382,030	382,552
Goodwill - purchased	20,783,393	20,811,767
Intangibles, net of accumulated amortization	8,352,453	823,331
Other investments, at lower of cost or market	763,473	764,515
Total other assets	34,916,574	27,325,316

Total assets	$122,874,050	$108,743,989

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$6,405,859	$6,630,574
Short term loans	8,001,085	7,839,960
Short term loans - related parties	864,406	596,791
Other payables	4,086,966	4,453,881
Other payable - related party	1,505,198	1,975,462
Notes payable	3,662,500	2,934,000
Accrued liabilities	2,181,520	2,382,138
Customer deposits	3,668,903	3,129,708
Taxes payable	1,731,009	1,227,338
Warrant liabilities	568,279	924,291
Total current liabilities	32,675,725	32,094,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized;
62,787,401 shares and 62,385,103 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	62,788	62,386
Additional paid-in-capital	67,660,384	66,904,774
Common stock subscription receivable	-	(9,834,000)
Statutory reserves	3,400,514	2,958,659
Retained earnings	12,924,546	10,399,050
Accumulated other comprehensive income	6,150,093	6,158,977
Total shareholders' equity	90,198,325	76,649,846

Total liabilities and shareholders' equity	$122,874,050	$108,743,989

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)
	2009	2008
SALES	$17,242,546	$12,982,947

COST OF GOODS SOLD	8,921,812	7,879,427

GROSS PROFIT	8,320,734	5,103,520

OPERATING EXPENSES:
Selling	1,114,937	1,007,326
General and administrative	2,561,608	1,580,088
Research and development	5,679	52,543
Total operating expenses	3,682,224	2,639,957

INCOME FROM OPERATIONS	4,638,510	2,463,563

OTHER (INCOME) EXPENSE :
Other income, net	(86,705)	(91,548)
Interest and finance expense, net	71,449	133,828
Change in fair value of warrant liabilities	400,000	-
Total other expense, net	384,744	42,280

INCOME BEFORE PROVISION FOR INCOME TAXES	4,253,766	2,421,283

INCOME TAX EXPENSE	1,286,415	660,953

NET INCOME	2,967,351	1,760,330

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss)/gain	(8,884)	1,587,562

COMPREHENSIVE INCOME	$2,958,467	$3,347,892

EARNINGS PER SHARE:
Basic and diluted weighted average number of shares	57,782,357	40,003,550
Basic and diluted earnings per share	$0.05	$0.04

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	40,106,500	$40,107	$16,365,029	$-	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Net income						1,760,330		1,760,330

Adjustment to statutory reserve					188,407	(188,407)		-

Foreign currency translation adjustment							1,587,562	1,587,562

BALANCE, March 31, 2008, unaudited	40,106,500	$40,107	$16,365,029	$-	$1,938,008	$17,416,876	$4,761,307	$40,521,327

Shareholder contribution			1,317,095					1,317,095

Common stock issuance for cash at $1.788	16,778,603	16,779	25,712,271					25,729,050

Common stock issuance for real estate acquisition at $1.788	5,500,000	5,500	9,828,500	(9,834,000)				-

Stock compensation expense relatedto Make Good Escrow Agreement			14,998,974					14,998,974
								-
Shareholder contribution returned			(1,317,095)					(1,317,095)

Net income						(5,997,175)		(5,997,175)

Adjustment to statutory reserve					1,020,651	(1,020,651)		-

Foreign currency translation adjustment							1,397,670	1,397,670

BALANCE, December 31, 2008	62,385,103	$62,386	$66,904,774	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846

Cashless exercise of warrants	402,298	402	755,610					756,012

Release of shares in escrow related to common stock issued for real estate acquisition	-		-	9,834,000				9,834,000

Net income						2,967,351		2,967,351

Adjustment to statutory reserve					441,855	(441,855)		-

Foreign currency translation adjustment							(8,884)	(8,884)

BALANCE, March 31, 2009, unaudited	62,787,401	$62,788	$67,660,384	$-	$3,400,514	$12,924,546	$6,150,093	$90,198,325

 The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,967,351	$1,760,330
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	308,066	194,392
Amortization	23,234	15,065
Bad debt provision	795,771	215,957
(Gain) loss on disposal of fixed assets	(46,514)	16,665
Change in fair value of warrant liabilities	400,000	-
Change in operating assets and liabilities:
Note receivable	392,376	(10,483)
Accounts receivable-trade	(2,699,929)	(3,302,280)
Other receivables	(156,704)	(628,599)
Inventories	660,672	2,470,209
Advance on inventory purchases	109,791	(797,524)
Advance on inventory purchases-related party	163,986	-
Prepaid expenses	42,420	(77,683)
Accounts payable-trade	(215,690)	(387,849)
Other payables	(360,868)	1,857,575
Accrued liabilities	(197,383)	(179,479)
Customer deposits	543,499	(851,502)
Taxes payables	505,379	(266,792)
Net cash provided by operating activities	3,235,457	28,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance on equipment purchases	(385,554)	(349,006)
Purchases of plant and equipment	(1,243,333)	(74,559)
Construction in progress	(1,801,017)	(24,323)
Proceeds from sale of equipment	-	19,567
Net cash used in investing activities	(3,429,904)	(428,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	(105,616)	-
Restricted cash due to notes payable	(614,851)	-
Repayments of other payable-related party	(467,603)	(650,465)
Proceeds from notes payable	732,550	-
Proceeds from short term debt	171,826	1,146,114
Proceeds from short term loans-related parties	268,447	-
Repayments of short term debt	-	(1,529,130)
Repayments of short term loans-related parties	-	(25,336)
Net cash used in by financing activities	(15,247)	(1,058,817)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	74,877	122,947

DECREASE IN CASH	(134,817)	(1,336,189)

CASH and CASH EQUIVALENTS, beginning	16,427,883	2,773,262

CASH and CASH EQUIVALENTS, ending	$16,293,066	1,437,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$138,133	$168,743
Cash paid for income taxes	$1,324,470	$1,925,652
Additional Non-cash investing and financing activities
Cashless exercise of warrants	$515,735	$-
Common stock issued for real estate acquisition	$9,834,000	$-

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1 – Organization

China Valves Technology, Inc., (the “Company”), is incorporated in Nevada in August 1997. Through its direct owned subsidiary China Valve Samoa, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). Our operations are headquartered in Kaifeng, Henan Province, PRC.

China Valve Samoa was incorporated on June 6, 2007 in Samoa and its principle activity was its investment in all of the outstanding capital stock of China Valve Holding Limited, a corporation incorporated under the laws of Hong Kong (“China Valve Hong Kong”). China Valve Hong Kong, in turn, was the owner of all of the outstanding equity interests in Henan Tonghai Valve Technology Co., Ltd., (“Henan Tonghai Valve”), a corporation incorporated under the laws of the PRC which in turn owned all of the outstanding equity interests in two entities (the “Operating Subsidiaries”), namely, Henan Kaifeng High Pressure Valve Co., Ltd., (“High Pressure Valve”) and Zhengzhou City Zhengdie Valve Co., Ltd., (“Zhengdie Valve”), both corporations incorporated under the laws of the PRC.

RESTRUCTURING PLAN

The Company undertook a restructuring plan intended to ensure compliance with regulatory requirements of the PRC. Under that plan, on April 1 and 3, 2008, the Company transferred 100% of the equity of the Operating Subsidiaries back to Sipang Fang, the Company’s majority shareholder, Chief Executive Officer and President  and the other original owners, with the intention that Sipang Fang would transfer the Operating Subsidiaries to a new entity controlled by Mr. Bin Li (a Canadian citizen and Mr. Siping Fang’s cousin), and that Mr. Li would then sell such entity to the Company, thereby allowing the Company to reacquire legal ownership of the Operating Subsidiaries.

Under the restructuring plan, on April 10, 2008, Mr. Sipang Fang, the, sold 24,300,000 shares of the Company’s common stock beneficially owned by him to Mr. Li for HK$10,000 (approximately $1,281). In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HK$10,000 note. The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company. However following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement, as follows: (1) 12,150,000 shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (2) 4,050,000 shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (3) 4,050,000 shares when the Operating Subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for six months ended June 30, 2008; and (4) 4,050,000 of the Shares when the Operating Subsidiaries achieve not less than $7,232,500 in pre tax profits, as determined under GAAP, for the fiscal year ended December 31, 2008. Conditions (3) and (4) have been met. The shares under the Earn-In Agreement are also the subject of a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement (see Note 12).

In accordance with the restructuring plan, Mr. Li established China Fluid Equipment Holdings Limited (“China Fluid Equipment”) on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”). On June 30, 2008, Henan Tonghai acquired the Operating Subsidiaries from Mr. Fang and the other original owners. The acquisitions were consummated under the laws of the PRC. The former Hong Kong holding company, China Valve Hong Kong and its subsidiary Henan Tonghai Valve, which no longer hold any assets, are now dormant. On July 31, 2008, the Company and Mr. Li completed the restructuring plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HK$10,000. As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries. During the time that the operating subsidiaries were held by the original owners as part of the restructuring plan, Siping Fang made an additional capital contribution of $1,317,095 to Zhengdie Valve which, subsequent to the reacquisition of the subsidiaries, is to be returned to him (see Note 11).

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

As part of these restructuring transactions, no significant amounts were paid to or received from Mr. Fang or Mr. Li. Mr. Li was not at risk during these transactions and no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this restructuring, Mr. Fang continued to serve as Chairman and Chief Executive of the Company and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the restructuring. The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the restructuring arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company. However, those shares are also subject to a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement and their release from that escrow may require us to recognize compensation cost – see Note 12.On November 17, 2008, the Company’s subsidiary, China Fluid Equipment established a new holding company, Tai Zhou Tai De Valve Co., Ltd. for the purpose of acquiring new valve manufacturing companies. The newly established company’s approved registered capital is $3,000,000 (RMB 20,468,819), which has been received from China Fluid Equipment as of March 31, 2009.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 50,000,000	$6,454,174	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co. , Ltd.	PRC	RMB 20,468,819	$3,000.000	100% Indirectly	Holding Company
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	RMB 146,793,400	$21,500,000	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	HKD 10,000	$1,282	100% Directly	Holding Company

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

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K

USE OF ESTIMATES

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

COST OF GOODS SOLD

Cost of goods sold consists primarily of direct material costs, direct labor costs, direct depreciation and related direct expenses attributable to the production of the products. Inbound shipping and handling costs and purchasing are included in direct material costs. Manufacturing overhead includes expenses such as indirect labor, depreciation as it relates to the cost of production, rent, utilities, receiving costs, and equipment maintenance and repairs.

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $109,094 and $28,444 for the three months ended March 31, 2009, and 2008, respectively.

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

ADVERTISING

Advertising costs are expensed as incurred and totaled $6,505 and $13,755 for the three months ended March 31, 2009, and 2008, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries, High Pressure Valve and Zhengdie Valve, is the Chinese Renminbi (RMB).

For those entities whose currency is other than the US dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at March 31, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.15 RMB to $1.00, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to thirty years.

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided until construction is completed and the asset is ready for its intended use. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

INTANGIBLE ASSETS

Intangible assets consist of goodwill, patents, software and land use right. The Company records goodwill when the purchase price of the net assets acquired exceeds their fair value. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore costs are not amortized but reviewed for impairment.  Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management believes that five years is the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 years. Software is amortized over 10 years, its estimated useful life.

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2009, the Company determined no impairment charges were necessary.

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

INCOME TAXES

The Company applies SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) for accounting for income taxes.  SFAS 109 requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of March 31 2009 and December 31, 2008.

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
March 31, 2009
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

Under FIN 48, “Accounting for Uncertainty in Income Taxes,” a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash in held escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 12. Restricted cash amounted to $3,907,304 and $3,191,237 as of March 31, 2009 and December 31, 2008, respectively.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $18,594,233 and $11,984,233 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.
 .
Five major suppliers represented approximately 31% and 33% of the Company’s total purchases for the three months ended March 31, 2009 and 2008, respectively. Five major customers represented approximately 21% and 19% of the Company’s total sales for the three months ended March 31, 2009 and 2008.

FAIE VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and required fair value disclosure of those instruments. SFAS 157, “Fair Value Measurements” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

 The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. All warrants issued by the Company are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 12.

	Carrying Value as of March 31, 2009 (Unaudited)	Fair Value Measurements at March 31, 2009 using Fair Value Hierarchy (Unaudited)
		Level 1	Level 2	Level 3
Investments	$763,473			$763,473
Warrant liabilities	$568,279			$568,279

Except for the warrant liability and investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with SFAS 157.

RECEIVABLES

The Company’s business operations are conducted in the PRC by selling on various credit terms. Management reviews its receivables on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Known bad debts are written off against the allowance for doubtful accounts when identified. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

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

For the three months ended March 31, 2009 and 2008, basic and diluted earnings per share amount to $0.05 and $0.04, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

As described in Notes 10, 11 and 12, on August 26, 2008, the Company issued 5,500,000 shares as consideration for the transfer to the Company of certain land use rights and property.  The shares were in escrow, pending PRC governmental approval of the transfer for the year ended December 31, 2008.  In accordance with SFAS 128, outstanding common shares that are contingently returnable (that is, subject to recall) are treated in the same manner as contingently issuable shares. Therefore, the 5,500,000 shares were excluded from diluted earnings per share for the year ended December 31, 2008.  On March 6, 2009, the land use rights and property were transferred to the Company and the shares were released from escrow, thus resolving the contingency and the 5,500,000 shares have been included in basic and diluted earnings per share for the period ended March 31, 2009.

As described in Note 12, the placement agent, Brean Murray, Carret & Co., LLC converted 704,698 warrant shares to 402,298 shares of common stock on February 18, 2009. A total of $756,012 of carrying value and warrant liability had been reclassified into equity and have been included in basic and diluted earnings per share for the period ended March 31, 2009.

At March 31, 2009, 569,799 warrants, whose weighted average exercise price is $2.15, are excluded from the calculation of diluted earnings per share because of their anti-dilutive nature.

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $763,473 and $764,515 as of March 31, 2009 and December 31, 2008, respectively.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of March 31, 2009, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2009 and December 31, 2008, customer deposits amounted to $3,668,903 and $3,129,708, respectively.

STOCK BASED COMPENSATION

The Company applies SFAS 123R “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SAB 107 allows the “simplified” method to determine the term of employee options when other information is not available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified repayment of other payable – related party, totaled $650,465, from cash flows from operating activities to cash flows from financing activities in the Statement of Cash Flows.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Buildings and improvements	$6,832,920	$3,291,978
Machinery	13,797,601	13,569,698
Motor vehicles	1,687,902	1,638,036
Office equipment	543,550	465,922
Construction in progress	6,940,682	5,600,335
	29,802,655	24,565,969
Less: Accumulated depreciation	(8,576,850)	(8,381,075)
	$21,225,805	$16,184,894

Depreciation expense was $308,066 and $194,392 for the three months ended March 31, 2009 and 2008, respectively.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two companies engaged in the production of valves.  As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. The change in the carrying value of goodwill is due solely to currency translation.

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Patents	$190,828	$191,088
Software	722,052	723,038
Land use rights*	7,553,476	-
	8,466,356	914,126
Less: Accumulated amortization	(113,903)	(90,795)
	$8,352,453	$823,331
* Land use rights were transferred from the Casting Company under escrow agreement by issuing 5,500,000 shares of common stock. See Note 11 and 12 for details.

Amortization expense was $23,234 and $15,065 for the three months ended March 31, 2009 and 2008, respectively.

Note 5 - Inventories

	March 31, 2009	December 31, 2008
	(unaudited)
Raw materials	$2,022,194	$2,451,477
Work-in-progress	2,044,574	1,853,317
Finished goods	6,501,717	6,939,648
	$10,568,485	$11,244,442

There was no inventory write-down for the three months ended March 31, 2009. As of December 31, 2008, the Company determined the carrying amount of raw materials exceeded net realized value; therefore, $159,078 was written off, and the amount has been included in cost of goods sold for 2008.

Note 6 – Accounts receivable

Accounts receivable consists of the following:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

	March 31, 2009	December 31, 2008
	(unaudited)
Total accounts receivable	32,483,407	29,824,322
Allowance for bad debts	(1,722,542)	(1,163,457)
Accounts receivable, net	30,760,865	28,660,865
Accounts receivable – non-current retainage	(2,250,693)	(2,541,418)
Accounts receivable – current	$28,510,172	$26,119,447

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At March 31, 2009 and December 31, 2008, retainage held by customers included in the Company’s accounts receivable is as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Retainage
Current	$1,559,948	$1,194,025
Non-current	2,250,693	2,541,418
Total retainage	$3,810,641	$3,735,443
The following represents the changes in the allowance for doubtful accounts:

	March 31, 2009	December 31,2008
	(unaudited)
Balance, beginning of the period	$1,163,457	$274,167
Additions to the reserve	560,709	819,711
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment	(1,624)	69,579
Balance, end of the period	$1,722,542	$1,163,457

 Note 7 – Loans

SHORT TERM LOANS:	March 31, 2009	December 31, 2008
	(unaudited)
Short term loans from Commercial Bank of Zhengzhou City
Due May 2009, annual interest at 11.21%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$1,860,550	$1,863,090

Zhengzhou Shangjie Credit Union
Due July 2009, annual interest at 10.13%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,172,000	1,173,600

Citic bank, Zhengzhou branch
Due June 2009. annual interest at 8.22%,
guaranteed by Kaifeng Cast Iron Co., Ltd.	2,930,000	2,934,000

Unrelated third parties, non-secured, ranging from non-interest
Bearing to annual interest at 10.00%, due on demand	1,228,390	1,058,061

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	546,445	547,191

Local Bureau of Finance, Kaifeng City.
No expiration date, annual interest at 2.55% per annum	263,700	264,018
Total short term loans	$8,001,085	$7,839,960

Total interest incurred for the years ended March 31, 2009 and 2008 amounted to $93,849 and $133,828 respectively.
Capitalized interest amounted to $65,118 and $33,457 for the three months ended March 31, 2009 and 2008, respectively

As of March 31, 2009, there are no restrictive covenants related to the loans stated above.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

The Company’s operating subsidiaries, High Pressure Valve and Zhengdie Valve, are both subject to an income tax at an effective rate of 25%.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three month ended March 31
	2009	2008
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
Non-deductible expenses (1)	5	-
China income taxes	25	25
China income tax exemption	-	-
Total provision for income taxes	30%	25%

(1) The 5% represents the $481,545 general expenses incurred by China Valve Fluid, Hong Kong and $400,000 loss due to change in fair value of warrant liabilities, which are not deductible in PRC for the three months ended March 31, 2009.

VAT on sales and VAT on purchases in China amounted to $1,652,469 and $933,738, respectively, for the year ended March 31, 2009 and $1,963,538 and $701,834, respectively, for the year ended March 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Taxes payable consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
VAT	$718,731	$167,500
Income tax	930,168	924,291
Other taxes	82,110	135,547
Total taxes payable	$1,731,009	$1,227,338

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $16.7 million and $15.9 million as of March 31, 2009 and December 31, 2008, respectively.

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

Note 10 - Commitments and contingencies

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012.

The Company’s subsidiary, High Pressure Valve, previously leased factory facilities from Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) under a month-to-month arrangement.   On March 6, 2009, the transfer of the real estate title from the Casting Company to High pressure Valve was completed  and the Company has released the shares in escrow to Mr., Bin Fang, the Casting Company’s owner. As a result, High Pressure Valve no longer has rental expenses in 2009. See Note 11 for detailed discussion of the real estate transfer.

For the three months ended March 31, 2009 and 2008, total lease expense, including amounts included in cost of sales, was $85,708 and $128,853, respectively.

The future minimum lease payments at March 31, 2009, are as follows:

Amount
Year ending December 31, 2009	$257,102
Year ending December 31, 2010	342,810
Year ending December 31, 2011	342,810
Year ending December 31, 2012	342,810
Thereafter	-

The Company has a capital commitment of approximately $2.4 million for the construction of the new facility and acquisition of machinery in connection with the new plant.

Note 11 – Related party transactions

The Company had the following significant related party transactions during the three months ended March 31, 2009 and 2008:

The Company received advances from Mr. Siping, Fang, our Chief Executive Officer, for cash flow purposes. As of March 31, 2009 and December 31, 2008, the outstanding amount due to Mr. Fang was $188,103 and $658,367, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash upon demand. In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Note 1 – Restructuring Plan), Siping Fang contributed $1,317,095 to Zhengdie Valve to enable them to meet their approved PRC registered capital requirements. Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang. The $1,317,095 due to Mr. Fang, together with the $188,103 and $658,367 due to Mr. Fang for working capital advances as described above, totaled $1,505,198 and $1,975,462 as of March 31, 2009 and December 31, 2008, respectively.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum due on demand. Loans from employees amounted to $198,177 and $131,263 as of March 31, 2009 and December 31, 2008, respectively. The Company borrowed money from various family members of Mr. Siping Fang for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. These loans amounted to $666,229 and $465,528 as of March 31, 2009, and December 31, 2008, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

As discussed in Note 10, on August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. Under the Real Estate Transfer Agreement, the Company purchased from the Casting Company the land use rights and factory facilities that it currently leases.  The Company placed 5,500,000 shares of common stock in escrow, to be released to Mr. Bin Fang when the Real Estate Transfer is completed, in consideration for his agreement to have the Casting Company transfer the land use rights and facilities to the Company.  Because the transfer of the land use rights and facilities requires governmental approval in the PRC, which it was expected could take up to ten months to obtain, the Company entered into a new lease agreement with the Casting Company, effective August 26, 2008 until High-Pressure Valve acquires title to the Real Estate from the Casting Company in accordance with the Real Estate Transfer agreement. The Real Estate Transfer Agreement was negotiated contemporaneously with the Securities Purchase Agreement described above and was a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement. Accordingly, the 5,500,000 shares of common stock issued under the Real Estate Transfer Agreement were valued at $9,834,000 or $1.788 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement described above.  The market price of the Company’s common stock on August 26, 2008 was $5.00 per share.  However, the Company’s common stock is currently thinly traded and the Company believes that the cash price paid on that date by the accredited investors for their shares is a better indicator of the fair value of the shares issued under the Real Estate Transfer Agreement.

The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company has also released the 5,500,000 shares of the Company’s common stock from escrow to Mr. Bin Fang. The release of escrow shares to Bin Fang had no impact on the consolidated financial statements. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $80,000 for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.  The Company has not leased-back the real estate to the Casting Company as of March 31, 2009.

As a result of the Company’s issuance of common shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party. On August 26, 2008, High Pressure Valve and the Casting Company, which is our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years.  The agreement does not require High Pressure Valve to purchase any minimum volume or value of products.  Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices. As of March 31, 2009 and December 31, 2008, advances on inventory purchases to the Casting Company amounted to $1,201,607 and $1,367,446, respectively.

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

As a condition precedent to the private placement transaction contemplated by the Securities Purchase Agreement, the Company and the Investors also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company was obligated to file a registration statement under the Securities Act of 1933 on Form S-1 covering the resale of the Shares and any other shares of common stock issued to the Investors under the Securities Purchase Agreement within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 135th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. The Company later obtained an extension from the investors providing that the registration agreement should be effective no later than March 31, 2009, The registration statement was declared effective on April 7th, 2009. Subsequently, the investors have waived liquidated damages for the 7 day late period.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

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

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) would be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement. As of March 31, 2009 and December 31, 2008, $105,616 and $128,130 are left in the escrow account related to investor relations expenses to be incurred by the Company.

 In connection with the Securities Purchase Agreement, on August 26, 2008, the Company also entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Bin Li (the “Pledgor”), the Investors, Brean Murray, Carret & Co., LLC and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010.  Pursuant to the Make Good Escrow Agreement, the Pledgor placed in escrow 25,166,064 shares of the Company’s common stock held by him, to be held for the benefit of the Investors. Of these shares, 24,300,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang, described in Note 1, and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the Investors or returned to the shareholder, depending on the fulfillment of specified earnings targets, The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497.  In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize compensation cost at that time equal to the then fair value of the shares returned, up to a total of 24,300,000 shares. For the year ended December 31, 2008, the Company’s net income (prior to any compensation charge related to release of the shares from escrow was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company recorded non-cash compensation of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 8,388,688 shares. The Company’s common stock is currently thinly traded and therefore the Company does not believe that the prices at which such trades of the Company’s common stock as have occurred are necessarily reflective of the fair value of the shares released from escrow as of December 31, 2008. Accordingly, the Company has used the cash price of $1.788 paid by the Investors in the private placement to measure the compensation charge to be recorded as of December 31, 2008 as a result of the release of 8,388,688 shares to Bin Li. If the earnings targets for 2009 and 2010 are met and the Company is thus required to record additional non-cash compensation charges for the release of shares from escrow to Bin Li, the Company will make a determination of the appropriate fair value of those shares at that time. No compensation charges will be recorded if the earnings targets are not met and the shares are released from escrow to the Investors. Compensation charges are measured annually, therefore, no compensation charges relating to the Make Good Escrow Agreement is recorded as of March 31, 2009.

WARRANTS

At the closing of the private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 1,174,497 shares of common stock. The warrants have a strike price equal to $2.1456 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.  Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of EITF 07-5 to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:  volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.  The value of the warrants was based on the Company’s common stock price of $1.788 on the date the warrants were issued. The warrants were valued at $959,196 when they were issued on August 26, 2008.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

On February 18, 2009, the placement agent, Brean Murray, Carret & Co., LLC performed a cashless exercise of 704,698 warrant shares; which were converted to 402,298 shares of common stock. The Company valued the conversion on exercise date, and recorded $10,604 gain from changes in fair value of derivative. A total of $756,012 of carrying value and derivative liability had been reclassified into equity. As of March 31, 2009, the estimated fair value of the remaining warrants was $492,178, resulting in a loss of $141,285, which was recorded in the Company’s income statement.

The Company issued warrants to purchase 100,000 shares at $3.00 per share, to CCG investors Relation Partners LLC on December 12, 2007 for one year of services to be provided. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The warrants were initially valued at $65,574, all of which was expensed in 2008. At March 31, 2009, these warrants were valued at $76,110 and we recorded a loss for the three months ended March 31, 2009 related to these warrants of $29,042.

Warrants issued and outstanding, all of which are exercisable at March 31, 2009
		Weighted	Average
	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Price	Life
Balance, January 1, 2008	100,000	3.00	2.95
Granted	1,174,497	2.15	3.00
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2008	1,274,497	$2.21	2.60
Granted
Forfeited
Exercised	(704,698)	2.15
Balance, March 31, 2009 (Unaudited)	569,799	2.30	2.29

STOCK OPTIONS

On November 4, 2008, the Company issued stock options to purchase 100,000 shares of the Company’s common stock at the price of $3.50 per share upon the appointment of Veronica Jing Chen as the Company’s CFO. Under the option agreement, the options vested beginning one year after her employment date. However, effective February 1, 2009, Ms. Chen resigned as the CFO of the Company and all of her options are considered forfeited by the Company as of December 31, 2008.

REAL ESTATE TRANSFER

As discussed in Notes 10 and 11, on March 6, 2009, the transfer of the Real Estate was completed and the Company has released the 5,500,000 shares of common stock, issued under the Real Estate Transfer Agreement, from escrow to Mr. Bin Fang the Casting Company’s owner. Accordingly, the fair value of the 5,500,000 shares, amounted to $9,834,000 as of March 31, 2009, was reclassified from subscription receivable to additional paid in capital.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

	Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
	(in thousands)

Power supply	$4,921	$2,847
Petrochemical and oil	2,151	1,923
Water supply	5,128	2,959
Metallurgy	1,185	898
Other areas	3,858	4,356
Total sales revenue	$17,243	$12,983

Net revenues from external customers by geographic areas:

	Three months ended March 31,
	2009 (Unaudited)	2008 (Unaudited)
	(in thousands)

China	$15,454	$12,501
International	1,789	482
Total sales revenue	$17,243	$12,983

Note 14 – Subsequent event

On April 17, 2009, Taizhou Taide Valve Co., Ltd., a wholly-owned subsidiary of China Valves Technology, Inc., acquired 100% tangible assets of Taizhou Wote Valve Co., Ltd., for a total cash consideration of $3 million pursuant to an Asset Purchase Agreement, dated February 15, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2008.

Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf of the Company.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three month periods ended March 31, 2009 and 2008.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

•
“China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiaries, China Fluid Equipment Holdings Limited and Henan Tonghai Fluid Equipment Co., Ltd.;

•	“China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa;
•	“China Valve Hong Kong” are references to “China Valve Holdings Limited” incorporated in Hong Kong;
•	“China Fluid Equipment” are references to “China Fluid Equipment Holdings Limited” incorporated in Hong Kong;
•	“Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd.;
•	“Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd.;
•	“Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;
•	“High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;
•	“Taizhou Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;
•	“Operating Subsidiaries” are references to Zhengdie Valve and High Pressure Valve;
•	“The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;
•	“China ” and “PRC” are references to the People’s Republic of China;
•	“RMB” are references to Renminbi, the legal currency of China;
•	“HKD” are references to the Hong Kong Dollar;
•	“$” are references to the legal currency of the United States.

Our Company History

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

At the time of the share exchange transaction, China Valve Samoa was the holding company which indirectly owned both of our Operating Subsidiaries. Following our acquisition of China Valves Samoa (and indirectly, the Operating Subsidiaries) and in anticipation of our August 2008 private placement transaction, we developed a group reorganization plan to ensure that the manner in which we acquired our Operating Subsidiaries complied with PRC merger and acquisition related regulations.  The group reorganization plan involved modifying our acquisition of our Operating Subsidiaries previously acquired as a result of our acquisition of China Valves Samoa and the concurrent re-acquisition of the Operating Subsidiaries through newly established entities incorporated by Bin Li (a Canadian citizen then unaffiliated with the Company, but who is the cousin of our Chairman Siping Fang).

As part of the reorganization, on April 10, 2008, Mr. Fang sold 24,300,000 shares of the Company’s common stock beneficially owned by him (the "Shares") and which he had received in the exchange transaction involving China Valves Samoa described above, to Mr. Li.  In connection with Mr. Li’s acquisition of the Shares from Mr. Fang, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”), pursuant to which Mr. Fang obtained the right and option to re-acquire the Shares from Mr. Li, subject to the satisfaction of certain conditions.  When all the conditions have been satisfied, Mr. Fang will be able to regain ownership of all the shares in the Company that he originally acquired when he transferred to the Company his interest in the Operating Subsidiaries, subject to their release from the Make Good Escrow Agreement described below.

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 25,166,064 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow for the benefit of the Investors in the private placement. Of these shares, 24,300,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang as described above and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 8,388,688 shares will be released to the Investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings targets (before any charges related to the release of any shares from escrow) are (a) for calendar 2008, net income of $10,500,000, (b) for calendar 2009,net income of $23,000,000 and fully diluted earnings per share of $0.369 and (c) for calendar 2010, net income of $31,000,000 and fully diluted earnings per share of $0.497. If the earnings target for any year is not met and shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. If the earnings target for any year is met, the return to Bin Li of any of the 24,300,000 shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize a non-cash compensation charge at that time equal to the then fair value of the shares returned (up to a total of 24,300,000 shares). For the year ended December 31, 2008, the earnings target was met and accordingly, the Company recorded a non-cash charge to compensation cost of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 8,388,688 shares.  For 2009, <describe accounting>…….

The above acquisition and reorganization transactions, and the related Earn-In and Make Good Escrow Agreements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008, to which reference should be made for further information.

Recent Developments

On December 30, 2008, we established Taizhou Taide Valve, a new Chinese subsidiary of China Fluid Equipment and a wholly-owned foreign enterprise.  On April 17, 2009, Taizhou Taide Valve acquired 100% of the tangible assets of Taizhou Wote Valve Co., Ltd. (“Taizhou Wote”), for a cash consideration of U.S. $3 million pursuant to an Asset Purchase Agreement, dated February 15, 2009, between Taizhou Taide Valve and Taizhou Wote.

Taizhou Wote is a corporation established under the laws of the People’s Republic of China and is principally engaged in the business of manufacturing, marketing and selling butterfly valves and valve products for use in water supply and sewage systems. Located in Taizhou, Jiangsu Province, China, Taizhou Wote has an established annual production capacity of 3,200 metric tons of valves. It is currently operating at approximately 70% of its capacity.

Taizhou Taide Valve will spend approximately $1 million to upgrade Taizhou Wote’s production technology and equipment, which we expect will increase Taizhou Wote’s existing production capacity by 50% and enable it to produce higher-end valve products.

Overview of Our Business

Through our subsidiaries and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and istribute high quality metal valves for a variety of different industries. We are located in Kaifeng, Henan Province and conduct business throughout China, Southeast Asia, the Middle-East and Europe. Our production facility in Kaifeng has an area of approximately 74 acres. We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries. We are the leader in valve sales for the thermal power and water supply industries, according to the Board Chairman of the China Valves Industry Association.
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

In addition, although the financial crises have affected Chinese enterprises that rely on overseas markets, China Valves has not been materially affected as less than 15% of our revenue is generated from exports and the relatively strong domestic market demand has positioned us to continue to grow notwithstanding the current financial crisis.

Management believes that the recent financial crisis in the US and Europe should not have any materially negative impact on our business, and management believes we will benefit from the stimulus plan of the central government of China.

Industry Wide Trends that are Relevant to Our Business

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

Competition

We compete with approximately 4,000 valve manufacturers in China and listed below are our major competitors:

•	Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry; and
•	Sufa Technology Industry, Co., Ltd – a manufacturer of valves used in the nuclear power industry.

       There are, however, certain factors that we believe set us apart from all of our competitors.  We are a top producer of many types of valves and have positioned ourselves as the leading valve producer in China enabling us to offer a more comprehensive product line to our customers.  In addition, the following factors will help China Valves continue to set itself apart from its competitors:

•	We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

•	We are the sole designer and manufacturer in China of valves that are used for ultra supercritical units of 1,000MW power stations;
•	We are the first manufacturer of high pressure large diameter oil pipeline valves in China;
•	We were the first domestic manufacturer of 2,500 pound high pressure gate valves for hydrogenation in chemical lines, which replace imported products;
•	We were the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry; and
•
We are the sole manufacturer in China that produces all of the following: Two-way metal sealing butterfly valves, blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters.

First quarter Financial Performance Highlights

During the first quarter of 2009, we focused primarily on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

The following are some financial highlights for the first quarter of 2009:

•	Sales Revenue: Sales revenue increased $4,259,599, or 33%, to $17,242,546 for the first quarter of 2009 from $12,982,947 for the same period last year.

•	Gross Profit: Gross profit was 48% for the first quarter of 2009, compared with 39% for the same period in 2008.

•	Net Income: Net income increased $1,207,021, or 69%, to $2,967,351 for the first quarter of 2009, from $1,760,330 for the same period of last year.

•	Fully diluted net income per share: Fully diluted net income per share was $0.05 for the first quarter of 2009, compared with $0.04 for the same period last year.

Results of Operations

Results of operations for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.

	Three Months Ended March 31, (unaudited)
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$17,243	12,983	4,260	33%
Cost of sales	8,922	7,879	1,043	13%

Gross profit	8,321	5,104	3,217	63%
Operating expenses:
Research and development costs	6	53	(47)	(89)%
Sales and marketing expenses	1,115	1,007	108	11%
General and administrative expenses	2,562	1,580	982	62%

Total operating expenses	3,683	2,640	1,043	40%

Operating income	4,638	2,464	2,174	88%
Finance costs, net	71	134	(63)	(47)%
Other expenses (income)	313	(92)	405	440%
Income taxes	1,286	661	625	95%

Net income	$2,968	1,761	1,207	69%

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Three Months Ended March 31,
Volume, in tons	2009	2008

Gate valves	812	697
Check valves	148	86
Global valves	237	228
Safety valves	111	47
Butterfly valves	1,727	1,148
Ball valves	212	135
Vent valves	1	72
Other valves and accessories	489	959
Total, in tons	3,737	3,372

	Three Months Ended March 31,
	2009	2008
Sales revenue	(in thousands)

Gate valves	$5,280	$3,438
Check valves	798	403
Global valves	1,249	926
Safety valves	586	130
Butterfly valves	5,984	3,359
Ball valves	1,227	394
Vent valves	6	381
Other valves and accessories	2,113	3,952
Total sales revenue	$17,243	$12,983

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Power Supply	$4,921	$2,847
Petrochemical and Oil	2,151	1,923
Water Supply	5,128	2,959
Metallurgy	1,185	898
Other areas	3,858	4,356
Total sales revenue	$17,243	$12,983

Sales Revenue
Our sales revenue for the three months ended March 31, 2009 amounted to $17.2 million, which is approximately $4.2 million or 33% more than that of the same period in 2008, where we had revenue of $13.0 million.  Excluding foreign exchange rate differences, our sales revenue actually increased by 25%. The increase was primarily attributed to our innovations on high temperature pressure power station gate valves and two-way metal sealing butterfly valves which are popular among our customers and caused the sales volume to increase significantly compared to the sales in the same period last year.

Cost of Sales
Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $8.9 million for the three months period ended March 31, 2009, an increase of $1.04 million or 13%, as compared with $7.9 million for the three months period ended March 31, 2008. Excluding foreign exchange rate differences, our cost of sales actually decreased by 5% for the three months period ended March 31, 2009 as compared to March 31, 2008. Cost of sales as a percentage of total revenues were 52% and 61% for the three months periods ended on March 31, 2009 and 2008, respectively, with a decrease of approximately 9%.  The decrease was a result of lower production costs caused by decreased cost of raw materials and stressed production cost control. Since the 4th quarter of 2008, the price of raw materials went down as a result of the global financial crisis. The purchasing prices of our major raw materials, including casting, steel, weld puddle, disc and rotor, decreased 18% on average in the first quarter of 2009 as compared to the same period in 2008.

Sales and Marketing Expenses
Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1.1 million for the three month period ended March 31, 2009, compared with $1.0 million for the period ended March 31 ,2008, an increase of $0.11 million or approximately 11% due to the increase of sales performance in the period. On the other hand, under the stressed cost control policy in 2009, the increase percentage of sales and marketing expenses was less than that of sales in the period.

General and Administrative Expenses
Our general and administrative expenses, which consist primarily of related salaries and benefits, bad debt expenses, business development, traveling expenses, legal and professional expenses and depreciation, and bad debt expenses were $2.6 million for the three months period ended March 31, 2009, compared with $1.6 million for the period ended March 31, 2008, an increase of $1.0 million or approximately 62%. The increase was primarily attributed to increased expenses along with the growth of sales, higher professional and consulting fees related to the Company’s S-1 filing, higher administrative expenses associated with expanded business, increased travel expenses in relation to the TaiZhou acquisition completed in April 2009, and more expenses incurred from acquisitions of new companies as our business plan in 2009.

Income from Operations
Income from operations was $4.6 million for the three month period ended March 31, 2009, compared with $2.5 million for the period ended March 31, 2008, an increase of $2.1 million or approximately 88%.  The percentage of income from operations to revenue increased to 27% in three months ended March 31, 2009 from 19% in the same period ended on March 31, 2008. This increase was primarily attributable to the increase in sales and gross margin in the current quarter.

Other income (expenses)
Total other expense was $0.31 Million for the three month period ended March 31, 2009, compared with total other income $0.09 million for the period ended March 31, 2008.  The increase in other expenses was primarily attributable to the fair value change in warrant liabilities amounted to $400,000 in the current quarter, whereas the Company did not have warrant liabilities for the three months period ended March 31, 2008. The financial expenses for the three month period ended on March 31, 2009 and 2008 were $0.07 million and $0.14 million, respectively.

Income taxes
We incurred income taxes of $1.29 million for the three month period ended March 31, 2009.  This is an increase of $0.63 million or 95% from the taxes we incurred in the 2008 period, which were $0.66 million.  We incurred more taxes in the three months ended March 31, 2009 mostly because of the higher assessable income and some additional non-deductible expenses incurred in the three month period ended on March 31, 2009 compared to 2008.

United States
We are subject to United States tax at a tax rate of 34%. No provision for US federal income taxes has been made as we had no taxable income in the United States for the reporting period.

Hong Kong
China Fluid Equipment was incorporated in Hong Kong and is not subject to income taxes under the current laws of Hong Kong.

PRC
A company registered in China is subject to income taxes within China on the taxable income as reported in its PRC statutory financial statements in accordance with relevant income tax laws. Our Operating Subsidiaries are classified as resident enterprises and are subject to income tax at an effective rate of 25%.

Net Income
We earned net income of $3.0 million for the three month period ended March 31, 2009.  This is an increase of $1.2 million or approximately 69% from the period ended March 31, 2008 which had a net income of $1.8 million.  Excluding the non-cash fair value change loss of warrant liabilities amounted to $400,000 in three months ended March 31, 2009, the increase of  net income is $1.6 million or 89% from the period ended March 31, 2008, and fully diluted net income per share was $0.06 for the first quarter of 2009. This increase was primarily attributable to increased sales and gross margin in the period.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $16.3 million.  The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	3,235	28
Net cash used in investing activities	(3,430)	(428)
Net cash used in financing activities	(15)	(1,059)
Effect of exchange rate changes on cash and cash equivalents	75	123
Net decrease in cash and cash equivalent	(135)	(1,336)
Cash and cash equivalents at the beginning of period	16,428	2,773
Cash and cash equivalents at the end of period	16,293	1,437

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.  In 2009, we continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided by operating activities was $3.2 million in the three months ended March 31, 2009, compared with net cash provided by operating activities of $0.03 million in the same period in fiscal year 2008. The change of $3.2 million in operating activities was primarily attributable to higher net income level coupled with decrease in inventory and advances on inventory purchases and increases in accounts receivable-trade, customer deposit and tax payable for the three months ended March 31, 2009. Although our accounts receivable increased significantly as a result of our increased sales revenues, we were able to partially offset this increase in accounts receivable by reductions in our inventory levels and increase in customer deposits.

Investing Activities

Our main uses of cash for investing activities are for the acquisition of plant and equipment as well as purchases for construction. Net cash used in investing activities increased to $3.4 million in the three months ended March 31, 2009, compared with $0.43 million in the same period in fiscal year 2008.  The net cash used in investing activities during the period ended March 31, 2009, was primarily used for purchase of additional machinery and equipment and construction of a new factory in Kaifeng. In addition, the Company purchased a new office building for the Company’s subsidiary, Henan Tonghai Fluid.

Financing Activities

Net cash used in financing activities was $0.015 million in the three months ended March 31, 2009, compared with net cash used in finance activities of $1.1 million in the same period in fiscal year 2008. The decrease in net cash is attributable to the repayment of $0.47 million to related parties and proceeds of $0.4 million from short term loan.

In our August 2008 equity financing transaction, we received investment proceeds of approximately $30 million ($27 million net of financing costs). We plan to use a substantial portion of these investment proceeds to fund our strategic acquisitions and operations expansion plans. In April 2009, we have successfully completed acquisition of 100% tangible assets of Taizhou Wote Valve Co., Ltd. Our management continues to evaluate potential acquisition targets and are in the process of negotiating the terms of potential acquisitions.

As of March 31, 2009, the maturities for our bank loans are all below one year.

We believe we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the rest of the year.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2009 and 2008 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months ended March 31,
	2009	2008
	(in thousands)
Construction costs	$1,801	$24
Purchase of equipment	$1,629	$423

Total capital expenditures	$3,430	$447

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $10 million, $2.4 million of which will be used to complete construction of a new plant in Kaifeng to increase our production capacity and $6.1 million will be used for purchase of new equipment (e.g. ultra-supercritical thermal power projects) and production line upgrades for companies we plan to acquire in 2009. The expenditures will also be used for equipment purchases, such as those for ultra-supercritical thermal power projects.

Obligations Under Material Contracts

We had a capital commitment of approximately $2.4 million for the completion of our new facility construction, which is estimated to be completed in the latter half of 2009.

Make Good Escrow Agreement

In connection with the private placement, our major stockholder Bin Li entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement, Bin Li agreed to certain make good provisions. In the escrow agreement, we established minimum net income thresholds of $10,500,000 for the fiscal year ended December 31, 2008, $23,000,000 for the fiscal year ended December 31, 2009 and $31,000,000 for the fiscal year ended December 31, 2010. Bin Li deposited a total of 25,166,064 shares into escrow with Escrow LLC under the escrow agreement. The 2008 net income threshold has been achieved and the first tranche of 8,388,688 have been returned to Bin Li. If the 2009 net income threshold is not achieved, then the escrow agent must deliver the second tranche of 8,388,688 shares to the investors on a pro rata basis and if the 2010 net income threshold is not achieved, the escrow agent must deliver the second tranche of 8,388,688 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrowed shares.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2009.

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

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries, High Pressure Valve and Zhengdie Valve, is the Chinese Renminbi (RMB).

For those entities whose currency is other than the US dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of income and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at March 31, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended March 31, 2009 and 2008 were 6.83 RMB and 7.15 RMB to $1.00, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2009 and December 31, 2008.

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

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  Historically, failure of product parts due to materials or workmanship is rare. Therefore, at March 31, 2009 and December 31, 2008, the Company made no provision for warranty claims for our products.  Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $18,594,233 and $11,984,233 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 31% and 33% of the Company’s total purchases for the three months ended March 31, 2009 and 2008, respectively. Five major customers represented approximately 21% and 19% of the Company’s total sales for the three months ended March 31, 2009 and 2008.

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

Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and required fair value disclosure of those instruments. SFAS 157, “Fair Value Measurements” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

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

 The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. All warrants issued by the Company are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

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

	Carrying Value as of March 31, 2009	Fair Value Measurements at March 31, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$763,473			$763,473
Warrant liabilities	$568,279			$568,279

Except for the warrant liability and investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with SFAS 157.

Long Term Investment

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $763,473 and $764,515 as of March 31, 2009 and December 31, 2008, respectively.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of March 31, 2009, management believes no impairment charge is necessary.

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

Changes in Accounting Standards

In April 2008, the FASB issued FSP FAS 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Off-Balance Sheet Transactions
We do not have any off-balance sheet arrangements.

Seasonality
Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

(b) Changes in internal control over financial reporting

Except as described below, There were no changes in our internal controls over financial reporting during the first quarter of the fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It has been strongly emphasized by the Company on the compliance with the requirements under Section 404 of the Sarbanes-Oxley Act. The relevant section of the Act requires the management of the non-U.S. issuers with equity securities listing in the U.S. securities market to issue report and representations as to the internal control over financial reporting. The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is currently in the process of improving and rectifying its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act.

The Company has continuously refined the policies and standards for the control environment based on the risk control framework established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). In the past few months, the Company has: standardized control procedures for monitoring the financial reporting and period end financial closing procedures at the subsidiary and group level and upgraded the business performance review processes and controls; expanded accounting manuals to clearly document key controls and processes for preparing consolidated financial statements in accordance with applicable accounting standards; hired additional accounting professionals with experience in financial reporting and familiarity with international accounting practices and increased technical training for the finance and accounting personnel in respect of relevant accounting standards; established and implemented the code of ethics for senior officers and employees, company-wide anti-fraud policies and whistle blowing mechanisms; enhanced internal controls over subsidiaries by assessing the effectiveness of internal controls at subsidiary-level based on our enterprise risk assessment results and preliminarily formulated long term implementation plan on internal control.

In December 2008, we established an Audit Committee. Our Audit Committee comprises Peter Li, William Haus and Zengbiao Yu, all of whom are independent directors. Peter Li serves as the chairman of the Audit Committee. The Audit Committee is primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Mr. Li serves as our Audit Committee financial expert as that term is defined by the applicable SEC rules.

In January 2009, we hired Thomas Wu as our internal control director. He will be responsible for addressing the weaknesses identified and implementing specific controls and procedures to remediate those weaknesses. Before joining the Company, Mr. Wu worked as an auditor with PricewaterhouseCoopers from August 2002 to October 2008. His last position at PricewaterhouseCoopers was as an audit manager.

A management testing team was established in March 2009 with 15 members~~,~~.  The team plans to perform first round management testing on internal controls in May 2009 so as to ensure the effectiveness, efficiency and accountability of current controls and  to determine if any control weaknesses exist for further rectification. The Company considers that this contributes to the strengthening of the operation and management of the Company, improvement in internal control systems, mitigation of operational risks and increases in economic efficiency  and  the board has overall responsibility for maintaining sound and effective internal control systems.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

DATED: May 15, 2009

CHINA VALVES TECHNOLOGY, INC.

/s/ Renrui Tang
Renrui Tang
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