Form 10-Q
period 2009-06-30
CHINA VALVES TECHNOLOGY, INC
filed 2009-08-14
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,393,701 shares of common stock, par value $0.001 per share, outstanding on August 12, 2009.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,696,096	$16,427,883
Restricted cash	2,562,307	3,191,237
Notes receivable	1,018,300	880,200
Accounts receivable, net of allowance for doubtful accounts of $1,161,871
and $1,163,457 as of June 30, 2009 and December 31, 2008, respectively	26,470,235	26,119,447
Other receivables	3,800,746	4,841,691
Inventories	11,429,217	11,244,442
Advances on inventory purchases	2,011,134	1,108,512
Advances on inventory purchases - related party	891,991	1,367,446
Prepaid expenses	-	52,921
Total current assets	67,880,026	65,233,779

PLANT AND EQUIPMENT, net	24,820,260	16,184,894

OTHER ASSETS:
Accounts receivable - retainage, long term	1,718,440	2,541,418
Advances on equipment purchases	1,640,038	2,001,733
Long term receivable	528,530	382,552
Goodwill - purchased	20,783,393	20,811,767
Intangibles, net of accumulated amortization	8,712,045	823,331
Other investments, at lower of cost or market	763,472	764,515
Total other assets	34,145,918	27,325,316

Total assets	$126,846,204	$108,743,989

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$9,200,732	$6,630,574
Short term loans	3,161,578	7,839,960
Short term loans - related parties	523,706	596,791
Other payables	3,888,503	4,453,881
Other payables - related party	274,721	1,975,462
Notes payable	2,344,000	2,934,000
Accrued liabilities	2,389,697	2,382,138
Customer deposits	3,723,925	3,129,708
Taxes payable	2,932,087	1,227,338
Warrant liabilities	568,913	924,291
Total current liabilities	29,007,862	32,094,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized;
31,393,701 shares and 31,192,552 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	31,393	31,192
Additional paid-in-capital	75,191,266	66,935,968
Common stock subscription receivable	-	(9,834,000)
Statutory reserves	4,122,203	2,958,659
Retained earnings	12,415,568	10,399,050
Accumulated other comprehensive income	6,077,912	6,158,977
Total shareholders' equity	97,838,342	76,649,846

Total liabilities and shareholders' equity	$126,846,204	$108,743,989

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
SALES	$24,875,017	$11,783,209	$42,117,563	$24,766,156

COST OF GOODS SOLD	12,451,804	6,938,709	21,373,616	14,818,136

GROSS PROFIT	12,423,213	4,844,500	20,743,947	9,948,020

OPERATING EXPENSES:
Selling	1,799,919	856,034	2,914,856	1,863,360
General and administrative ( including non-cash
stock compensation expense of $7,499,487 in 2009)	8,696,722	1,689,614	11,258,330	3,269,702
Research and development	17,137	46,163	22,816	98,706
Total operating expenses	10,513,778	2,591,811	14,196,002	5,231,768

INCOME FROM OPERATIONS	1,909,435	2,252,689	6,547,945	4,716,252

OTHER (INCOME) EXPENSE :
Other income, net	(950,390)	(195,436)	(1,037,095)	(286,984)
Interest and finance expense, net	54,703	157,766	126,152	291,594
Change in fair value of warrant liabilities	634	-	400,634	-
Total other incomes expense, net	(895,053)	(37,670)	(510,309)	4,610

INCOME BEFORE PROVISION FOR INCOME TAXES	2,804,488	2,290,359	7,058,254	4,711,642

INCOME TAX EXPENSE	2,591,777	620,321	3,878,192	1,281,274

NET INCOME	212,711	1,670,038	3,180,062	3,430,368

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(72,181)	739,516	(81,065)	2,327,078

COMPREHENSIVE INCOME	$140,530	$2,409,554	$3,098,997	$5,757,446

BASIC EARNINGS PER SHARE:
Weighted average number of shares	31,393,701	20,001,775	30,133,048	20,001,775
Earnings per share	0.01	0.08	0.11	0.17

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	31,398,207	20,001,775	30,138,748	20,001,775
Earnings per share	$0.01	$0.08	$0.11	$0.17

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	20,053,250	$20,053	$16,385,083	$-	$1,749,601	$15,844,953	$3,173,745	$37,173,435

Net income						3,430,368		3,430,368

Adjustment to statutory reserve					355,571	(355,571)		-

Additional capital contribution from shareholder			1,317,095					1,317,095

Foreign currency translation adjustment							2,327,078	2,327,078

BALANCE, June 30, 2008, unaudited	20,053,250	$20,053	$17,702,178	$-	$2,105,172	$18,919,750	$5,500,823	$44,247,976

Shareholder contribution			1,317,095					1,317,095

Common stock issuance
for cash at $3.576	8,389,302	8,389	25,720,661					25,729,050

Common stock issuance for real
estate acquisition at $3.576	2,750,000	2,750	9,831,250	(9,834,000)				-

Stock compensation expense related
to Make Good Escrow Agreement			14,998,974					14,998,974

Shareholder contribution returned			(2,634,190)					(2,634,190)

Net income						(7,667,213)		(7,667,213)

Adjustment to statutory reserve					853,487	(853,487)		-

Foreign currency translation adjustment							658,154	658,154

BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846

Cashless exercise of warrants	201,149	201	755,811					756,012

Release of shares in escrow related to
common stock issued for real
estate acquisition				9,834,000				9,834,000

Stock compensation expense related
to Make Good Escrow Agreement			7,499,487					7,499,487

Net income						3,180,062		3,180,062

Adjustment to statutory reserve					1,163,544	(1,163,544)		-

Foreign currency translation adjustment							(81,065)	(81,065)

BALANCE, June 30, 2009, unaudited	31,393,701	$31,393	$75,191,266	$-	$4,122,203	$12,415,568	$6,077,912	$97,838,342

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,180,062	$3,430,368
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	698,114	440,655
Amortization	105,081	30,577
Bad debt provision	433,288	548,753
Loss on disposal of fixed assets	30,148	16,888
Change in fair value of warrant liabilities	400,634	-
Stock compensation cost	7,499,487	-
Change in operating assets and liabilities:
Note receivable	(139,367)	(24,113)
Accounts receivable-trade	433,322	(4,498,743)
Other receivables	(710,012)	(631,394)
Inventories	(200,201)	2,999,028
Advance on inventory purchases	(904,565)	(1,189,313)
Advance on inventory purchases-related party	483,969	-
Prepaid expenses	52,904	163,295
Accounts payable-trade	2,570,250	138,636
Other payables	(569,909)	784,795
Other payables-related party	(362,452)	(333,810)
Accrued liabilities	10,722	-
Customer deposits	598,770	(1,309,494)
Taxes payable	1,707,238	(519,385)
Net cash provided by operating activities	15,317,483	46,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(441,602)	(61,154)
Advance on equipment purchases	(21,986)	(748,349)
Purchases of plant and equipment	(6,785,183)	(938,971)
Proceeds from sale of equipment	-	19,857
Net cash used in investing activities	(7,248,771)	(1,728,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	(3,894)	95,849
Restricted cash due to notes payable	628,912	(101,215)
Repayments from notes payable	(586,280)	-
Proceeds from short term debt	-	5,811,400
Proceeds from short term loans-related parties	1,474,548	713,601
Repayments of short term debt	(4,792,839)	(4,638,168)
Repayments of short term loans-related parties	(1,423,938)	-
Proceeds from shareholder	-	1,280,444
Net cash (used in) provided by by financing activities	(4,703,491)	3,161,911

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(97,008)	238,773

INCREASE IN CASH	3,268,213	1,718,810

CASH and CASH EQUIVALENTS, beginning	16,427,883	2,773,262

CASH and CASH EQUIVALENTS, ending	$19,696,096	4,492,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$138,133	$276,737
Cash paid for income taxes	$1,324,470	$1,480,817
Additional Non-cash investing and financing activities
Cashless exercise of warrants	$756,000	$-
Common stock issued for real estate acquisition	$9,834,000	$-
Reclassification of plant and equipment and other payables	$2,075,000	$-
Reclassification of other receivables and other payable-related party	$1,259,000	$-

The accompanying notes are an integral part of these statements.

Note 1 – Organization

China Valves Technology, Inc., (the “Company”), is incorporated in Nevada in August 1997. Through its direct and indirect subsidiaries, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). Our operations are headquartered in Kaifeng, Henan Province, PRC.

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

Under the restructuring plan, on April 10, 2008, Mr. Sipang Fang, the Company’s Chief Executive Officer and President, sold 12,150,000 shares of the Company’s common stock beneficially owned by him to Mr. Li for HK$10,000 (approximately $1,281). In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HK$10,000 note. The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company. However following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement, as follows: (1) 6,075,000 shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (2) 2,025,000 shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (3) 2,025,000 shares when the Operating Subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for six months ended June 30, 2008; and (4) 2,025,000 of the Shares when the Operating Subsidiaries achieve not less than $7,232,500 in pre tax profits, as determined under GAAP, for the fiscal year ended December 31, 2008. Conditions (3) and (4) have been met. The shares under the Earn-In Agreement are also the subject of a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement (see Note 12).

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

As part of these restructuring transactions, no significant amounts were paid to or received from Mr. Fang or Mr. Li. Mr. Li was not at risk during these transactions and no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this restructuring, Mr. Fang continued to serve as Chairman and Chief Executive of the Company and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the restructuring. The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the restructuring arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company. However, those shares are also subject to a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement and their release from that escrow may require us to recognize compensation cost (see Note 12). On November 17, 2008, the Company’s subsidiary, China Fluid Equipment established a new holding company, Tai Zhou Tai De Valve Co., Ltd. for the purpose of acquiring new valve manufacturing companies. The newly established company’s approved registered capital is $3,000,000 (RMB 20,468,819), which has been received from China Fluid Equipment as of June 30, 2009.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Capital		Ownership	Principle business
		Local currency	USD
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	RMB 60,000,000	$7,260,000	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	RMB 50,000,000	$6,454,174	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd.	PRC	RMB 20,468,819	$3,000,000	100% Indirectly	Holding Company
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	RMB 146,793,400	$21,500,000	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	HKD 10,000	$1,282	100% Directly	Holding Company

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

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.  The Company has performed an evaluation of subsequent events through August 14, 2008, which is the date the financial statements were issued.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $103,545 and $50,411 for the three months ended June 30, 2009, and 2008, respectively.  Shipping and handling costs amounted to $212,639 and $78,855 for the six months ended June 30, 2009 and 2008, respectively.

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

ADVERTISING

Advertising costs are expensed as incurred and totaled $1,379 and $1,780 for the three months ended June 30, 2009, and 2008, respectively and $7,884 and $15,535 for the six months ended June 30, 2009 and 2008, respectively.

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

The balance sheet amounts with the exception of equity at June 30, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended June 30, 2009 and 2008 were 6.83 RMB and 6.97 RMB to $1.00, respectively, and for the six months ended June 30, 2009 and 2008 were 6.82 RMB and 7.05 RMB to $1.00, respectively.

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

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2009, the Company determined no impairment charges were necessary.

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

INCOME TAXES

The Company applies SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) for accounting for income taxes.  SFAS 109 requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2009 and December 31, 2008.

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

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash in held escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 12. Restricted cash amounted to $2,562,307 and $3,191,237 as of June 30, 2009 and December 31, 2008, respectively.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $20,727,084 and $11,984,233 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.
 .
Five major suppliers represented approximately 22% and 44% of the Company’s total purchases for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, five major suppliers represented approximately 20% and 37%, respectively of the Company’s total purchases. Five major customers represented approximately 15% and 23% of the Company’s total sales for the three months ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, five major customers represented approximately 14% and 21%, respectively of the Company’s total sales.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 12.

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$763,472			$763,472
Warrant liabilities	$568,913			$568,913

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

As described in Notes 11 and 12, on August 26, 2008, the Company issued 2,750,000 shares as consideration for the transfer to the Company of certain land use rights and property.  The shares were in escrow, pending PRC governmental approval of the transfer for the year ended December 31, 2008.  In accordance with SFAS 128, outstanding common shares that are contingently returnable (that is, subject to recall) are treated in the same manner as contingently issuable shares. Therefore, the 2,750,000 shares were excluded from diluted earnings per share for the year ended December 31, 2008.  On March 6, 2009, the land use rights and property were transferred to the Company and the shares were released from escrow, thus resolving the contingency and the 2,750,000 shares have been included in basic and diluted earnings per share for the period ended June 30, 2009.

As described in Note 12, the placement agent, Brean Murray, Carret & Co., LLC converted 352,349 warrant shares to 201,149 shares of common stock on February 18, 2009. A total of $756,012 of carrying value and warrant liability had been reclassified into equity and have been included in basic and diluted earnings per share for the periods ended June 30, 2009.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on July 30, 2009.  Although this reverse stock split has already occurred under Nevada corporate law, the Company advises that as of August 13, 2009, the Company’s common stock on the OTC Bulletin Board (“OTCBB”) does not yet reflect this stock split.  The Company’s common stock trades under the OTCBB ticker symbol, “CVVT” on a pre 1-for-2 reverse stock split basis.

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $763,472 and $764,515 as of June 30, 2009 and December 31, 2008, respectively.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of June 30, 2009, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2009 and December 31, 2008, customer deposits amounted to $3,723,925 and $3,129,708, respectively.

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

BUSINESS COMBINATIONS

Effective January 1, 2009, the Company adopted FAS 141R, “Business Combinations” to replace FAS 141, “Business Combinations”. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

On April 17, 2009, a subsidiary of the Company acquired 100% of the tangible assets of Taizhou Wote Valve Co., Ltd. for a total cash consideration of $3 million.  The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement.  Assets acquired included inventories of $1.0 million, buildings of $1.4 million, equipments of $0.4 million, and land use rights of $0.4 million.  The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $252,000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this standard during the second quarter of 2009.  FAS 165 requires that public entities evaluate subsequent through the date that the financial statements are issued. We have evaluated subsequent events through the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement will not have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform a qualitative assessment of whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This assessment identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements

In June, 2009 the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Note 3 - Plant and equipment

Plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Buildings and improvements	$5,077,833	$3,291,978
Machinery	18,186,475	13,569,698
Motor vehicles	1,873,250	1,638,036
Office equipment	529,840	465,922
Construction in progress	8,123,603	5,600,335
	33,791,001	24,565,969
Less: Accumulated depreciation	(8,970,741)	(8,381,075)
	$24,820,260	$16,184,894

The Company expects to complete the construction in the third quarter of 2009 and has no major capital commitment as of June 30, 2009.  Depreciation expense was $390,048 and $246,263 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 an 2008, depreciation expense was $698,114 and $440,655.

Note 4 – Goodwill and intangible assets

In 2004, the Company acquired two companies engaged in the production of valves.  As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. The change in the carrying value of goodwill is due solely to currency translation.

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Patents	$763,792	$191,088
Software	149,097	723,038
Land use rights*	7,991,426	-
	8,904,315	914,126
Less: Accumulated amortization	(192,270)	(90,795)
	$8,712,045	$823,331

* Land use rights were transferred from the Casting Company under escrow agreement by issuing 2,750,000 shares of common stock. See Note 11 and 12 for details.

Amortization expense was $81,847 and $15,512 for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense was $105,081 and $30,577 for the six months ended June 30, 2009 and 2008, respectively.

Note 5 - Inventories

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$2,245,673	$2,451,477
Work-in-progress	2,175,416	1,853,317
Finished goods	7,008,128	6,939,648
	$11,429,217	$11,244,442

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2009	December 31, 2008
	(unaudited)
Total accounts receivable	29,350,546	29,824,322
Allowance for bad debts	(1,161,871)	(1,163,457)
Accounts receivable, net	28,188,675	28,660,865
Accounts receivable – non-current retainage	(1,718,440)	(2,541,418)
Accounts receivable – current	$26,470,235	$26,119,447

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products.  At June 30, 2009 and December 31, 2008, retainage held by customers included in the Company’s accounts receivable is as follows:

	June 30, 2009	December 31, 2008
	(unaudited)
Retainage
Current	$2,960,959	$1,194,025
Non-current	1,718,440	2,541,418
Total retainage	$4,679,399	$3,735,443

The following represents the changes in the allowance for doubtful accounts:

	June 30, 2009	December 31,2008
	(unaudited)
Balance, beginning of the period	$1,163,457	$274,167
Additions to the reserve	-	819,711
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment	(1,586)	69,579
Balance, end of the period	$1,161,871	$1,163,457

 Note 7 – Loans

SHORT TERM LOANS:	June 30, 2009	December 31, 2008
	(unaudited)
Short term loans from Commercial Bank of Zhengzhou City
Due May 2009, annual interest at 11.21%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$-	$1,863,090

Zhengzhou Shangjie Credit Union
Due July 2009, annual interest at 10.13%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	1,172,000	1,173,600

Citic bank, Zhengzhou branch
Due June 2009. annual interest at 8.22%,
guaranteed by Kaifeng Cast Iron Co., Ltd.	-	2,934,000

Unrelated third parties, non-secured, ranging from non-interest
Bearing to annual interest at 10.00%, due on demand	1,179,433	1,058,061

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	546,445	547,191

Local Bureau of Finance, Kaifeng City.
No expiration date, annual interest at 2.55% per annum	263,700	264,018
Total short term loans	$3,161,578	$7,839,960

Total interest incurred for the three months ended June 30, 2009 and 2008 amounted to $175,073 and $139,095 respectively and for the six months ended June 30, 2009 and 2008 amounted to $268,922 and $283,767, respectively. Capitalized interest amounted to $35,068 and $0 for the three months ended June 30, 2009 and 2008, respectively; and amounted to $100,186 and $0 for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there are no restrictive covenants related to the loans stated above.

Note 8 - Taxes

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

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve and Taizhou Wote, are all subject to an income tax at an effective rate of 25%.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended, June 30
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	67.4	2.0
China income taxes	25.0	25.0
China income tax exemption	-	-
Total provision for income taxes	92.4%	27.0%

(1) The 67.4% represents the $10,757 and $62,951 general expenses incurred by Henan Tonghai Fluid, and China Valve Fluid, Hongkong and $7,499,487 noncash compensation expense related to the Make Good Escrow Agreement (see Note 12 for detail), which are not deductible in PRC for the three months ended June 30, 2009.

	For the six months ended, June 30
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	30.0	2.0
China income taxes	25.0	25.0
China income tax exemption	-	-
Total provision for income taxes	55.0%	27.0%

(1) The 30% represents the $10,757 and $544,496 general expenses incurred by Henan Tonghai Fluid and China Valve Fluid, Hongkong, $7,499,487 noncash compensation expense and $400,634 loss due to change in fair value of warrant liabilities, which are not deductible in PRC for the six months ended June 30, 2009.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $34,507,000 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. According, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $5,609,401 and $2,546,856 for the three months ended June 30, 2009 and $2,084,447 and $990,525 for the three months ended June 30, 2008, respectively. VAT on sales and VAT on purchases in China amounted to $7,261,870 and $3,480,594 for the six months ended June 30, 2009 and $4,047,985 and $1,692,359 for the six months ended June 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.  VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30,2009	December 31,2008
	(unaudited)
VAT	$734,664	$167,500
Income tax	2,069,565	924,291
Other taxes	127,858	135,547
Total taxes payable	$2,932,087	$1,227,338

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

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $15.0 million and $15.9 million as of June 30, 2009 and December 31, 2008, respectively.

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

For the three months ended June 30, 2009 and 2008, total lease expense, including amounts included in cost of sales, was $85,779 and $139,201, respectively. Total lease expense, including amounts included cost of sales, for the six months ended June 30, 2009 and 2008 was $171,487 and $268,054, respectively.

The future minimum lease payments at June 30, 2009, are as follows:

Amount
Year ending December 31, 2009	$171,405
Year ending December 31, 2010	342,810
Year ending December 31, 2011	342,810
Year ending December 31, 2012	342,810
Thereafter	-

As of June 30, 2009, the Company has a capital commitment of approximately $230,000 for the construction of the new facility and acquisition of machinery in connection with the new plant.

Note 11 – Related party transactions

The Company had the following significant related party transactions as of June 30, 2007 and December 31, 2008:

The Company received advances from Mr. Siping, Fang, our Chief Executive Officer, and Mr. Bin Li, its shareholder, for cash flow purposes. As of June 30, 2009 and December 31, 2008, the outstanding amount due to Mr. Fang was $114,721 and $658,367, respectively, and the amount due to Mr. Li was $160,000, and $0, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash upon demand. In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Note 1 – Restructuring Plan), Siping Fang contributed $1,317,095 to Zhengdie Valve to enable them to meet their approved PRC registered capital requirements. Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang.  During the second quarter of 2009, Mr. Fang personally guaranteed and paid off certain receivables due to the Company using the aforementioned working capital advances. As of June 30, 2009 and December 31, 2008, total outstanding other payables amounted to $274,721 and $1,975,462, respectively.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum due on demand. Loans from employees amounted to $163,103 and $131,263 as of June 30, 2009, and December 31, 2008, respectively. The Company borrowed money from various family members of Mr. Siping Fang for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. These loans amounted to $360,603 and $465,528 as of June 30, 2009, and December 31, 2008, respectively.

As discussed in Note 12, on August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. Under the Real Estate Transfer Agreement, the Company purchased from the Casting Company the land use rights and factory facilities that it currently leases.  The Company placed 2,750,000 shares of common stock in escrow, to be released to Mr. Bin Fang when the Real Estate Transfer is completed, in consideration for his agreement to have the Casting Company transfer the land use rights and facilities to the Company.  Because the transfer of the land use rights and facilities requires governmental approval in the PRC, which it was expected could take up to ten months to obtain, the Company entered into a new lease agreement with the Casting Company, effective August 26, 2008 until High-Pressure Valve acquires title to the Real Estate from the Casting Company in accordance with the Real Estate Transfer agreement. The Real Estate Transfer Agreement was negotiated contemporaneously with the Securities Purchase Agreement described above and was a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement. Accordingly, the 2,750,000 shares of common stock issued under the Real Estate Transfer Agreement were valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement described above.  The market price of the Company’s common stock on August 26, 2008 was $10.00 per share.  However, the Company’s common stock is currently thinly traded and the Company believes that the cash price paid on that date by the accredited investors for their shares is a better indicator of the fair value of the shares issued under the Real Estate Transfer Agreement.

The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company has also released the 2,750,000 shares of the Company’s common stock from escrow to Mr. Bin Fang. The release of escrow shares to Bin Fang had no impact on the consolidated financial statements. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “Leaseback Agreement”) pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $80,000 for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.  The Company has not leased-back the real estate to the Casting Company as of June 30, 2009.

As a result of the Company’s issuance of common shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party. On August 26, 2008, High Pressure Valve and the Casting Company, which is our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years.  The agreement does not require High Pressure Valve to purchase any minimum volume or value of products.  Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices. As of June 30, 2009 and December 31, 2008, advances on inventory purchases to the Casting Company amounted to $891,991 and $1,367,446, respectively.

Note 12 – Shareholders' equity

PRIVATE PLACEMENT FINANCING

On August 26, 2008, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors.  Under the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors 8,389,302 shares of the Company’s common stock, representing approximately 29.5% of the issued and outstanding capital stock of the Company on a fully-diluted basis as of and immediately after consummation of the transactions contemplated by the Securities Purchase Agreement, for an aggregate purchase price of approximately $30 million, or $3.576 per share.

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

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) would be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement. As of June 30, 2009 and December 31, 2008, $105,616 and $128,130 are left in the escrow account related to investor relations expenses to be incurred by the Company.

In connection with the Securities Purchase Agreement, on August 26, 2008, the Company also entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Bin Li (the “Pledgor”), the Investors, Brean Murray, Carret & Co., LLC and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010.  Pursuant to the Make Good Escrow Agreement, the Pledgor placed in escrow 12,583,032 shares of the Company’s common stock held by him, to be held for the benefit of the Investors. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang, described in Note 1, and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the Investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.738 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.994.  In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize compensation cost at that time equal to the then fair value of the shares returned, up to a total of 12,150,000 shares. For the year ended December 31, 2008, the Company’s net income (prior to any compensation charge related to release of the shares from escrow was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company recorded non-cash compensation of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 4,194,344 shares. The Company’s common stock is currently thinly traded and therefore the Company does not believe that the prices at which such trades of the Company’s common stock as have occurred are necessarily reflective of the fair value of the shares released from escrow as of December 31, 2008. Accordingly, the Company has used the cash price of $3.576 paid by the Investors in the private placement to measure the compensation charge to be recorded as of December 31, 2008 as a result of the release of 4,194,344 shares to Bin Li. If the earnings targets for 2009 and 2010 are met and the Company is thus required to record additional non-cash compensation charges for the release of shares from escrow to Bin Li, the Company will make a determination of the appropriate fair value of those shares at that time.  No compensation charges will be recorded if the earnings targets are not met and the shares are released from escrow to the Investors.

Based on the Company’s current performance and other factors, the Company determines that it is probable that the earnings target for 2009 will be achieved. Accordingly, the Company recorded non-cash compensation of $7,499,487 in the second quarter of 2009. The Company’s common stock continues to be thinly traded and therefore the Company has used the cash price of $3.576 paid by the Investors in the private placement to measure the compensation charge recorded. The Company will reassess the probability at each reporting period based on its probability assessment.

WARRANTS

At the closing of the private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 587,248 shares of common stock. The warrants have a strike price equal to $4.2912 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.  Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of EITF 07-5 to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:  volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.  The value of the warrants was based on the Company’s common stock price of $3.576 on the date the warrants were issued. The warrants were valued at $959,196 when they were issued on August 26, 2008.

On February 18, 2009, the placement agent, Brean Murray, Carret & Co., LLC performed a cashless exercise of 352,349 warrant shares; which were converted to 201,149 shares of common stock. The Company valued the conversion on exercise date, and recorded $229,673 loss from changes in fair value of derivative. A total of $756,012 of carrying value and derivative liability had been reclassified into equity. As of June 30, 2009, the estimated fair value of the remaining warrants was $495,714. The Company recorded a loss of $3,545 and $144,830 for the three and six months ended June 30, 2009, respectively, related to these warrants. These losses were recorded in the Company’s income statement.

The Company issued warrants to purchase 50,000 shares at $6.00 per share, to CCG investors Relation Partners LLC on December 12, 2007 for one year of services to be provided. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The warrants were initially valued at $65,574, all of which was expensed in 2008. At June 30, 2009, these warrants were valued at $73,199. The Company recorded a gain of $2,911 and a loss of $26,131 for the three and six months ended June 30, 2009, respectively, related to these warrants. These losses were recorded in the Company’s income statement.

Warrants issued and outstanding, all of which are exercisable at June 30, 2009

		Weighted	Average
	Warrants	Average Exercise	Remaining Contractual
	Outstanding	Price	Life
Balance, January 1, 2008	50,000	6.00	2.95
Granted	587,248	4.30	3.00
Forfeited	-
Exercised	-	-	-
Balance, December 31, 2008	637,248	$4.42	2.60
Granted
Forfeited
Exercised	(352,349)	4.29
Balance, June 30, 2009 (Unaudited)	284,899	4.60	2.04

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of SFAS 131, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Three months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)

Power Supply	$7,969	$1,597
Petrochemical and Oil	4,070	3,239
Water Supply	8,807	1,893
Metallurgy	1,632	1,219
Other areas	2,397	3,835
Total sales revenue	$24,875	$11,783

	Six months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
Power Supply	$12,890	$4,444
Petrochemical and Oil	6,220	5,162
Water Supply	13,935	4,852
Metallurgy	2,817	2,117
Other areas	6,256	8,191
Total sales revenue	$42,118	$24,766

	Three months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
China	$23,065	$10,955
International	1,810	828
Total sales revenue	$24,875	$11,783

	Six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
China	$38,519	$23,456
International	3,599	1,310
Total sales revenue	$42,118	$24,766

Note 14 – Subsequent event

STOCK REVERSE SPLIT

On April 24, 2009, the Company’s Board of Directors approved a one-for-two reverse split (the “Reverse Split”) of the Company’s common shares.  On July 24, 2009, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of the State of Nevada that effects the reversed split.  Shareholders are not entitled to receive fractional shares as a result of the Reverse Split. Any fractional shares will be rounded up to the next highest whole share.

MAKE GOOD ESCROW AGREEMENT AMENDMENT

The Make Good Escrow Agreement was amended and became effective on August 14, 2009.  The specified earnings targets were modified.  For 2009, the net income target was decreased from $23,000,000 to $21,000,000 and the fully diluted earnings per share were changed from $0.738 to $0.668.  For 2010, the net income target was increased from $31,000,000 to $34,000,000 and the fully diluted earnings per share were changed from $0.994 to $1.082.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three month periods ended June 30, 2009 and 2008.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

•	“China Fluid Equipment” are references to “China Fluid Equipment Holdings Limited” incorporated in Hong Kong;
•
“China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its subsidiaries, China Fluid Equipment, Henan Tonghai Fluid, High Pressure Valve, Zhendie Valve and Taizhou Taide Valve;

•	“China Valve Hong Kong” are references to “China Valve Holdings Limited” incorporated in Hong Kong;
•	“China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa;
•	“China ” and “PRC” are references to the People’s Republic of China;
•	“$” are references to the legal currency of the United States.
•	“Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd.;
•	“Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd.;
•	“HKD” are references to the Hong Kong Dollar;
•	“High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;
•	“Operating Subsidiaries” are references to Zhengdie Valve and High Pressure Valve;
•	“RMB” are references to Renminbi, the legal currency of China;
•	“Taizhou Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;
“Taizhou Wote” are references to Taizhou Wote Valve Co., Ltd.;
•	“The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;
•	“Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;

Our Company History

      We were originally incorporated on August 1, 1997 in the State of Nevada.  Our name has changed several times over the years and on December 18, 2007, we amended our articles of incorporation to change our name to China Valves Technology, Inc.  We had no active business operations from 2001 until December 18, 2007, when we completed a share exchange transaction with China Valve Samoa, a company incorporated under the laws of Samoa, and its sole shareholder Mr. Siping Fang.  In the share exchange transaction, we acquired all of the outstanding capital stock of China Valve Samoa from its sole shareholder in exchange for 20,000,000 shares, or 99.8%, of our common stock and a cash payment by China Valve Samoa of $490,000.  Our acquisition of China Valves Samoa was accounted for as a reverse acquisition and recapitalization of our Company in which China Valve Samoa was deemed to be the accounting acquirer.   Accordingly, the historical financial statements for periods prior to December 18, 2007 are the financial statements of China Valve Samoa, including Zhengdie Valve and High Pressure Valve, except that the equity section and earnings per share data have been retroactively adjusted to reflect the reverse acquisition.

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

As part of the reorganization, on April 10, 2008, Mr. Fang sold 12,150,000 shares of the Company’s common stock beneficially owned by him (the “Shares”) and which he had received in the exchange transaction involving China Valves Samoa described above, to Mr. Li.  In connection with Mr. Li’s acquisition of the Shares from Mr. Fang, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”), pursuant to which Mr. Fang obtained the right and option to re-acquire the Shares from Mr. Li, subject to the satisfaction of certain conditions.  When all the conditions have been satisfied, Mr. Fang will be able to regain ownership of all the shares in the Company that he originally acquired when he transferred to the Company his interest in the Operating Subsidiaries, subject to their release from the Make Good Escrow Agreement described below.

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow for the benefit of the investors in the private placement. This Make Good Escrow Agreement was amended on August 14, 2009. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang as described above and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings targets (before any charges related to the release of any shares from escrow and after giving effect to the amendment to the Make Good Escrow Agreement that became effective on August 14, 2009) are (a) for calendar 2008, net income of $10,500,000, (b) for calendar 2009, net income of $21,000,000 and fully diluted earnings per share of $0.668 and (c) for calendar 2010, net income of $34,000,000 and fully diluted earnings per share of $1.082. If the earnings target for any year is not met and shares are required to be released from escrow to the investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the investors. If the earnings target for any year is met, the return to Bin Li of any of the 12,150,000 shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize a non-cash compensation charge at that time equal to the then fair value of the shares returned (up to a total of 12,150,000 shares). For the year ended December 31, 2008, the earnings target was met and accordingly, the Company recorded a non-cash charge to compensation cost of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 4,194,344 shares.

Based on the Company’s current performance and other factors, the Company determines that it is probable that the earnings target for 2009 will be achieved. Accordingly, the Company recorded non-cash compensation of $7,499,487 in the second quarter of 2009. The Company’s common stock continues to be thinly traded and therefore the Company has used the cash price of $3.576 paid by the investors in the private placement to measure the compensation charge recorded. The Company will reassess the probability at each reporting period based on its probability assessment

The above acquisition and reorganization transactions, and the related Earn-In and Make Good Escrow Agreements are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008, to which reference should be made for further information.

Recent Developments

    The Company completed the construction of the new production facility at High Pressure Valve in the first quarter of 2009. The new 13,000 square meter (approximately 140,000 square feet) facility will focus mainly on producing high-end large diameter metal valves used in the oil and petrochemical, thermal and nuclear power, and water supply and drainage industries.  The new production facility is also capable of producing high-quality forged steel valves for use in supercritical thermal power generating units.  The new facility is designed to have an approximately $30 million production capacity.

The Company began trial production at the beginning of June 2009 and expects to start commercial production at this new production facility in late August 2009.

On July 24, 2009, the Company amended its articles of incorporation with the State of Nevada to effect a one-for-two reverse stock split. The reverse stock split affects all issued and outstanding shares of the Company's common stock immediately prior to the effectiveness of the reverse stock split with any fractional shares rounded up to the next highest whole share. As a result of the reverse split, the Company has approximately 31,393,701 shares issued and outstanding. The reverse split took effect on August 13, 2009. All share and per share amounts used in this report, including the Company's consolidated financial statements and notes have been retroactively restated to reflect the 1-for-2 reverse stock split.

Overview of Our Business

Through our subsidiaries and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries.  We are located in Kaifeng, Henan Province and conduct business throughout China, Southeast Asia, the Middle-East and Europe.  Our production facility in Kaifeng has an area of approximately 110,000 square meters.  We produce over 700 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.  We are the leader in valve sales for the thermal power and water supply industries, according to the China Valves Industry Association.

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

           In addition, although the financial crisis has affected Chinese enterprises that rely on overseas markets, China Valves has not been materially affected as less than 10% of our revenue is generated from exports and the relatively strong domestic market demand has positioned us to continue to grow notwithstanding the current financial crisis.

           Management believes that the recent financial crisis in the US and Europe should not have any materially negative impact on our business, and management believes we will benefit from the stimulus plan of the central government of China.

Industry Wide Trends that are Relevant to Our Business

The valve industry in China is large and growing as a result of growth in urbanization and heavy industrialization throughout all of China.   Our industry is usually categorized into the following five major segments depending on the end user of the particular valve products: (1) oil; (2) power; (3) water supply; (4) petrochemical; and (5) metallurgy. The oil segment and the power segment rank as the largest segments accounting for 25% and 21%, respectively, followed by the water supply, petrochemical and metallurgy segments with 14%, 12%, and 8% market share, respectively. Miscellaneous and varied end users of valve products account for the remaining 20% market share.

Sales of valve products in the Chinese domestic market reached $7.08 billion in 2007, an increase of 32% from the previous year, and the Chinese market is expected to increase at an annual rate of more than 30% for the next 5 years according to the China Valve Industry Association’s research.  We believe that total domestic demand for valves will reach $12 billion by 2010 and will be driven primarily by the energy and water treatment segments with operations and projects in urban centers.  The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard.  We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our Company, especially as China’s valve market keeps growing and developing. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

Second quarter Financial Performance Highlights

During the second quarter of 2009, we focused primarily on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

The following are some financial highlights for the second quarter of 2009:

•	Sales Revenue: Sales revenue increased $13.1 million, or 111.1%, to $24.9 million for the second quarter of 2009 from $11.8 million for the same period last year.

•	Gross Profit: Gross profit was 49.9% for the second quarter of 2009, compared with 41.1% for the same period in 2008.

•
Net Income: Net income decreased $1.5 million, or 87.3%, to $212,711 for the second quarter of 2009, from $1.7 million for the same period of last year.  Our net income decreased as a result of a non-cash charge for stock compensation expense of $7.5 million.

•	Fully diluted net income per share: Fully diluted net income per share was $0.01 for the second quarter of 2009, compared with $0.08 for the same period last year.

Results of Operations

Results of operations for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Three Months Ended June 30, (unaudited)
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$24,875	11,783	13,092	111.1%
Cost of sales	12,452	6,939	5,513	79.4%

Gross profit	12,423	4,844	7,579	156.5%
Operating expenses:
Research and development costs	17	46	(29)	(63.0)%
Sales and marketing expenses	1,800	856	944	110.3%
General and administrative expenses (including non-cash stock compensation expenses of $7.5 million in the second quarter of 2009)	8,697	1,690	7,007	414.6%

Total operating expenses	10,514	2,591	7,923	305.8%

Operating income	1,909	2,253	(344)	(15.3)%
Finance costs, net	54	158	(104)	(65.8)%
Other expenses (income)	(950)	(195)	(755)	387.2%
Change in fair value of warrant liabilities	1	-	1	-%
Income taxes	2,592	620	1,972	318.1%

Net income	$212	1,670	(1,458)	(87.3)%

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Three Months Ended June 30,
Volume, in tons	2009	2008

Gate valves	1,285	615
Check valves	184	106
Global valves	516	178
Safety valves	108	83
Butterfly valves	4,307	2,039
Ball valves	544	324
Vent valves	7	71
Other valves and accessories	1,372	652
Total, in tons	8,323	4,068

	Three Months Ended June 30,
	2009	2008
Sales revenue	(in thousands)

Gate valves	$7,442	$3,352
Check valves	941	495
Global valves	2,055	821
Safety valves	547	196
Butterfly valves	9,643	4,391
Ball valves	1,409	784
Vent valves	19	201
Other valves and accessories	2,819	1,543
Total sales revenue	$24,875	$11,783

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended June 30,
	2009	2008
	(in thousands)

Power Supply	$7,969	$1,597
Petrochemical and Oil	4,070	3,239
Water Supply	8,807	1,893
Metallurgy	1,632	1,219
Other areas	2,397	3,835
Total sales revenue	$24,875	$11,783

Sales Revenue
Our sales revenue for the three months ended June 30, 2009 amounted to $24.9 million, which is approximately $13.1 million or 111.1% more than that of the same period in 2008, where we had revenue of $11.8 million.   The increased sales revenue was attributable to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers, (4) our expansion into the nuclear power station valve market segment, and (5) volume increased for our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves because the Company has established its brand in China

Cost of Sales
Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $12.5 million for the three month period ended June 30, 2009, an increase of $5.5 million or 79.4%, as compared with $6.9 million for the three month period ended June 30, 2008. Cost of sales as a percentage of total revenues were 50.0% and 58.8% for the three month periods ended on June 30, 2009 and 2008, respectively, with a decrease of approximately 8.8%.  The decrease was a result of lower production costs caused by decreased cost of raw materials and strengthened production cost control.  Since the fourth quarter of 2008, the prices of raw materials went down as a result of the global financial crisis. The purchasing prices of our major raw materials, including the prices of casting steel, weld puddle, disc and rotor decreased 18% on average in the second quarter of 2009 as compared to the same period in 2008.

Sales and Marketing Expenses
Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1.8 million for the three month period ended June 30, 2009, compared with $856,034 for the period ended June 30, 2008, an increase of $943,885 or approximately 110.3% due to the increase of sales volume in the period. In addition, with the implementation of the strengthened cost control policy in 2009, the percentage increase of sales and marketing expenses was less than that of sales.

General and Administrative Expenses
Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses and depreciation, and bad debt expenses, were $8.7 million for the three month period ended June 30, 2009, compared with $1.7 million for the period ended June 30, 2008, a increase of $7.0 million or approximately 414.7%. Included in these expenses is a non-cash stock compensation charge of $7.5 million, as discussed below. The remaining increase was primarily attributable to increases in our auditing, accounting and legal fees related to our status as a public reporting company.

As described in Note 12 to the Company’s June 30, 2009 consolidated financial statements, in connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement which was amended on August 14, 2009, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfillment of specified earnings targets after giving effect to the amendment to the Make Good Escrow Agreement. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $21,000,000 and fully diluted earnings per share of $ 0.668 and for calendar 2010 the target is net income of $34,000,000 and fully diluted earnings per share of $1.082. In the event that shares are required to be released from escrow to the investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company.  Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize a non-cash compensation cost at that time equal to the then fair value of the shares returned. For 2009, the earnings target of net income is $21,000,000 and fully diluted earnings per share of $0.668 (before any charges related to the release of any shares from escrow). As it is probable that the Company will meet the earning target of 2009, the Company recorded a non-cash charge to compensation cost of $7.5 million in the second quarter of 2009 related to the pledged shares in the escrow account of Bin Li.

Income From Operations
Income from operations was $1.9 million for the three month period ended June 30, 2009, compared with $2.3 million for the period ended June 30, 2008, a decrease of $0.4 million or approximately 15.2%.  The decrease was primarily attributable to the increase in sales and gross margin in the current quarter after deducting a $7.5 million non-cash compensation expenses in the second quarter. Income from operations excluding the non-cash compensation expense for the three month period ended June 30, 2009 was $9.4 million, compared with $2.3 million for the period ended June 30, 2008, an increase of $7.1 million or approximately 308.7%.

Other income (expenses)
Total other income was $895,053 for the three month period ended June 30, 2009, compared with $37,670 for the period ended June 30, 2008.  The financial expenses for the three month period ended on June 30, 2009 and 2008 were $54,703 and $157,766, respectively.

Income taxes
We incurred income taxes of $2.6 million for the three month period ended June 30, 2009.  This is an increase of $2.0 million or 318.1% from the taxes we incurred in the 2008 period, which were $0.62 million.  We incurred more taxes in the three months ended June 30, 2009 mostly because of the higher taxable income in the three month period ended on June 30, 2009 compared to 2008.

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

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above.  The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes.  We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise.  For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China — Under the New EIT Law, we may be classified as a “resident enterprise” of China.  Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Net Income
We earned net income of $212,711 for the three month period ended June 30, 2009.  This is a decrease of $1.5 million or approximately 87% from the period ended June 30, 2008 which had a net income of $1.7 million.   The primary factor for the decrease is a non-cash compensation expense of $7.5 million in the current quarter.

The Company’s management uses non-GAAP adjusted net income to measure the performance of the Company’s business internally by excluding non-cash expenses related to the Make Good Escrow Agreement and change in fair value of warrant liabilities.  The Company’s management believes that the non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because the measures reflect the essential operating activities of the Company and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP income from operations and net income.

	Three Months Ended
	June 30
	2009	2008
Income From Operations	$1,909,435	2,252,689
Add back (Deduct):
Non-Cash Compensation Expenses	7,499,487	-
Adjusted Income From Operations	$9,408,922	$2,252,689

Net Income (Loss)	$212,711	$1,670,038
Add back (Deduct):
Non-Cash Change in Warrant Liabilites	634	-
Non-Cash Compensation Expenses	$7,499,487	$-
Adjusted Net Income	$7,712,832	$1,670,038

Diluted EPS	$0.01	$0.08
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	0.00	0.00
Non-Cash Compensation Expenses	$0.24	$0.00
Adjusted EPS	$0.25	$0.08

Results of operations for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Six Months Ended June 30, (unaudited)
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$42,118	24,766	17,352	70.1%
Cost of sales	21,374	14,818	6,556	44.2%

Gross profit	20,744	9,948	10,796	108.5%
Operating expenses:
Research and development costs	23	99	76	(76.8)%
Sales and marketing expenses	2, 915	1,863	1,052	56.5%
General and administrative expenses (including non-cash stock compensation expenses of $7.5 million in the second quarter of 2009)	11,258	3,270	7,988	244.3%

Total operating expenses	14,196	5,232	8,964	171.3%

Operating income	6,548	4,716	1,832	38.8%
Finance costs, net	126	292	(166)	(56.8)%
Other expenses (income)	(1,037)	(287)	(750)	261.3%
Change in fair value of warrant liabilities	401	-	401	-%
Income taxes	3,878	1,281	2,597	202.7%

Net income	$3,180	3,430	(250)	(7.3)%

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Six Months Ended June 30,
Volume, in tons	2009	2008

Gate valves	1,959	1,289
Check valves	307	189
Global valves	723	473
Safety valves	200	129
Butterfly valves	6,613	3,635
Ball valves	935	486
Vent valves	8	204
Other valves and accessories	2,096	1,898
Total, in tons	12,843	8,303

	Six Months Ended June 30 ,
	2009	2008
Sales revenue	(in thousands)

Gate valves	$12,708	$6,790
Check valves	1,722	898
Global valves	3,325	1,747
Safety valves	1,109	326
Butterfly valves	15,709	7,752
Ball valves	2,606	1,180
Vent valves	26	582
Other valves and accessories	4,913	5,491
Total sales revenue	$42,118	$24,766

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Power Supply	$12,890	$4,444
Petrochemical and Oil	6,220	5,162
Water Supply	13,935	4,852
Metallurgy	2,817	2,117
Other areas	6,256	8,191
Total sales revenue	$42,118	$24,766

Sales Revenue
Our sales revenue for the six months ended June 30, 2009 amounted to $42.1 million, which is approximately $17.4 million or 70% more than that of the same period in 2008, where we had revenue of $24.8 million.  The increase was primarily attributed to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers, (4) our expansion into the nuclear power station valve market segment, and (5) volume increased for our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves because the Company has established its brand in China.

Cost of Sales
Cost of sales was $21.4 million for the six month period ended June 30, 2009, an increase of $6.6 million or 44.2%, as compared with $14.8 million for the six month period ended June 30, 2008. Cost of sales as a percentage of total revenues were 50.7% and 59.8% for the six month periods ended on June 30, 2009 and 2008, respectively, with a decrease of approximately 9.1%.  The decrease was a result of lower production costs caused by decreased cost of raw materials and strengthened production cost control.  Since the fourth quarter of 2008, the prices of raw materials went down as a result of the global financial crisis. The purchasing prices of our major raw materials, including the prices of casting steel, weld puddle, disc and rotor decreased 18% on average in the second half of 2009 as compared to the same period in 2008.

Sales and Marketing Expenses
Sales and marketing expenses were $2.9 million for the six month period ended June 30, 2009, compared with $1.9 million for the period ended June 30, 2008, an increase of $1.0 million or approximately 56.5% due to the increase of sales performance in the period. In addition, with the implementation of the strengthened cost control policy in 2009, the percentage increase of sales and marketing expenses was less than that of sales.

General and Administrative Expenses
Our general and administrative expenses were $11.3 million for the six month period ended June 30, 2009, compared with $3.3 million for the period ended June 30, 2008, an increase of $8.0 million or approximately 244.3%.  Included in these expenses is a non-cash compensation charge of $7.5 million, as discussed above. The remaining increase was primarily attributable to an increases in our auditing, accounting and legal fees related to our status as a public reporting company.

Income From Operations
Income from operations was $6.5 million for the six month period ended June 30, 2009, compared with $4.7 million for the period ended June 30, 2008, a increase of $1.8 million or approximately 38.8%.  The increase was primarily attributable to the increase in sales and gross margin in the current quarter after deducting a $7.5 million non-cash compensation expenses in the second quarter. Income from operations excluding the non-cash compensation expense for the six month period ended June 30, 2009 was $14.0 million, compared with $4.7 million for the period ended June 30, 2008, an increase of $9.3 million or approximately 197.8%.

Other income (expenses)
Total other income was $1.0 million for the six month period ended June 30, 2009, compared with $286,984 for the period ended June 30, 2008.  The financial expenses for the six month period ended on June 30, 2009 and 2008 were $126,152 and $291,594, respectively.

Income taxes
We incurred income taxes of $3.9 million for the six month period ended June 30, 2009.  This is an increase of $2.6 million or 202.7% from the taxes we incurred in the 2008 period, which were $1.3 million.  We incurred more taxes in the six months ended June 30, 2009 mostly because of the higher taxable income in the six month period ended on June 30, 2009 compared to 2008.

Net Income
We had net income of $3.2 million for the six month period ended June 30, 2009.  This is a decrease of $250,306 or approximately 7.3% from the period ended June 30, 2008 which had a net income of $3.4 million.   The primary factor for the decrease is a non-cash compensation expense of $7.5 million in the second quarter.

The Company’s management uses non-GAAP adjusted net income to measure the performance of the Company’s business internally by excluding a non-cash compensation expense related to the Make Good Escrow Agreement.  The Company’s management believes that the non-GAAP adjusted financial measure allows the management to focus on managing business operating performance because the measure reflect the essential operating activities of the Company and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management compensates for these limitations by providing the relevant disclosure of the items excluded.
.
The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP income from operations and net income.

	Six Months Ended
	June 30
	2009	2008
Income From Operations	$6,547,945	4,716,252
Add back (Deduct):
Non-Cash Compensation Expenses	7,499,487	$0
Adjusted Income From Operations	$14,047,432	$4,716,252

Net Income	$3,180,062	$3,430,368
Add back (Deduct):
Non-Cash Change in Warrant	400,634	0
Non-Cash Compensation Expenses	7,499,487	0
Adjusted Net Income	$11,080,183	$3,430,368

Diluted EPS	$0.11	$0.17
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	0.02	0
Non-Cash Compensation Expenses	$0.24	$0.00
Adjusted EPS	$0.35	$0.17

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $19.7 million.  The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2009	2008
	(in thousands)
Net cash (used in) / provided by operating activities	15,317	47
Net cash used in investing activities	(7,249)	(1,729)
Net cash (used in) / provided by financing activities	(4,703)	3,162
Effect of exchange rate changes on cash and cash equivalents	(97)	239
Net Increase in cash and cash equivalent	3,268	1,719
Cash and cash equivalents at the beginning of period	16,428	2,773
Cash and cash equivalents at the end of period	19,696	4,492

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months.  In 2009, we continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided by operating activities was $15.3 million in the six months ended June 30, 2009, compared with net cash provided by operating activities of $46,743 in the same period in fiscal year 2008. The change of $15.3 million in operating activities was primarily attributable to a $7.5 million non-cash compensation expense accrual, increases in customer deposit and tax payable for the six months ended June 30, 2009.  The Company has improved the collection of accounts receivables by implementing new sales commission policies and strengthening the collection efforts through compensating sales agents on timely collection.

Investing Activities

Net cash used in investing activities increased to $7.2 million in the six months ended June 30, 2009, compared with $1.7 million in the same period in fiscal year 2008.

Financing Activities

Net cash used by financing activities was $4.7 million in the six months ended June 30, 2009, compared with net cash obtained from financing activities of $3.2 million in the same period in fiscal year 2008. The decrease in net cash is attributable to the repayment of $4.8 million of short term loan.

As of June 30, 2009, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the six months ended June 30, 2009 and 2008 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six months Ended June 30,
	2009	2008
	(in thousands)
Construction costs	2,552	$375
Purchase of equipment	$4,233	$564

Total capital expenditures	$6,785	$939

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $10 million: $6.8 million of which has been used to complete construction of the new plant in Kaifeng and equipment purchase in other two subsidiaries, Zhengdie and Taizhou Taide. $1 million of which will be used to upgrade Taizhou Taide’s production technology and equipment, which we expect will increase Taizhou Taide’s existing production capacity by 50%, and the $2.0 million be used for purchase of new equipment (e.g., equipment for ultra-supercritical thermal power projects) and production line upgrades for companies we plan to acquire in 2009.

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2009:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short-term loans	3,685	3,685	-	-	-
Bills payable	-	-	-	-	-
Long-term bank loans	-	-		-	-
Minimum Lease payments	1,199	171	1,028		-
Capital commitments	-	-	-	-	-
Future interest payment on short-term bank loans	36	36	-	-	-
Future interest payment on long-term bank loans	-	-	-	-	-

Total	4,920	3,892	1,028		-

Make Good Escrow Agreement

In connection with the private placement, our major stockholder Bin Li entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement which was amended on August 14, 2009, Bin Li agreed to certain “make good” provisions. In the escrow agreement, we established minimum net income thresholds of $10,500,000 for the fiscal year ended December 31, 2008, $21,000,000 for the fiscal year ended December 31, 2009 and $34,000,000 for the fiscal year ended December 31, 2010. Bin Li deposited a total of 12,583,032 shares into escrow with Escrow LLC under the escrow agreement. If the 2008 net income threshold is not achieved, then the escrow agent must deliver the first tranche of 4,194,344 shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction), If the 2009 net income threshold is not achieved, then the escrow agent must deliver the second tranche of 4,194,344 shares to the investors on a pro rata basis and if the 2010 net income threshold is not achieved, the escrow agent must deliver the second tranche of 4,194,344 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrowed shares.

For the year ended December 31, 2008, the Company’s net income (prior to any compensation charge related to release of the shares from escrow) was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company released 4,194,344 shares from the escrow to Bin Li.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2009.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,077,912 and $6,158,977 as of June 30, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at June 30, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2009 and 2008 were 6.82 RMB and 7.05 RMB to $1.00, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2009 and 2008.

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

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge.  Historically, failure of product parts due to materials or workmanship is rare. Therefore, at June 30, 2009 and June 30, 2008, the Company made no provision for warranty claims for our products.  Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $20,727,084 and $11,984,233, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 22% and 44% of the Company’s total purchases for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, five major suppliers represented approximately 20% and 37% respectively of the Company’s total purchases. Five major customers represented approximately 14% and 21% of the Company’s total sales for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, five major customers represented approximately 14% and 21%, respectively of the Company’s total sales.

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

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$763,472			$763,472
Warrant liabilities	$568,913			$568,913

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

The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment of long term investments in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of June 30, 2009, management believes no impairment charge is necessary.

Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of all or a portion of a reporting unit. Our operating subsidiaries are considered separate reporting units for purposes of this evaluation. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

Changes in Accounting Standards

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this standard during the second quarter of 2009.  FAS 165 requires that public entities evaluate subsequent through the date that the financial statements are issued.  We have evaluated subsequent events through the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. SFAS No. 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement will not have an impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform a qualitative assessment of whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This assessment identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS No. 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated financial statements

In June, 2009 the FASB issued FAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (FAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Our Quarterly Report on Form 10-Q for the quarter ending September 26, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Siping Fang and  Ms. Ichi Shih respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Fang and Ms. Shih concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

The Company’s management is focused on compliance with the requirements under Section 404 of the Sarbanes-Oxley Act. The relevant section of the Act requires the management of smaller reporting companies with equity securities listing in the U.S. securities market to issue report and representations as to the internal control over financial reporting. The Company anticipates that it will be fully compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the required date for smaller reporting companies and it is currently in the process of improving and rectifying its internal control systems in order to be compliant with Section 404 of the Sarbanes-Oxley Act.

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

The Company had completed the documentation and implementation of internal control framework in June 2009.

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

Item 1A. Risk Factors

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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
On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China.  Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a  resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 14, 2009, the Company entered into an amendment (the “Amendment”) to the Make Good Escrow Agreement (the “Make Good Agreement”), dated as of August 26, 2008, among the Company, Bin Li, Brean Murray Carret & Co., LLC as investor agent and Escrow, LLC, as escrow agent.   The Amendment revised the 2009 guaranteed after tax net income the Company was obligated to achieve under the Make Good Agreement from $23 million to $21 million and the earnings per share for 2009 was revised from $0.738 to $0.668. The Amendment also revised the 2010 guaranteed after tax net income the Company was obligated to achieve from $31 million to $34 million and the earnings per share for 2010 was revised from $0.994 to $1.082.

Item 6.  Exhibits.

EXHIBITS.

10.1 *
Form of Amendment Number 1 to Make Good Escrow Agreement, dated August 14, 2009, among China Valves Technology, Inc. Bin Li, Brean Murray Carret & Co., LLC, Investors identified therein and Escrow, LLC.

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

DATED: August 14, 2009

CHINA VALVES TECHNOLOGY, INC.

/s/ Ichi Shih
Ichi Shih
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1 *
Form of Amendment Number 1 to Make Good Escrow Agreement, dated August 14, 2009, among China Valves Technology, Inc. Bin Li, Brean Murray Carret & Co., LLC, Investors identified therein and Escrow, LLC.

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