Form 10-Q
period 2009-09-30
CHINA VALVES TECHNOLOGY, INC
filed 2009-11-16
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0891913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

No. 93 West Xinsong Road Kaifeng City, Henan Province People’s Republic of China,	475002
(Address of principal executive offices)	(Zip Code)

(86) 378-2925211
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,393,878 shares of common stock, par value $0.001 per share, outstanding on November 12, 2009.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

1

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,669,586	$16,427,883
Restricted cash	3,180,091	3,191,237
Notes receivable	243,522	880,200
Accounts receivable, net of allowance for doubtful accounts of $1,163,457 and $1,163,457 as of September 30, 2009 and December 31, 2008, respectively	27,483,141	26,119,447
Other receivables	5,082,414	4,841,691
Inventories	10,358,228	11,244,442
Advances on inventory purchases	2,206,656	1,108,512
Advances on inventory purchases - related party	1,281,316	1,367,446
Prepaid expenses	44,777	52,921
Total current assets	66,549,731	65,233,779

PLANT AND EQUIPMENT, net	26,580,568	16,184,894

OTHER ASSETS:
Accounts receivable - retainage, long term	2,788,490	2,541,418
Deposit for acquisition	6,014,700	-
Advances on equipment purchases	1,405,860	2,001,733
Long term receivable	300,802	382,552
Goodwill - purchased	20,811,767	20,811,767
Intangibles, net of accumulated amortization	8,980,342	823,331
Other investments, at lower of cost or market	764,515	764,515
Total other assets	41,066,476	27,325,316

Total assets	$134,196,775	$108,743,989

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$8,439,279	$6,630,574
Short term loans	4,139,811	7,839,960
Short term loans - related parties	456,511	596,791
Other payables	3,327,025	4,453,881
Other payables - related party	1,470,313	1,975,462
Notes payable	2,347,200	2,934,000
Accrued liabilities	2,984,031	2,382,138
Customer deposits	3,015,111	3,129,708
Taxes payable	2,101,853	1,227,338
Warrant liabilities	478,422	924,291
Total current liabilities	28,759,556	32,094,143

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,398,878 shares and 31,192,552 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	31,402	31,192
Additional paid-in-capital	78,971,106	66,935,968
Common stock subscription receivable	-	(9,834,000)
Statutory reserves	4,892,263	2,958,659
Retained earnings	15,399,478	10,399,050
Accumulated other comprehensive income	6,142,970	6,158,977
Total shareholders' equity	105,437,219	76,649,846

Total liabilities and shareholders' equity	$134,196,775	$108,743,989

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
SALES	$27,890,991	$21,441,850	$70,008,554	$46,208,006

COST OF GOODS SOLD	14,191,615	12,884,586	35,565,231	27,702,722

GROSS PROFIT	13,699,376	8,557,264	34,443,323	18,505,284

OPERATING EXPENSES:
Selling	1,739,431	1,307,590	4,654,287	3,170,950
General and administrative	1,762,085	1,513,622	5,520,928	4,783,324
Research and development	15,677	74,399	38,493	173,105
Non-cash stock compensation expense	3,779,849	-	11,279,336	-
Total operating expenses	7,297,042	2,895,611	21,493,044	8,127,379

INCOME FROM OPERATIONS	6,402,334	5,661,653	12,950,279	10,377,905

OTHER EXPENSE (INCOME):
Other expense (income), net	224,352	(621,229)	(812,743)	(908,213)
Interest and finance expense, net	11,879	132,026	138,031	423,620
Change in fair value of warrant liabilities	(90,491)	(34,740)	310,143	(34,740)
Total other expense (income), net	145,740	(523,943)	(364,569)	(519,333)

INCOME BEFORE PROVISION FOR INCOME TAXES	6,256,594	6,185,596	13,314,848	10,897,238

INCOME TAX EXPENSE	2,502,624	1,544,268	6,380,816	2,825,542

NET INCOME	3,753,970	4,641,328	6,934,032	8,071,696

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	65,058	49,582	(16,007)	2,376,660

COMPREHENSIVE INCOME	$3,819,028	$4,690,910	$6,918,025	$10,448,356

BASIC EARNINGS PER SHARE:
Weighted average number of shares	31,398,770	23,244,832	30,559,609	21,124,876
Earnings per share	0.12	0.20	0.23	0.38

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	31,446,247	23,244,832	30,670,673	21,124,876
Earnings per share	$0.12	$0.20	$0.23	$0.38

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	20,053,250	$20,053	$16,385,083	$-	$1,749,601	$15,844,953	$3,173,745	$37,173,435
Shareholder contribution			1,317,095					1,317,095
Common stock issuance for cash at $3.576	8,389,302	8,389	25,720,661					25,729,050
Net income						8,071,696		8,071,696
Adjustment to statutory reserve					798,019	(798,019)		-
Foreign currency translation adjustment							2,376,660	2,376,660
BALANCE, September 30, 2008, unaudited	28,442,552	$28,442	$43,422,839	$-	$2,547,620	$23,118,630	$5,550,405	$74,667,936
Common stock issuance for real estate acquisition at $3.576	2,750,000	2,750	9,831,250	(9,834,000)				-
Stock compensation expense related to Make Good Escrow Agreement			14,998,974					14,998,974
Shareholder contribution returned			(1,317,095)					(1,317,095)
Net income						(12,308,541)		(12,308,541)
Adjustment to statutory reserve					411,039	(411,039)		-
Foreign currency translation adjustment							608,572	608,572
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,326	201	755,811					756,012
Release of shares in escrow related to common stock issued for real estate acquisition				9,834,000				9,834,000
Stock compensation expense related to Make Good Escrow Agreement			11,249,231					11,249,231
Stock based compensation	5,000	9	9,366					9,375
Stock based compensation from options			20,730					20,730
Net income						6,934,032		6,934,032
Adjustment to statutory reserve					1,933,604	(1,933,604)		-
Foreign currency translation adjustment						-	(16,007)	(16,007)
BALANCE, September 30, 2009, unaudited	31,398,878	$31,402	$78,971,106	$-	$4,892,263	$15,399,478	$6,142,970	$105,437,219

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30 (Unaudited)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,934,032	$8,071,696
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1,111,294	683,455
Amortization	175,413	46,359
Bad debt provision	200,595	554,672
Loss (gain) on disposal of fixed assets	52,098	(24,705)
Change in fair value of warrant liabilities	310,143	(34,740)
Stock compensation cost	11,279,336	-
Change in operating assets and liabilities:
Restricted cash due to sales covenant	(571,331)	(96,857)
Note receivable	636,201	(57,348)
Accounts receivable-trade	(1,609,558)	(7,749,222)
Other receivables	(441,139)	(738,305)
Inventories	885,549	1,146,008
Advance on inventory purchases	(1,097,320)	(212,157)
Advance on inventory purchases-related party	106,946	(122,415)
Prepaid expenses	8,138	347,644
Accounts payable-trade	1,807,350	(107,055)
Long term receivable	81,689	-
Other payables	(1,136,336)	(2,652,648)
Accrued liabilities	601,564	1,653,736
Customer deposits	(114,511)	1,087,270
Taxes payable	873,859	497,363
Net cash provided by operating activities	20,094,012	2,292,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(768,192)	(252,938)
Advance on equipment purchases		(1,485,584)
Purchases of plant and equipment	(8,636,494)	(3,243,024)
Proceeds from sale of equipment	-	62,366
Investment deposit	(6,010,190)	-
Net cash used in investing activities	(15,414,876)	(4,919,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	(3,894)	(1,628,130)
Restricted cash due to notes payable	586,360	-
Repayment from notes payable	(586,360)	-
Other payables-related party	(505,130)	(2,246,978)
Proceeds from short term debt	3,037,517	6,904,760
Proceeds from short term loans-related parties	99,307	796,633
Repayments of short term debt	(6,733,530)	(4,994,553)
Repayments of short term loans-related parties	(251,638)	-
Proceeds from shareholder	-	1,317,095
Proceeds from private placement financing		27,288,231
Net cash (used in) provided by financing activities	(4,357,368)	27,437,058

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(80,065)	275,980

INCREASE IN CASH	241,703	25,086,609

CASH and CASH EQUIVALENTS, beginning	16,427,883	2,773,262

CASH and CASH EQUIVALENTS, ending	$16,669,586	$27,859,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$138,133	$376,939
Cash paid for income taxes	$1,324,470	$2,326,037
Additional Non-cash investing and financing activities
Cashless exercise of warrants	$756,012	$-
Common stock issued for real estate acquisition	$9,834,000	$-

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 – Organization (Continued)

NEW ACQUISITIONS

On November 17, 2008, the Company’s subsidiary, China Fluid Equipment established a new holding company, Tai Zhou Tai De Valve Co., Ltd. for the purpose of acquiring 100% tangible assets of Taizhou Wote Valve Co., Ltd. On April 17, 2009, Taizhou Tai De Valve Co., Ltd. completed the acquisition of Taizhou Wote Valve Co., Ltd for a total cash consideration of $3 million pursuant to an Asset Purchase Agreement.

On August 18, 2009, Henan Tonghai Fluid Equipment Co., Ltd., a Chinese corporation (the "Subsidiary"), a wholly-owned subsidiary of China Valves Technology, Inc. (the "Company"), prepaid $4.1 million to acquire 100% of the outstanding equity interests of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"). However, the Company is still in the process of completing the acquisition. As of September 30, 2009, our prepaid acquisition totaled $6.0 million. See subsequent events in Note 14 for detailed discussion.

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
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

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

REVENUE RECOGNITION

The Company’s revenue recognition policies are in accordance with generally accepted accounting principles regarding revenue recognition.. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv)the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $94,011 and $59,262 for the three months ended September 30, 2009 and 2008, respectively. Shipping and handling costs amounted to $306,650 and $138,117 for the nine months ended September 30, 2009 and 2008, respectively.

SELLING EXPENSE

Selling expense includes transportation expense, advertising, salaries, conference fees and sales commissions.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses include insurance expense, administrative and management salaries, bad debt expense, depreciation, rent, travel expense, welfare expense, office expenses, meal and entertainment expense, conference expense, and repairs and maintenance expense.

ADVERTISING

Advertising costs are expensed as incurred and totaled $24,975 and $3,465 for the three months ended September 30, 2009 and 2008, respectively and $32,819 and $19,000 for the nine months ended September 30, 2009 and 2008, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries, High Pressure Valve and Zhengdie Valve, is the Chinese Renminbi (RMB).

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME (CONTINUED)

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

The balance sheet amounts with the exception of equity at September 30, 2009 and December 31, 2008 were translated at 6.82 RMB and 6.83 RMB to $1.00, respectively. The average translation rates applied to the statements of income and of cash flows for the three months ended September 30, 2009 and 2008 were 6.82 RMB and 6.83RMB to $1.00, respectively, and for the nine months ended September 30, 2009 and 2008 were 6.82 RMB and 6.97 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of goodwill, patents, software and land use right. The Company records goodwill when the purchase price of the net assets acquired exceeds their fair value. In accordance with the accounting standard regarding accounting for goodwill and other intangible assets, goodwill has an indefinite life and therefore costs are not amortized but reviewed for impairment. Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management believes that five years is the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 years. Software is amortized over 10 years, its estimated useful life.

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2009, the Company determined no impairment charges were necessary.

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
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

RETIREMENT BENEFIT COSTS

Amounts payable for the PRC state managed retirement benefit programs are expensed in the financial statements following the accrual basis of accounting.

INCOME TAXES

The Company applies the accounting standard regarding accounting for income taxes and the accounting standard regarding accounting for uncertainty in income taxes for income taxes. This accounting standard requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2009 and December 31, 2008.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash in held escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 12. Restricted cash amounted to $3,180,091 and $3,191,237 as of September 30, 2009 and December 31, 2008, respectively.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $15,274,633 and $11,984,233 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

CONCENTRATION RISKS (CONTINUED)

Five major suppliers, represented approximately 27% and 32% of the Company’s total purchases for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, five major suppliers, represented approximately 18% and 28%, respectively of the Company’s total purchases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The accounting standards regarding disclosures about fair value of financial instruments defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 12.

	Carrying Value as of	Fair Value Measurements at September 30, 2009
	September 30, 2009		using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Investments	$764,515			$764,515
Warrant liabilities	$478,422			$478,422

Except for the warrant liability and investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Level 3 Valuation Reconciliation:
Warrant liabilities

Balance, December 31, 2008	$924,291
Exercised Warrants reclassified to APIC	(756,012)
Current period fair value change of exercised warrants	229,673
Current period fair value change	80,470
Balance, September 30, 2009 (Unaudited)	$478,422

Long term
Investment

Balance, December 31, 2008	$764,515
Current period investment	-
Distribution of previous year dividend	-
Current period investment gain	-
Foreign currency exchange loss	-
Balance, September 30, 2009 (Unaudited)	$764,515

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

EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of the accounting standard regarding "Earnings per Share." This accounting standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

As described in Notes 11 and 12, on August 26, 2008, the Company issued 2,750,000 shares as consideration for the transfer to the Company of certain land use rights and property. The shares were in escrow, pending PRC governmental approval of the transfer for the year ended December 31, 2008. In accordance with this accounting standard, outstanding common shares that are contingently returnable (that is, subject to recall) are treated in the same manner as contingently issuable shares. Therefore, the 2,750,000 shares were excluded from diluted earnings per share for the year ended December 31, 2008. On March 6, 2009, the land use rights and property were transferred to the Company and the shares were released from escrow, thus resolving the contingency and the 2,750,000 shares have been included in basic and diluted earnings per share for the period ended September 30, 2009.

As described in Note 12, the placement agent, Brean Murray, Carret & Co., LLC converted 352,349 warrant shares to 201,149 shares of common stock on February 18, 2009. A total of $756,012 of carrying value and warrant liability had been reclassified into equity and have been included in basic and diluted earnings per share for the periods ended September 30, 2009.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 2-for-1 reverse stock split, which are effective on July 30, 2009.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

LONG TERM INVESTMENT

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.14% of China Perfect Machinery Industry Co. Ltd. and approximately 4.01% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $764,515 and $764,515 as of September 30, 2009 and December 31, 2008, respectively.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of September 30, 2009, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2009 and December 31, 2008, customer deposits amounted to $3,015,111 and $3,129,708, respectively.

STOCK BASED COMPENSATION

The Company applies the accounting standard regarding accounting for stock-based compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available.

BUSINESS COMBINATIONS

Effective January 1, 2009, the Company adopted the accounting standard regarding business combinations. This standard retains the fundamental requirements that the acquisition method of accounting (which this standard called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the old accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

On April 17, 2009, a subsidiary of the Company acquired 100% of the tangible assets of Taizhou Wote Valve Co., Ltd. for a total cash consideration of $3 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included inventories of $1.0 million, buildings of $1.4 million, equipments of $0.4 million, and land use rights of $0.4 million. The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $252,000 in non-operating income in the current period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2009, the Financial Accounting Standards Board issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities. The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued three related accounting standards: (i) Recognition of Presentation of Other-Than-Temporary Impairments. (ii) Interim Disclosures about Fair Value of Financial Instruments and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which are effective for interim and annual reporting periods ending after June 15, 2009. The first accounting standard modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second related accounting standard requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The third related accounting standard requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these accounting standards did not have a material impact the Company’s consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 2 – Summary of significant accounting policies (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This accounting standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This accounting standard will not have an impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. This accounting standard will not have an impact on the Company’s financial statements.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Note 3 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Buildings and improvements	$9,903,653	$3,291,978
Machinery	18,503,435	13,569,698
Motor vehicles	1,939,140	1,638,036
Office equipment	688,698	465,922
Construction in progress	4,971,763	5,600,335
	36,006,689	24,565,969
Less: Accumulated depreciation	(9,426,121)	(8,381,075)
	$26,580,568	$16,184,894

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 3 – Plant and equipment, net (Continued)

The Company’s subsidiary, High Pressure Valve, has completed its new production plant construction in the third quarter of 2009 and has no major capital commitment as of September 30, 2009. Depreciation expense was $413,180 and $242,800 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, depreciation expense was $1,111,294 and $683,455, respectively. Capitalized interest amounted to $ 15,760 and $0 for the three months ended September 30, 2009 and 2008, respectively; and amounted to $115,946 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

Note 4 – Goodwill and intangible assets, net

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. The change in the carrying value of goodwill is due solely to currency translation. As of September 30, 2009 and December 31, 2008, the carrying value of goodwill amounted to $20,811,767 and $20,811,767, respectively.

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Patents	$191,088	$191,088
Software	724,944	723,038
Land use rights*	8,330,649	-
	9,246,681	914,126
Less: Accumulated amortization	(266,339)	(90,795)
	$8,980,342	$823,331

* Land use rights were transferred from the Casting Company under escrow agreement by issuing 2,750,000 shares of common stock. See Note 11 and 12 for details.

Amortization expense was $70,332 and $15,782 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense was $175,413 and $46,359 for the nine months ended September 30, 2009 and 2008, respectively.

Note 5 – Inventories

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$2,482,428	$2,451,477
Work-in-progress	1,862,986	1,853,317
Finished goods	6,012,814	6,939,648
	$10,358,228	$11,244,442

Note 6 – Accounts receivable

Accounts receivable consists of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Total accounts receivable	31,435,088	29,824,322
Allowance for bad debts	(1,163,457)	(1,163,457)
Accounts receivable, net	30,271,631	28,660,865
Accounts receivable – non-current retainage	(2,788,490)	(2,541,418)
Accounts receivable – current	$27,483,141	$26,119,447

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 6 – Accounts receivable (Continued)

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products. As of September 30, 2009 and December 31, 2008, retainage held by customers included in the Company’s accounts receivable is as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Retainage
Current	$1,809,472	$1,194,025
Non-current	2,788,490	2,541,418
Total retainage	$4,597,962	$3,735,443

The following represents the changes in the allowance for doubtful accounts:

	September 30, 2009	December 31,2008
	(unaudited)
Balance, beginning of the period	$1,163,457	$274,167
Additions to the reserve	-	819,711
Write-off charged against the allowance	-	-
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustment		69,579
Balance, end of the period	$1,163,457	$1,163,457

Note 7 – Loans

SHORT TERM LOANS:	September 30, 2009	December 31, 2008
	(unaudited)
Short term loans from Commercial Bank of Zhengzhou City
Due May 2009, annual interest at 11.21%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd	$-	$1,863,090
Zhengzhou Shangjie Credit Union
Due July 2009, annual interest at 10.13%
guaranteed by Zhengzhou Huazhong
Capital Construction Co., Ltd.	-	1,173,600
Citic bank, Zhengzhou branch
Due August 2010. annual interest at 5.841%,
guaranteed by Kaifeng Cast Iron Co., Ltd.	2,934,000	2,934,000
Unrelated third parties, non-secured, ranging from non-interest
Bearing to annual interest at 10.00%, due on demand	394,560	1,058,061

Local Bureau of Finance, Kaifeng City.
No expiration date and non-interest bearing	547,191	547,191
Local Bureau of Finance, Kaifeng City.
No expiration date, annual interest at 2.55% per annum	264,060	264,018
Total short term loans	$4,139,811	$7,839,960

Total interest incurred for the three months ended September 30, 2009 and 2008 amounted to $32,834 and $130,668 respectively and for the nine months ended September 30, 2009 and 2008 amounted to $301,756 and $414,435, respectively. Capitalized interest amounted to $ 15,760 and $0 for the three months ended September 30, 2009 and 2008, respectively; and amounted to $115,946 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there are no restrictive covenants related to the loans stated above.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8 – Taxes

Income Taxes

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

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

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended,
	September 30
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	15.0
China income taxes	25.0	25.0
China income tax exemption	-	-
Total provision for income taxes	40.0%	25.0%

(1) The 15% represents the $257,137 general expenses incurred by China Valve Fluid, Hong Kong and $3,779,849 noncash compensation expense related to the Make Good Escrow Agreement and stock compensation (see Note 12 for detail), and $90,491 gain due to change in fair value of warrant liabilities, which are not deductible in PRC for the three months ended September 30, 2009.
	For the nine months ended,
	September 30
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	22.9	0.9
China income taxes	25.0	25.0
China income tax exemption	-	-
Total provision for income taxes	47.9%	25.9%

(1) The 22.9% represents the $801,633 general expenses incurred by and China Valve Fluid, Hongkong, $11,279,231 noncash compensation expense, $30,105 stock-based compensation expense and $310,143 loss due to change in fair value of warrant liabilities, which are not deductible in PRC for the nine months ended September 30, 2009.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $40,636,033 as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. According, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 8 – Taxes (Continued)

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $3,232,123 and $562,254 for the three months ended September 30, 2009 and $3,335,531 and $1,831,571 for the three months ended September 30, 2008, respectively. VAT on sales and VAT on purchases in China amounted to $10,493,993 and $4,042,848 for the nine months ended September 30, 2009 and $7,383,516 and $3,523,930 for the nine months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30,2009	December 31,2008
	(unaudited)
VAT	$856,559	$167,500

Income tax	1,155,908	924,291
Other taxes	89,386	135,547
Total taxes payable	$2,101,853	$1,227,338

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

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $15.2 million and $15.9 million as of September 30, 2009 and December 31, 2008, respectively.

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

For the three months ended September 30, 2009 and 2008, total lease expense, including amounts included in cost of sales, was $85,779 and $201,396, respectively. Total lease expense, including amounts included cost of sales, for the nine months ended September 30, 2009 and 2008 was $257,265 and $469,450, respectively.

The future minimum lease payments at September 30, 2009, are as follows:

Amount
Year ending December 31, 2009	$85,779
Year ending December 31, 2010	343,116
Year ending December 31, 2011	343,116
Year ending December 31, 2012	343,116
Thereafter	-

As of September 30, 2009, the Company has a commitment to pay remaining $1.3 million for the acquisition of Yangzhou Rock.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 11 – Related party transactions

The Company had the following significant related party transactions as of September 30, 2009 and December 31, 2008:

The Company received advances from Mr. Siping, Fang, our Chief Executive Officer, for cash flow purposes. As of September 30, 2009 and December 31, 2008, the outstanding amount due to Mr. Fang was $153,218 and $658,367, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash upon demand. In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Note 1 – Restructuring Plan), Siping Fang contributed $1,317,095 to Zhengdie Valve to enable them to meet their approved PRC registered capital requirements. Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang. As of September 30, 2009 and December 31, 2008, total outstanding other payables to Mr. Siping Fang amounted to $1,470,313 and $1,975,462, respectively.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum due on demand. Loans from employees amounted to $143,504 and $131,263 as of September 30, 2009, and December 31, 2008, respectively. The Company borrowed money from various family members of Mr. Siping Fang for working capital purposes. The loans are unsecured, interest free and have no fixed terms of repayment, but are expected to be repaid in cash upon request. These loans amounted to $313,007 and $465,528 as of September 30, 2009, and December 31, 2008, respectively.

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

The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company has also released the 2,750,000 shares of the Company’s common stock from escrow to Mr. Bin Fang. The release of escrow shares to Bin Fang had no impact on the consolidated financial statements. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009.

As a result of the Company’s issuance of common shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party. On August 26, 2008, High Pressure Valve and the Casting Company, which is our largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years. The agreement does not require High Pressure Valve to purchase any minimum volume or value of products. Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices. As of September 30, 2009 and December 31, 2008, advances on inventory purchases to the Casting Company amounted to $1,281,316 and $1,367,446, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) would be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement. As of September 30, 2009 and December 31, 2008, $105,616 and $128,130 is left in the escrow account related to investor relations expenses to be incurred by the Company.

In connection with the Securities Purchase Agreement, on August 26, 2008, the Company also entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Bin Li (the “Pledgor”), the Investors, Brean Murray, Carret & Co., LLC and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010. Pursuant to the Make Good Escrow Agreement, the Pledgor placed in escrow 12,583,032 shares of the Company’s common stock held by him, to be held for the benefit of the Investors. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang, described in Note 1, and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the Investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. In the second quarter of 2009, the Company entered into an amended make good escrow agreement (the “Amendment Number 1 to the Make Good Escrow Agreement”), in which the new agreement revised the specified earnings target for calendar 2009 and 2010. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the new target, under the amended agreement, is net income of $21, 000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the new target, under the amended agreement, is net income of $34, 000,000 and fully diluted earnings per share of $1.082. In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is considered to be a separate compensatory arrangement because Siping Fang is an officer and director of the Company. Accordingly, if any of the required earnings targets are met and shares are returned to Bin Li, the Company will recognize compensation cost at that time equal to the then fair value of the shares returned, up to a total of 12,150,000 shares. For the year ended December 31, 2008, the Company’s net income prior to any compensation charge related to release of the shares from escrow was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company recorded non-cash compensation of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 4,194,344 shares. The Company’s common stock is currently thinly traded and therefore the Company does not believe that the prices at which such trades of the Company’s common stock as have occurred are necessarily reflective of the fair value of the shares released from escrow as of December 31, 2008. Accordingly, the Company has used the cash price of $3.576 paid by the Investors in the private placement to measure the compensation charge to be recorded as of December 31, 2008 as a result of the release of 4,194,344 shares to Bin Li. If the earnings targets for 2009 and 2010 are met and the Company is thus required to record additional non-cash compensation charges for the release of shares from escrow to Bin Li, the Company will make a determination of the appropriate fair value of those shares at that time. No compensation charges will be recorded if the earnings targets are not met and the shares are released from escrow to the Investors.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 12 – Shareholders' equity (Continued)

PRIVATE PLACEMENT FINANCING (CONTINUED)

Based on the Company’s current performance and other factors, the Company determines that it is probable that the earnings target for 2009 will be achieved. Accordingly, the Company recorded non-cash compensation charge of $11,279,336 for the nine months ended September 30, 2009. The Company’s common stock continues to be thinly traded and therefore the Company has used the cash price of $3.576 paid by the Investors in the private placement to measure the compensation charge recorded. The Company will reassess the probability at each reporting period based on its probability assessment.

WARRANTS

At the closing of the private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 587,248 shares of common stock. The warrants have a strike price equal to $4.2912 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock price of $3.576 on the date the warrants were issued. The warrants were valued at $959,196 when they were issued on August 26, 2008.

On February 18, 2009, the placement agent, Brean Murray, Carret & Co., LLC performed a cashless exercise of 352,349 warrant shares; which were converted to 201,326 shares of common stock. The Company valued the conversion on exercise date, and recorded $229,673 loss from changes in fair value of derivative. A total of $756,012 of carrying value and derivative liability had been reclassified into equity. As of September 30, 2009, the estimated fair value of the remaining warrants was $423,410. The Company recorded a gain of $72,305 and a loss of $72,485 for the three and nine months ended September 30, 2009, respectively, related to these warrants. These losses were recorded in the Company’s income statement.

The Company issued warrants to purchase 50,000 shares at $6.00 per share, to CCG investors Relation Partners LLC on December 12, 2007 for one year of services to be provided. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The warrants were initially valued at $65,574, all of which was expensed in 2008. At September 30, 2009, these warrants were valued at $55,013. The Company recorded a gain of $18,186 and a loss of $7,985 for the three and nine months ended September 30, 2009, respectively, related to these warrants. These losses were recorded in the Company’s income statement.

Warrants issued and outstanding, all of which are exercisable at September 30, 2009,

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2008	50,000	$6.00	2.95
Granted	587,248	4.30	3.00
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2008	637,248	$4.42	2.60
Granted	-
Forfeited	-
Exercised	(352,349)	4.29
Balance, September 30, 2009(Unaudited)	284,899	$4.59	1.78

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 12 – Shareholders' equity (Continued)

STOCK COMPENSATION

On June 29, 2009, the Company granted one of its independent directors 5,000 shares of restricted common stock. The stock will vest on January 1, 2011. The Company valued the fair value of the stock grant at $22,500 based on the shares issued and the stock price of $4.50 on June 29, 2009. The $22,500 stock compensation will be amortized over a 2 year period. For the three and nine months ended September 30, 2009, $9,375 was amortized and recorded as compensation expense.

On June 29, 2009, the Company granted options to the Company’s independent directors to purchase a total of 50,000 shares of common stock. 27,500 options, expires 5 years from the date of grant, are exercisable at a price of $6.00 per share; and 22,500 options, expires 4.4 years from the date of grant, are exercisable at a price of $8.00 per share. On June 30, 2009, the Company granted options to the Company’s officer to purchase a total of 50,000 shares of common stock. This 50,000 options, expires 3.0 years from the date of grant, are exercisable at a price of $6.00. The $173,828 fair value of the 100,000 stock options will be expensed ratably over the service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $6.00 (for 27,500 stock options), $8.00(for 22,500 stock options) and $6.00 (for 50,000 stock options), expected life of options of 2 years( for 27,500 stock options), 2 years( for 22,500 stock options) and 3 years ( for 50,000 stock options) expected volatility of 107%, expected dividend yield of 0%, and risk-free interest rate of 2.53%( for 27,500 stock options), 2.31%( for 22,500 stock options) and 1.64%( for 50,000 stock options). For the three and nine months ended September 30, 2009, $20,730 was amortized and recorded as compensation expense.

The following is a summary of the stock options activity:

Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.45
Forfeited	-	-	-
Exercised
Balance, September 30, 2009	100,000	$6.45	$96,100

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	77,500	2.25	$6.00	9,167	1.75
$8.00	22,500	1.75	-	-	-
Total	100,000			9,167

Note 13 – Geographic and product lines:

The Company sells valves, which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all valves. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by the accounting standard regarding “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2009 (Unaudited)

Note 13 – Geographic and product lines (Continued)

	Three months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)

Power Supply	$7,338	$4,266
Petrochemical and Oil	5,471	5,014
Water Supply	9,443	4,901
Metallurgy	2,217	2,018
Other areas	3,422	5,243
Total sales revenue	$27,891	$21,442

	Nine months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
Power Supply	$20,195	$8,695
Petrochemical and Oil	11,725	10,157
Water Supply	23,382	9,729
Metallurgy	5,043	4,129
Other areas	9,664	13,498
Total sales revenue	$70,009	$46,208

	Three months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
China	$26,973	$19,944
International	918	1,498
Total sales revenue	$27,891	$21,442

	Nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
	(in thousands)
China	$65,465	$43,358
International	4,544	2,850
Total sales revenue	$70,009	$46,208

Note 14 – Subsequent event

On August 18, 2009, Henan Tonghai Fluid Equipment Co., Ltd., a Chinese corporation (the "Subsidiary"), a wholly-owned subsidiary of China Valves Technology, Inc. (the "Company"), prepaid $4.1 million to acquire 100% of the outstanding equity interests of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"), a company that manufactures and distributes interlock valves, valve lock devices, magnetic lock valves, and mechanical interlock machines that are widely used by manufacturing companies in the petrochemical, chemical, natural gas, thermal power station and metallurgy industries, including SINOPEC and some of its subsidiaries. As of September 30, 2009, our prepaid acquisition totaled $6.0 million.

As of November 7, 2009, the Company is still under the process of asset valuation and therefore the acquisition is not included in the financial statements ending September 30, 2009. Upon the completion of the acquisition, the Company will own 100% of the outstanding equity interests of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"),

The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission, or (the “SEC”), since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three and nine  month periods ended September 30, 2009 and 2008.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;

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

  “China Valve Hong Kong” are references to “China Valve Holdings Limited” incorporated in Hong Kong;

  “China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa;

  “China ” and “PRC” are references to the People’s Republic of China;

  “$” are references to the legal currency of the United States.

  “Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd.;

  “Henan Tonghai Valve” are references to Henan Tonghai Valve Technology Co., Ltd.;

  “HKD” are references to the Hong Kong Dollar;

  “High Pressure Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;

  “Operating Subsidiaries” are references to Zhengdie Valve and High Pressure Valve;

  “RMB” are references to Renminbi, the legal currency of China;

  “Taizhou Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;

  “Taizhou Wote” are references to Taizhou Wote Valve Co., Ltd.;

  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and

  “Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;

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

Acquisition of Yangzhou Rock and Commencement of Production at New Facility

In August 2009, we made a prepayment to acquire 100% equity ownership of Yangzhou Rock. Yangzhou Rock mainly designs, manufactures and distributes interlock valves, valve lock devices, magnetic lock valves, and mechanical interlock machines that are widely used by manufacturing companies in the petrochemical, chemical, natural gas, thermal power station and metallurgy industries. We expect to complete the acquisition before the end of the year. We expect this acquisition to add approximately $2.9 million in revenue and $1.0 million in net income for 2009 and approximately $8.6 million in revenue and $3.0 million in net income for 2010.

On September 25, 2009, our new facility began its formal operation. The new production facility covers 13,000 square meters (approximately 140,000 square feet) at Kaifeng Valve will mainly focus on the production of high-end large diameter metal valves used in thermal and nuclear power plants, as well as by the oil petrochemical and water supply and drainage industries. Additionally, the new facility will produce high-quality forged steel valves for use in supercritical thermal power generating units. We plan to reach 100% utilization by the end of 2009 on this new facility.

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

Third Quarter Financial Performance Highlights

During the third quarter of 2009, we focused primarily on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas and metallurgy industries in the PRC.

The following are some financial highlights for the third quarter of 2009:

  Sales Revenue: Sales revenue increased $6.4 million, or 30%, to $27.9 million for the third quarter of 2009 from $21.4 million for the same period last year.

  Gross Profit: Gross profit was $13.7 million, an increase of 60.1% from the third quarter of 2008, and gross margin was 49.1% for the third quarter of 2009, compared with 39.9% for the same period in 2008.

  Net Income: Net income decreased $0.9 million, or 19.1%, to $3.8 million for the third quarter of 2009, from $4.6 million for the same period of last year. Our net income decreased as a result of a non-cash charge for stock compensation expense of $3.8 million.

  Fully diluted net income per share: Fully diluted net income per share was $0.12 for the third quarter of 2009, compared with $0.20 for the same period last year.

Results of Operations

Results of operations for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Three Months Ended
	September 30,
	(unaudited)
				%
	2009	2008	$ Change	Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$27,891	21,442	6,449	30%
Cost of sales	14,192	12,885	1,307	10%

Gross profit	13,699	8,557	5,142	60%
Gross Margin	49.1%	39.9%		23%
Operating expenses:
Research and development costs	16	74	(58)	(78)%
Sales and marketing expenses	1,739	1,308	431	33%
General and administrative expenses	5,542	1,514	4,028	266%

Total operating expenses	7,297	2,896	4,401	152%

Operating income	6,402	5,661	741	13%
Finance costs, net	12	132	(120)	91%
Other expenses (income)	224	(621)	845	(136)%
Change in fair value of warrant liabilities	(91)	(35)	56	160%
Income taxes	2,503	1,544	959	62%

Net income	$3,754	4,641	(887)	(19)%

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Three Months Ended
	September 30,
Volume, in tons	2009	2008

Gate valves	1,167	883
Check valves	355	467
Global valves	338	213
Safety valves	146	54
Butterfly valves	4,666	2,756
Ball valves	593	507
Vent valves	31	428
Other valves and accessories	1,491	1,347
Total, in tons	8,787	6,655

	Three Months Ended
	September 30,
	2009	2008
Sales revenue	(in thousands)

Gate valves	$7,914	$5,494
Check valves	1,726	1,905
Global valves	1,753	1,092
Safety valves	489	264
Butterfly valves	11,520	6,414
Ball valves	1,589	1,311
Vent valves	94	1,302
Other valves and accessories	2,806	3,660
Total sales revenue	$27,891	$21,442

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended
	September 30,
	2009	2008
	(in thousands)

Power Supply	$7,338	$4,266
Petrochemical and Oil	5,471	5,014
Water Supply	9,443	4,901
Metallurgy	2,217	2,018
Other areas	3,422	5,243
Total sales revenue	$27,891	$21,442

Sales Revenue

Our sales revenue for the three months ended September 30, 2009 amounted to $27.9 million, which is approximately $6.4 million or 30% more than that of the same period in 2008, where we had revenue of $21.4 million. The increased sales revenue was attributable to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers, (4) our expansion into the nuclear power station valve market segment, and (5) volume increased for our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves because the Company has established its brand in China.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $14.2 million for the three month period ended September 30, 2009, an increase of $1.3 million or 10%, as compared with $12.9 million for the three month period ended September 30, 2008. Cost of sales as a percentage of total revenues were 51% and 60% for the three month periods ended on September 30, 2009 and 2008, respectively, with a decrease of approximately 9%. The decrease was a result of decrease in cost of raw material as steel prices continued to decrease into 2009 and strengthened production cost control resulting in decreased production costs.

Sales and Marketing Expenses

Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1.7 million for the three month period ended September 30, 2009, compared with $1.3 million for the period ended September 30, 2008, an increase of $0.4 million or approximately 33% due to the increase of sales volume in the period.

General and Administrative Expenses

Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses and depreciation, and bad debt expenses, were $5.5 million for the three month period ended September 30, 2009, compared with $1.5 million for the period ended September 30, 2008, an increase of $4.0 million or approximately 266%. Included in these expenses is a non-cash compensation charge of $3.8 million. Excluding the non-cash compensation expense, our general and administrative expenses increased $0.2 million, 12%, to $1.8 million for the period ended September 30, 2009 as compared to $1.6 million for the period ended September 30, 2008. The increase is primarily attributable to increase in salary expense as the Company increased hiring to support the Company’s sales and administrative as the Company expands. Additionally, travel expenses increased as well due to increase in acquisition activities. Our auditing, accounting and legal fees have increased as well.

Income from Operations

Income from operations was $6.4 million for the three month period ended September 30, 2009, compared with $5.7 million for the period ended September 30, 2008, an increase of $0.7 million or approximately 13%. The increase was primarily attributable to the increase in sales and gross margin in the current quarter offsetting by the $3.8 million non-cash compensation expenses in the third quarter. Income from operations excluding the non-cash compensation expense for the three month period ended September 30, 2009 was $10.2 million, compared with $5.7 million for the period ended September 30, 2008, an increase of $4.5 million or approximately 78.9%. Please see below for non-GAAP income reconciliation. The increase of 78.9% in income from operations is as a result of high sales demand and reduced production costs.

Other income (expenses)

Total other expense, including change in fair value of warrant liabilities, was $0.13 for the three month period ended September 30, 2009, compared with other income of $0.66 for the period ended September 30, 2008. The financial expenses for the three month period ended on September 30, 2009 and 2008 were $0.01 and $0.13 respectively.

Income taxes

We incurred income taxes of $2.5 million for the three month period ended September 30, 2009. This is an increase of $1.0 million or 62% from the taxes we incurred in the 2008 period, which were $1.5 million. We incurred more taxes in the three months ended September 30, 2009 mostly because of the higher taxable income in the three month period ended on September 30, 2009 compared to 2008.

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

Net Income

We earned net income of $3.8 million for the three month period ended September 30, 2009. This is a decrease of $0.9 million or approximately 19% from the period ended September 30, 2008 which had a net income of $4.6 million. The primary factor for the decrease is a non-cash compensation expense of $3.8 million in the current quarter.

Non-GAAP Financial Measures

The Company’s management uses non-GAAP adjusted net income to measure the performance of the Company’s business internally by excluding non-cash expenses resulting from make good provisions entered into in connection with previous private placement financing transactions and non-cash income or expense related to changes in the fair value of warrant liabilities. The Company’s management believes that the non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because the measures reflect the essential operating activities of the Company and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP income from operations and net income.

	Three Months Ended
	September 30,
	2009		2008
	(in thousands)		(in thousands)

Income From Operations	$6,402		$5,661
Add back (Deduct):
Non-Cash Compensation Expenses	3,780		0
Adjusted Income From Operations	$10,182		$5,661

Net Income (Loss)	$3,754		$4,641
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	(90)		(35)
Non-Cash Compensation Expenses	$3,780		$-
Adjusted Net Income	$7,444		$4,606

Diluted EPS	$0.12		$0.20
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	0.003		0.001
Non-Cash Compensation Expenses	$0.12	$
Adjusted EPS	$0.24		$0.20

Results of operations for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

The following table sets forth key components of our results of operations for the periods indicated, in dollars and as a percentage of sales revenue.

	Nine Months Ended
	September 30,
	(unaudited)
	2009	2008	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$70,009	46,208	23,801	52%
Cost of sales	35,565	27,703	7,862	28%
Gross profit	34,443	18,505	15,938	86%
Gross Margin	49.2%	40.1%		23%
Operating expenses:
Research and development costs	39	173	(134)	(78)%
Sales and marketing expenses	4,654	3,171	1,483	47%
General and administrative expenses (including non-cash stock compensation expenses of $3.8 million in the third quarter of 2009)	16,800	4,783	12,017	251%
Total operating expenses	21,493	8,127	13,366	164%
Operating income	12,950	10,378	2,572	25%
Finance costs, net	138	424	(286)	(67)%
Other expenses (income)	(813)	(908)	(95)	(11)%
Change in fair value of warrant liabilities	310	(35)	(345)	(985)%
Income taxes	6,381	2,825	3,556	126%
Net income	$6,934	8,072	(1,138)	(14)%

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Nine Months Ended September 30,

Volume, in tons	2009	2008
Gate valves	3,126	2,172
Check valves	645	402
Global valves	1,077	941
Safety valves	346	183
Butterfly valves	11,280	6,391
Ball valves	1,528	994
Vent valves	39	632
Other valves and accessories	3,578	3,243
Total, in tons	21,619	14,958

	Nine Months Ended
	September 30 ,
	2009	2008
Sales revenue	(in thousands)
Gate valves	$20,607	$12,297
Check valves	5,038	3,639
Global valves	3,490	1,980
Safety valves	1,592	591
Butterfly valves	27,256	14,176
Ball valves	4,191	2,481
Vent valves	122	1,857
Other valves and accessories	7,713	9,187
Total sales revenue	$70,009	$46,208

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)
Power Supply	$20,195	$8,695
Petrochemical and Oil	11,725	10,157
Water Supply	23,382	9,729
Metallurgy	5,043	4,129
Other areas	9,664	13,498
Total sales revenue	$70,009	$46,208

Sales Revenue

Our sales revenue for the nine months ended September 30, 2009 amounted to $70.0 million, which is approximately $23.8 million or 52% more than that of the same period in 2008, where we had revenue of $46.2 million. The increase was primarily attributed to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers, (4) our expansion into the nuclear power station valve market segment, and (5) volume increased for our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves because the Company has established its brand in China.

Cost of Sales

Cost of sales was $35.6 million for the nine month period ended September 30, 2009, an increase of $7.9 million or 28%, as compared with $27.7 million for the nine month period ended September 30, 2008. Cost of sales as a percentage of total revenues were 51% and 60% for the nine month periods ended on September 30, 2009 and 2008, respectively, with a decrease of approximately 9%. The decrease was a result of lower production costs caused by decreased cost of raw materials, preferential product mix and strengthened production cost control. Since the fourth quarter of 2008, the prices of raw materials went down as a result of the global financial crisis. The purchasing prices of our major raw materials, including the prices of casting steel, weld puddle, disc and rotor decreased approximately 10-18% on average in 2009 as compared to the same period in 2008.

Sales and Marketing Expenses

Sales and marketing expenses were $4.7 million for the nine month period ended September 30, 2009, compared with $3.2 million for the period ended September 30, 2008, an increase of $1.5 million or approximately 47% due to the increase of sales performance in the period. In addition, with the implementation of the strengthened cost control policy in 2009, the percentage increase of sales and marketing expenses was less than that of sales.

General and Administrative Expenses

Our general and administrative expenses were $16.8 million for the nine month period ended September 30, 2009, compared with $5.0 million for the period ended September 30, 2008, an increase of $11.9 million or approximately 240%. Included in these expenses is a non-cash compensation charge of $11.3 million, as discussed above. The remaining increase was primarily attributable to increases in our auditing, accounting and legal fees related to our status as a public reporting company. Additionally, our salary expense as well as we increased hiring to support our sales and administrative as we expands. Our travel expenses increased as well due to increase in acquisition activities.

Income from Operations

Income from operations was $13.0 million for the nine month period ended September 30, 2009, compared with $10.4 million for the period ended September 30, 2008, an increase of $2.6 million or approximately 25%. The increase was primarily attributable to the increase in sales and gross margin in the current quarter after deducting a $11.3 million non-cash compensation expenses in the third quarter. Income from operations excluding the non-cash compensation expense for the nine month period ended September 30, 2009 was $24.2 million, compared with $10.4 million for the period ended September 30, 2008, an increase of $13.8 million or approximately 133%. See below for nine months ended non-GAAP measures reconciliation.

Other income (expenses)

Total other income, including change in fair value of warrant liabilities, was $0.50 million for the nine month period ended September 30, 2009, compared with $0.94 million for the period ended September 30, 2008. The financial expenses for the nine month period ended on September 30, 2009 and 2008 were $0.14 million and $0.42 million, respectively.

Income taxes

We incurred income taxes of $6.4 million for the nine month period ended September 30, 2009. This is an increase of $3.6 million or 126% from the taxes we incurred in the 2008 period, which were $2.8 million. We incurred more taxes in the nine months ended September 30, 2009 mostly because of the higher taxable income in the nine month period ended on September 30, 2009 compared to 2008.

Net Income

We had net income of $6.9 million for the nine month period ended September 30, 2009. This is a decrease of $1.1 million or approximately 14% from the period ended September 30, 2008 which had a net income of $8.1 million. The primary factor for the decrease is a non-cash compensation expense of $11.3 million. Our Non-GAAP income amounted $18.5 million for the nine months ended September 30, 2009, an increase of $10.5 million, 131%, from the corresponding period in 2008. See below for GAAP income to non-GAAP income reconciliation.

Non-GAAP Financial Measures

The Company’s management uses non-GAAP adjusted net income to measure the performance of the Company’s business internally by excluding non-cash expenses resulting from make good provisions entered into in connection with previous private placement financing transactions and non-cash income or expense related to changes in the fair value of warrant liabilities. The Company’s management believes that the non-GAAP adjusted financial measure allows the management to focus on managing business operating performance because the measure reflect the essential operating activities of the Company and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company's financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP income from operations and net income.

	Nine Months Ended September 30
	2009	2008
	(In thousands)	(In thousands)
Income From Operations	$12,950	10,378
Add back (Deduct):
Non-Cash Compensation Expenses	11,279	$-
Adjusted Income From Operations	$24,229	$10,378
Net Income	$6,934	$8,072
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	310	(35)
Non-Cash Compensation Expenses	11,279	-
Adjusted Net Income	$18,523	$8,037
Diluted EPS	$0.23	$0.38
Add back (Deduct):
Non-Cash Change in Warrant Liabilities	$0.01	$-
Non-Cash Compensation Expenses	$0.37	$-
Adjusted EPS	$0.61	$0.38

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $16.7 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended September 30,
	2009	2008
	(in thousands)
Net cash provided by operating activities	20,094	2,293
Net cash used in investing activities	(15,415)	(4,919)
Net cash (used in) / provided by financing activities	(4,357)	27,437
Effect of exchange rate changes on cash and cash equivalents	(80)	276
Net Increase in cash and cash equivalent	242	25,087
Cash and cash equivalents at the beginning of period	16,428	2,773
Cash and cash equivalents at the end of period	16,670	27,860

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. In 2009, we continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided by operating activities was $20.1 million in the nine months ended September 30, 2009, compared with net cash provided by operating activities of $2.3 million in the same period in fiscal year 2008. The change of $17.8 million in operating activities was primarily attributable to a decrease in accounts receivable and advances on inventory purchase for the nine months ended September 30, 2009. The Company has improved the collection of accounts receivables by implementing new sales commission policies in order to strengthen its collection efforts and tightened its credit policy but requiring 100% payments prior to delivery instead of selling on account.

Investing Activities

Net cash used in investing activities increased to $15.4 million in the nine months ended September 30, 2009, compared with $4.9 million in the same period in fiscal year 2008. The net cash used in investing activities during the period ended September 30, 2009, was primarily used for the acquisition prepayment for Yangzhou Rock Valve Lock Technology Co., Ltd and the purchase of additional machinery and equipment and construction for the new factory in Kaifeng.

Financing Activities

Net cash used by financing activities was $4.4 million in the nine months ended September 30, 2009, compared with net cash obtained from financing activities of $27.4 million in the same period in fiscal year 2008. The decrease in net cash is attributable to the receipt of $27,288,231 through the issuance of stock in a private placement completed in August 2008.

As of September 30, 2009, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the nine months ended September 30, 2009 and 2008 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended
	September 30,
	2009	2008
	(in thousands)
Construction costs	$4,088	$1,443
Purchase of equipment	$4,548	$1,800
Advance on equipment & construction fee	-	1,486
Total capital expenditures	$8,636	$4,729

We estimate that our total capital expenditures in fiscal year 2009 will reach approximately $11.6 million: $8.6 million of which has been used to complete construction and purchase new machinery and equipment for the new plant in Kaifeng and equipment purchase in other two subsidiaries, Zhengdie and Taizhou Taide. $1 million of which will be used to upgrade Taizhou Taide’s production technology and equipment, which we expect will increase Taizhou Taide’s existing production capacity by 50%, and the $2.0 million be used for purchase of new equipment (e.g., equipment for ultra-supercritical thermal power projects) and production line upgrades for companies we plan to acquire in 2009.

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2009

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Short-term loans	4,140	4,140	-	-	-
Bills payable	-	-	-	-	-
Long-term bank loans	-	-		-	-
Minimum Lease payments	1,115	343	772		-
Capital commitments	1,300	1,300	-	-	-
Future interest payment on short-term bank loans	218	218	-	-	-
Future interest payment on long-term bank loans	-	-	-	-	-
Total	6,773	6,001	772		-

Make Good Escrow Agreement

In connection with the private placement, our major stockholder Bin Li entered into an escrow agreement with the private placement investors. Pursuant to the escrow agreement which was amended on August 14, 2009, Bin Li, in place of Siping Fang, our CEO, agreed to certain “make good” provisions. In the escrow agreement, we established minimum net income thresholds of $10,500,000 for the fiscal year ended December 31, 2008, $21,000,000 for the fiscal year ended December 31, 2009 and $34,000,000 for the fiscal year ended December 31, 2010. Bin Li deposited a total of 12,583,032 shares into escrow with Escrow LLC under the escrow agreement. If the 2008 net income threshold is not achieved, then the escrow agent must deliver the first tranche of 4,194,344 shares to the investors on a pro rata basis (based upon the total number of shares purchased by the investors in connection with the private placement transaction). If the 2009 net income threshold is not achieved, then the escrow agent must deliver the second tranche of 4,194,344 shares to the investors on a pro rata basis and if the 2010 net income threshold is not achieved, the escrow agent must deliver the second tranche of 4,194,344 shares to the investors on a pro rata basis. However, only those private placement investors who remain our stockholders at the time the escrow shares become deliverable are entitled to their pro rata portion of such escrowed shares.

For the year ended December 31, 2008, our net income (prior to any compensation charge related to release of the shares from escrow) was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company released 4,194,344 shares from the escrow to Bin Li and in turn to Siping Fang. We expect to meet our 2009 earnings target; hence we expensed stock-based compensation in the amount of $11.2 million for the months ended September 30, 2009.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2009.

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

Revenue Recognition

The Company’s revenue recognition policies are in accordance with generally accepted accounting principles regarding revenue recognition.. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv)the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,142,970 and $6,158,977 as of September 30, 2009 and December 31, 2008, respectively. The balance sheet amounts with the exception of equity at September 30, 2009 and December 31, 2008 were translated at 6.82 RMB and 6.83 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended September 30, 2009 and 2008 were 6.82 RMB and 6.97 RMB to $1.00, respectively.

Income Taxes

The Company follows the Accounting standard regarding “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2009 and 2008.

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

The Company adopted the accounting standard regarding accounting for uncertainty in income taxes, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this accounting standard had no affect on the Company’s financial statements.

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at September 30, 2009 and September 30, 2008, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC and Hong Kong. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $15.3 million and $12.0 million respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 27% and 32% of the Company’s total purchases for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, five major suppliers represented approximately 18% and 28% respectively of the Company’s total purchases.

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

Fair Value of Financial Instruments

The accounting standards regarding “Disclosures about Fair Value of Financial Instruments” defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standard regarding “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the accounting standard regarding, “Accounting for Derivative Instruments and Hedging Activities,” the accounting standard regarding “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and the accounting standard regarding “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” the accounting standard regarding “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

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

		Fair Value Measurements at September 30, 2009 using Fair Value Hierarchy
	Carrying Value as of
	September 30, 2009	Level 1	Level 2	Level 3
Investments	$764,515			$764,515
Warrant liabilities	$478,422			$478,422

Except for the warrant liability and investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

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

The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment of long term investments in the event that the carrying value of the investment exceeds our proportionate share of the net book value of the investee. As of September 30, 2009, management believes no impairment charge is necessary.

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

Stock Based Compensation

The Company applies the accounting standard regarding accounting for stock-based compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available. For the nine months ended September 30, 2009, stock based compensation amounted to $11,279,336 and $0, respectively.

Business Combination

Effective January 1, 2009, the Company adopted the accounting standard regarding business combinations. This standard retains the fundamental requirements that the acquisition method of accounting (which this standard called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the old accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

On April 17, 2009, a subsidiary of the Company acquired 100% of the tangible assets of Taizhou Wote Valve Co., Ltd. for a total cash consideration of $3 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included inventories of $1.0 million, buildings of $1.4 million, equipments of $0.4 million, and land use rights of $0.4 million. The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $252,000 in non-operating income in the current period.

New Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities. The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued three related accounting standards: (i) Recognition of Presentation of Other-Than-Temporary Impairments. (ii) Interim Disclosures about Fair Value of Financial Instruments and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which are effective for interim and annual reporting periods ending after June 15, 2009. The first accounting standard modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second related accounting standard requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The third related accounting standard requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these accounting standards did not have a material impact the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This accounting standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This accounting standard will not have an impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of 2010. This accounting standard will not have an impact on the Company’s financial statements.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Siping Fang and Ms. Ichi Shih respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Fang and Ms. Shih concluded that despite improvements in areas of previously identified weakness in internal control over financial reporting identified (described below), our disclosure controls and procedures were not effective as of September 30, 2009.

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

None.

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

DATED: November 16, 2009

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