Form 10-K
period 2009-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2010-03-29
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0891931
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

No. 93 West Xinsong Road, Kaifeng City, Henan
Province People’s Republic of China
(Address of principal executive office and zip code)

(86) 378-2925211
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.001 par value	The Nasdaq Stock Market LLC
(Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]         No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]         No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]         No [x]

The issuer’s revenues for its most recent fiscal year ended December 31, 2009, were $95.4million.

As of June 30, 2009, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $4.80 of such shares on such date as reported on the Over-the-Counter Bulletin Board) was approximately $67.7 million. As of December 31, 2009, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $293.2 million. Shares of the issuer’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,552,107 shares of common stock outstanding as of March 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CHINA VALVES TECHNOLOGY, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

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
  “Taizhou Taide Valve” are references to Taizhou Taide Valve Co., Ltd.; “Taizhou Taide” are references to Taizhou Taide Valve Co., Ltd.;
  “The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;
  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and
  “Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;

Forward-Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

Item 1 . Business Overview

China Valves Technology, Inc. is a Nevada holding company which conducts its operations through China-based operating subsidiaries. We are primarily engaged in the business of developing, manufacturing and selling high-quality metal valves. We manufacture and sell over 800 models with more than 10,000 specifications of low, medium and high-pressure valves according to differing standards and specifications, in a variety of diameters ranging from 3mm to 1,300mm and with pressure caps that range from 150lbs to 4,500lbs. Our mix of valve products can be used in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius. We sell our products to customers in the electricity, petroleum, chemical, water, gas, nuclear power station and metal industries throughout China.

Our sales revenue and net income were $95.4 million and $23.4 million respectively, during the year ended December 31, 2009, and net income of $66.6 million and net loss of $4.2 million, respectively, during the same period in 2008. Our net income for the year ended December 31, 2009 and 2008 includes a non-cash charge for stock compensation expense of $0.47 million and $15.0 million respectively.

Our head office is located in Zhengzhou, Henan Province, PRC. Our three Chinese operating subsidiaries are Zhengdie Valve, Kaifeng High Pressure Valve and Taizhou Taide Valve.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

Our Corporate History

We were originally incorporated on August 1, 1997 in the State of Nevada. We focus primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). We are headquartered in Kaifeng and Zhengzhou, Henan Province, PRC.

Our Corporate Restructuring

Our name has changed several times over the years. On December 18, 2007, we amended our articles of incorporation to change our name to China Valves Technology, Inc. We had no active business operations from 2001 until December 18, 2007, when we completed a share exchange transaction with China Valve Samoa, a company incorporated under the laws of Samoa, and its sole shareholder Mr. Siping Fang.

Initially, the Company held 100% direct ownership in Chinas Valve Samoa. China Valves Samoa was incorporated on June 6, 2007 in Samoa and its principal activity was its investment in all of the outstanding capital stock of China Valves Holding Limited, a corporation incorporated under the laws of Hong Kong (“China Valves Hong Kong”). China Valve Hong Kong, in turn, was the owner of all of the outstanding equity interests in Henan Tonghai Valves Technology Co., Ltd., (“Henan Tonghai Valve”), a corporation incorporated under the laws of the PRC which in turn owned all of the outstanding equity interests in three entities namely, Henan Kaifeng High Pressure Valve Co., Ltd., (“High Pressure Valve”) and Zhengzhou City Zhengdie Valves Co., Ltd., (“Zhengdie Valve”), and Taizhou Wote Valves Co. Ltd., all corporations incorporated under the laws of the PRC.

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

On April 10, 2008, Mr. Fang sold 12,150,000 shares of the Company’s common stock beneficially owned by him (the "Shares") and which he had received in the exchange transaction involving China Valves Samoa described above, to Mr. Li for HKD $10,000. In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HKD $10,000 note. The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the transaction, Mr. Li was not affiliated with the Company. Following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection with Mr. Li’s acquisition of the Shares from Mr. Fang, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”), pursuant to which Mr. Fang obtained the right and option to re-acquire the Shares from Mr. Li, subject to the satisfaction of four conditions, as follows, (A) 6,075,000 of the Shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (B) 2,025,000 of the Shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (C) 2,025,000 of the Shares when Henan Tonghai Valve and its subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for the six-month period ended June 30, 2008; and (D) 2,025,000 of the Shares when Henan Tonghai Valve achieves not less than $7,232,500 in pre tax profits, as determined under GAAP for the fiscal year ended December 31, 2008. These conditions would be able to be satisfied only if the Company reacquired and operates the Operating Subsidiaries. The purpose of the Earn-In Agreement is to ensure that the manner in which Mr. Fang obtains his ownership interest in the Company complies with PRC regulations. At the time of the Agreement, it was fully expected that the conditions under which the Shares would be returned to Mr. Fang would be able to be met. At the time of this Annual Report, conditions (B), (C) and (D) have been satisfied. When all the conditions have been satisfied, Mr. Fang will be able to regain ownership of all the shares in the Company that he originally acquired when he transferred to the Company his interest in the Operating Subsidiaries, subject to their release from the Escrow Agreement described below. The Earn-In Agreement will simply enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the reorganization arrangements and, accordingly, the Company does not believe his re-acquisition of those shares from Mr. Li represents compensation cost to the Company, as the Company had previously issued those shares to him in exchange for his interest in the Operating Subsidiaries.

In connection with the Company’s private placement on August 26, 2008, the Company entered into a make good escrow agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang as described above and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to Bin Li, depending on the fulfilment of specified earnings targets. The specified earnings target for calendar 2008 is net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. On August 14, 2009, the parties to the Make Good Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.541 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082.

In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory based on the then effective accounting standards. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, Siping Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the year ended December 31, 2009 as it did in 2008.

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

On December 30, 2008, we established Taizhou Taide Valve Co., Ltd, a new Chinese subsidiary of China Fluid Equipment and a wholly-owned foreign enterprise. On April 17, 2009, Taizhou Taide completed the acquisition of Taizhou Taide Valve Co., Ltd for a total cash consideration of $3 million pursuant to an Asset Purchase Agreement. As such, Taizhou Taide became an operating company.

On July 24, 2009, the Company amended its articles of incorporation with the State of Nevada to effect a one-for-two reverse stock split (the “Reverse Split”). The Reverse Split affects all issued and outstanding shares of the Company's common stock immediately prior to the effectiveness of the Reverse Split with any fractional shares rounded up to the next highest whole share. The Reverse Split took effect on August 13, 2009. All share and per share amounts used in this Form 10-K including the Company's consolidated financial statements and notes have been retroactively restated to reflect the Reverse Split.

Our Industry

The valve industry in China is large and growing as a result of growth in urbanization and heavy industrialization throughout all of China. Our industry is usually categorized into the following five major segments depending on the end user of the particular valve products: (1) water supply; (2) power; (3) petrochemical and oil ; (4) metallurgy ; and (5) others. The water segment and the power segment rank as the largest segments accounting for 30.0 % and 29.6%, respectively, followed by the petrochemical and oil and other segments with 17.2%, and 17.0%, market share, respectively. Metallurgy accounts for the remaining 6.5 % market share.

The Chinese valve market is expected to increase at an annual rate of more than 30% for the next few years according to the China Valve Industry Association’s research in 2009. We believe that demand for valves will be driven primarily by the energy and water treatment segments with operations and projects in urban centers. The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard. We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our company, especially as China’s valve market keeps growing and developing. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

As a supplier to customers in a variety of industries, our performance is largely dependent upon the overall economic conditions and the growth and performance of industries and companies operating in those industries which purchase our valve products. The following provides a brief overview of the historical and projected performance and growth of the four largest industries in which our customers operate.

Our Involvement in the Power Industry

Thermal power

The power industry has experienced rapid growth in recent years in the PRC, aided particularly by economic reforms by the Chinese government and the opening of the Chinese market to the outside world. In 2009, total power generating installed capacity achieved 900 million KW and generated electricity volume of 398 million KWh, both of which were the highest in the world. Although overall installed capacity is relatively sufficient, the thermal power industry is operating in a suboptimal manner. Less efficient, small thermal power generating units account for approximately 74% of total production capacity as compared to above-300 KW units which account for only 26% of total output. Compared with technology used in developed countries, technology used in the PRC is far behind. Equipment is outdated and the majority of thermal power units utilize a sub-critical pressure design, not the more efficient super-critical pressure units. These sub-critical pressure units create an additional layer of complexity because they have high coal consumption, low efficiency and high pollution output, which lead to environmental and energy-saving problems.

One of the major initiatives of the thermal power industry has been to improve and optimize thermal power units, in which our valves serve as important components. These high-temperature, high-pressure and high-parameter thermal power generating units have high-thermal efficiency, good economic results and low pollution, which is good for environmental protection and energy saving. 600 MW thermal power generating units have had the lowest demand in China and there has been a trend toward 1,000 MW supercritical pressure units and these units are expected to become more prevalent in the future. Among the total thermal power capacity, the stand-alone capacity of 300,000 kilowatts and above counts over 60% in the end of 2009. In the long run, with increasing electricity demand, lowering power generation costs, environmental friendly technology and other positive factors, the power industry’s future prospects are more optimistic. High Pressure Valve is the sole company that would have the capacity to manufacture valves used for ultra-critical thermal power generating units. We expect to have an extensive market share in the super-critical pressure unit market.

Nuclear power

There are about 500 nuclear power generating units in the world, 20 of which have been built in China with total installed capacity of 8.7 million KW. Presently, six nuclear power generating units having a capacity of over a million KW are planned to be built at the Sanmen nuclear power station and four nuclear power generating units are planned at the Tianwan nuclear power station. Based on the Chinese state energy plan, by 2020 approximately 60 nuclear power generating units are proposed to be established in Lingdong, Shenzhen, Yangjiang, Taishan, Peiling, Chongqing and Dalian.

Demand for valves used in the nuclear power industry is higher than demand in the thermal power industry for power stations having similar capacity. A nuclear power station with two sets of one million KW nuclear power generating units typically requires approximately 30,000 units of valves. Based on an increase of 2.5 million KW of nuclear power generating units per year, we estimate that the average annual demand for valves used in the nuclear power industry will reach 38,000 units. According to target power generation increases set forth in the eleventh five-year plan of the Chinese government (2006-2010), we believe the demand for valves in the nuclear power industry will reach RMB 3 billion by 2010, with an average annual amount of RMB 0.6 billion from 2006 to 2010 .At present, China has been ushered in the rapid development of nuclear power projects. China’s national development and reform commission aims that by 2020 the total installed capacity of nuclear power to be 9 billion kwh. We believe the demand of valves in this industry will generate great opportunities for our company.. In addition, we also believe that the market for repairs of valves is approximately RMB 150 million per year. We expect that our company will be well positioned to capitalize on the growth of the nuclear power industry.

Our Involvement in the Petrochemical and Oil Industries

During the period of the eleventh five-year plan (2006-2010), the focus of the large-scale ethane and fertilizer industry is on developing 80-100 mil-mt/year sizable projects, including build-out and transformation of existing 40-45 mil-mt/year equipment and building new large-scale ethane equipment. During this period, the large-scale ethane equipment of 40-45 mil-mt/year in Daqing, Jilin and Maoming will be transformed into equipment of 80 mil-mt/year. Additionally, large-scale ethane equipment projects of 80 mil-mt/year in Tianjin and 100 mil-mt/year in Zhenhai are expected to be implemented. It is anticipated that several sets of new large-scale 80 mil-mt/year ethane equipment projects will be built by joint investment and joint venture. We believe that the market for large-scale ethane key equipments, such as special valves and high-temperature valves for ethane fission gas, which are currently still imported into the PRC, will increase within the PRC. It is anticipated that by 2010, the newly established large-scale gas pipeline would reach a capacity of above 20,000 km and the demand for large caliber high-pressure gas pipeline ball valves will be approximately 20,000 units. The segment of the Sino-Russian oil pipeline that is located in China requires 300 units of electromotion DN caliber pipeline valves. During the eleventh five-year plan period, crude high-pressure oil pipelines of 5,000 km are planned to be built, which we believe will require approximately 3,000 units of high-pressure DN caliber pipeline valves. Additionally, the PRC is expected to develop the LNG station, which should generate large demand for various types of low-temperature valves. The majority of high-standard special valves involved in large-scale gas projects are from imports. It is necessary for us to strengthen research and development of high-temperature, high-pressure and grind-resistant valves in order to meet demands for development of the coal liquification industry.

Our Involvement in the Water Industry

American Watts Water Technologies Group, a leading manufacturer of equipment for water treatment internationally, anticipates that the total annual demand for valves in China to be used in the water supply industry will be RMB 10 billion. We believe that the budgeted amount for valves for the 70 km segment of the north-south water transfer project in Beijing from suburban Beijing to downtown Beijing alone is more than RMB10 million. In addition, this hydroelectric power supply project will create both near term and long term demand for valve products. Major infrastructure projects between western and eastern regions of China, the transformation of the old industry base, construction of downtown pipe networks in major cities, residential buildings, and wastewater treatment and water conservancy should also generate tremendous demand for valves. Furthermore, the Chinese government recently provided what the next Five Year Plan will look like in terms of water infrastructure investment, disclosing that approximately $15 billion is expected to be spent over the next three years on drinking water treatment. Much of this will be used toward water distribution networks and long-distance water pipelines, which requires valves such as those produced by the company.

Our Competitive Strengths

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
  Highly experienced and incentivized research and development team. We have a R&D department composed of 129 engineers with many years of experience. We are committed to developing new products and we have in recent months generally launched a new model every two months. We have cooperated with universities and institutions to improve and develop products.
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

Pursue Strategic Acquisitions. China’s valve market is very fragmented. According to the China Valve Industry Association’s statistics, there are more than 4,000 valve manufacturers in the market. The top 10 valve manufactures in China only have an aggregate Chinese market share of 12.1% . We anticipate that the fragmented nature of the Chinese valve market will continue to provide opportunities for growth through strategic acquisitions. Our acquisition strategy will continue to focus on entities with products that provide opportunities for us to expand and products that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiency. Furthermore, we seek acquisition candidates that demonstrate a combination of good profit margins, strong cash flow, leading positions in the local markets and products that generate recurring revenue. We will use our brand advantage to consolidate China’s valve market and to increase our market share.

Further Penetrate Existing Market Segments. We intend to seek to further penetrate existing market segments to drive sustainable growth by strengthening our existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

  provide quality products;
  fulfill logistical requirements and volume demands efficiently and consistently;
  provide comprehensive product support from design to after-market customer service;
  cross-sell our brands across various business segments to our customers;
  leverage strong established distribution channels.

Enter New Market Segments. To drive organic growth from our existing businesses, we intend to continue to leverage our customer relationships to develop or acquire new products and product extensions to enter into new market segments. For example, in 2007 we successfully entered into the nuclear power station valves market by signing agreements with two large nuclear power stations. In addition, we intend to increase our market share in the nuclear power market by increasing our investment in research and development, obtaining production licenses and establishing a sales team specifically focused on the nuclear power industry. In the oil and chemical industry, there has been increased construction of long-range pipelines for the transmission of oil and gas. This increase should result in increased demand for ball valves and flat valves. We have completed the design of these valves and have added equipment to our existing facilities to enhance production.. In June 2009, the Company received purchase orders for nuclear forged steel valves from China Guangdong Nuclear Power Group ("CGNPG") valued at $4.7 million. The Company expects to receive more orders in nuclear valves in 2010.

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

Our Products

China Valves produces and sells over 800 models of valves and more than 10,000 standards of valves in categories such as low, medium and high-pressure valves. Our valve products come in varying diameters from 3mm to 1300mm, with pressure caps that range from 150lbs to 4,500lbs and are operative in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius. Our main product categories consist of:

  High pressure and high temperature valves for power station units;
  Valves for long distance petroleum pipelines;
  Special valves for chemical lines;
  Large valves for water supply pipe networks;
  Valves for sewage; and
  Valves for long distance gas pipelines

Our main product types are:

  Gate valves
  Globe valves
  Check valves
  Throttle valves
  Butterfly valves
  Ball valves
  Safety valves
  Water pressure test valves
  Vacuum valves; and
  Extraction check valves

Our Manufacturing Process

Our manufacturing process is a multi-step process involving the following tasks:

  purchasing and depositing of raw materials,
  raw material processing and analysis,
  production of inventory of semi-finished products (or transporting to the next step directly)
  product assembly,
  product inspection and testing, and placing finished products in inventory.

Our modern computer aided design (“CAD”) center can assist in the design of all products. We closely monitor and test the quality of raw materials, including casting steel blank parts, forging steel blank parts and steel. We use a high-speed direct reading spectrograph (32 channels) for the analysis of the chemical components of raw materials. We have cobalt 60y flaw detectors, high-power magnetic particle flaw detectors and ultrasonic flaw detectors, non-destructive equipment that helps to ensure the internal quality of forging blank parts. We have a metal material test room for physical and chemical analysis and mechanical testing of raw materials. In order to ensure production structural capability, we utilize high-precision equipment, including high-precision computer numerical control (“CNC”) lathes and advanced welding equipment to satisfy the requirements of our product designs. We have modern product-processing workshops mainly with CNC lathes and approximately 20 units of large-scale high-precision equipment, including 4 m CNC vertical lathes, CNC horizontal lathes and CNC boring and milling machines. In addition, we have pressure equipment to conduct pressure testing for finished products in accordance with appropriate standards.

We have set up a comprehensive and reliable quality management system with strict material manufacturing procedures and standard inspection. In addition, we obtained an American Petroleum Institute (“API”) quality certificate in January of 1994, a Norway Det Norske Veritas (“DNV”) ISO9001 in May of 1996, an European Union CE in 2004 and a China special equipment manufacturing certificate in 2005. The CE marking (also known as a CE mark) is a mandatory conformity mark on many products sold in the single market in the European Economic Area (EEA). By affixing the CE marking, the manufacturer or person placing the product on the market or putting it into service asserts that the item meets all the essential requirements of the relevant European Directive(s).

We have been adhering to a lean production principle. By continuously seeking to improve production, we eliminate non-value added activities, such as reducing the waiting time among each manufacturing process, building up design standard code to reduce the cycle and improve the time of products delivery to our customers. Order-based productions reduce inventory and improve cash flow. In addition, workplace monitoring and certain rules to follow improve the manufacturing efficiency. Because of increasing efficiencies in our production cycle, we have quicker feedback from our customers about our products allowing us to make improvements for their next order.

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

Suppliers of Our Raw Material

The primary raw materials that are used in the production of these valves include carbon steel, stainless steel, low temperature steel and heat resistant steel, casting blank parts and actuating devices. The prices for such materials fluctuate depending upon market conditions. However, because we have long-term suppliers and clients, the influence of price fluctuations are not currently material to the Company.

We have established long-term relationships with key suppliers. However, we do not exclusively rely on our key suppliers. We have adopted a dual supplier system for raw materials. Therefore, if our primary suppliers cannot supply us with our raw material for any reason, we are able to seamlessly acquire raw material from another supplier. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. If deliveries are delayed repeatedly, we terminate the partnership with such supplier.

These flexible sourcing arrangements are designed to ensure the stable supply of raw material and promote healthy competition among our suppliers. We believe our supplier arrangements encourage our suppliers to provide advanced technology and high quality products.

Top 10 Suppliers in 2009

		Purchasing			% of total
		amount			purchasing
Rank	Company Name	in 2009 - $	Location	Material	amount
1	Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company	4,401,499	Kaifeng, Henan	Casting	10%
2	Henan Zhongyue Valve Manufacturing Co., Ltd.	1,477,357	Zhengzhou, Henan	Valve	3%
3	Zhengzhou Hengyuan Industry Co.,Ltd.	812,987	Zhengzhou Henan	Valve	2%
4	Zhengzhou Hongyun Casting Material Co., Ltd	723,213	Zhengzhou Henan	Casting	2%
5	Yongjia Astai Valve Co., Ltd.	641,882	Yongjia Zhejiang	Valve	1%
6	Kaifeng Petrochemical Valve Factory	634,801	Kaifeng Henan	Casting	1%
7	Zhengzhou High Pressure Valve	633,767	Zhengzhou Henan	Casting	1%
8	Xingyang linshui Valve Factory	604,174	Zhengzhou Henan	Valve	1%
9	Henan SidaXianlong Industry Co., Ltd.	589,451	Xinxiang Henan	Casting	1%
10	Kaifeng Valve factory	563,927	Kaifeng Henan	Casting	1%

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

The following table shows the revenues generated and percentage of total revenues received from our ten largest customers during the years ended December 31, 2009.

Top 10 `Clients in 2009

		Sales in 2009	% of Total Sales
Rank	Clients Name	$	in 2009
1	Beijing Lanaidi Technology Co., Ltd.	3,566,249	4%
2	Sichuan Dongfang Electric Group	2,404,214	3%
3	Shanghai Electric Power Equipment Co., Ltd.	1,484,420	2%
4	Kunshan City Water GroupCo., Ltd.	1,463,539	1%
5	Shanghai Pudong Water Supply and Drainage Construction Co., Ltd	1,374,640	1%
6	Norway AVM.	1,367,473	1%
7	Guangzhou City Water Company	1,357,908	1%
8	Tianjin Huaze Water Supply Engineering and Technology Development Co.,	1,311,016	1%
9	Shanghai Lingang Drainage Development Co., Ltd.	1,270,336	1%
10	Shanghai Water Supply Pipe Engineering Corp, Material & Equipment Supply	1,188,276	1%

Sales, Marketing and Distribution

We market our products through regional agents. We provide periodic training to our sales staff. Because we have direct communication with clients and participate in trade exhibitions, our sales staff has produced successful results. As a major supplier of valve products in China, we believe we have established a good reputation in our industry.

We market our products through various ways. We have total around $95,370,012 sales in our three facilities and in several regional offices. In addition, we have around 50 distributors across China. We provide periodic training to our sales staff and have direct communication and participate in trade exhibitions. In 2009, we set up a sales division focusing on the nuclear market sector. We hired experienced sales personnel who have expertise in the specification requirements of nuclear power plants. Moreover, a professional technical support team was set up to enhance after-market service. We are in the process of applying this same sector focused sales effort in other key industries such as petrochemical, oil and water sectors.

Our Research and Development Efforts

China Valves’ business is dependent on constantly improving the technology associated with developing and manufacturing valves. Therefore, China Valves has committed itself to research and development of new valves and developing state of the art valves that improve and advance the valve industry. Over the past few years, China Valves has invested more than 5% of its total revenue in research and development. Specifically, in fiscal years 2009 and 2008 we invested a total of $126,750 and $217,698, respectively to research and development efforts, respectively. We also intend to increase the amount of resources we allocate to research and development as the Company continues to grow.

The company has 284 engineering and support technicians and researchers dedicated to actively researching and developing new valves and participating in valve production and improvement. China Valves operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing). It has also partnered with Hefei General Mechanical Study Department Valves Study institute to work to improve the development, manufacture and quality of valves produced in China. In addition, we focus on development of valves for nuclear power station.

Competition

The company has 284 engineering and support technicians and researchers dedicated to actively researching and developing new valves and participating in valve production and improvement. China Valves operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing). It has also partnered with Hefei General Mechanical Study Department Valves Study institute to work to improve the development, manufacture and quality of valves produced in China. In addition, we have been focusing our research and development efforts on the development of valves for nuclear power stations.

The following is a list of our major competitors in the valve industry:

  Hong Cheng Machinery Co., Ltd – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry;
  Sufa Technology Industry, Co., Ltd – a manufacturer of valves for the nuclear power industry;

There are, however, certain factors that we believe set us apart from all of our competitors, including the following:

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

Intellectual Property

We own the following three trademarks:

Our three subsidiaries High Pressure Valve, Zhengdie Valve and Taizhou Tai De own 26 patents for water supply and drainage pipes, supply and disposal pipes for water and gas, sewage disposal used for water and gas supply and drainage pipes, etc. The expiration dates for these patents range from 2010 to 2018.

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

Regulation

Because our three operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

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

Our Employees

As of December 31, 2009, we had 1,067 full-time employees, as follows:

Department	Employees
Marketing	207
Management	73
Finance and Accounting	41
Research and Development	129
Human Resources	10
Production	452
Engineering and Technical Support	155
Total	1,067

Our Address

The address of China Valves’ principal executive office in China is No. 93 West Xinsong Road, Kaifeng City, Henan Province, People’s Republic of China 475002 and our telephone number is (86) 378-2925211. Our head office in China is 21 F Kineer Plaza, 226 Jinshui Road, Zhengzhou City, Henan Province and our telephone number is (86) 371 65673777. We maintain a website at www.cvalve.com that contains information about us, but that information is not a part of this Annual Report.

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

In 2009, 70% of our sales revenue was generated from our direct sales teams throughout China and 30% was generated from our distributors. Sales through distributors was highly concentrated in a few distributors, with 60% of distributor sales coming from our ten largest distributors, and 40% from the three largest distributors. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon 30 days’ notice.

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

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

China Valves manufacturing operations have been operating at close to full capacity and, accordingly, we began constructing a new manufacturing facility in Kaifeng in September 2008, which was completed in third quarter of 2009. The total budget for the project was approximately $11.4 million, of which $7.5 million was spent in 2008 and $3.9 million was spent in 2009.

In 2009, we spent $1.0 million and upgraded the facilities of our subsidiary Zhengdie Valve. We acquired Taizhou Taide for $3.0 million and Yangzhou Rock for a total amount of $7.26 million on January 13, 2010.

Total capital expenditures in 2009 were $3.2 million for the purchase of equipment and $7.2 million for the construction costs. Our total capital expenditures in 2009 were $10.4 million.

At December 31, 2009, we had 1,067 employees including 129 technicians and researchers, 452 production workers, 207 sales personnel, 155 engineering and technical support personnel and 73 administrative personnel.. In fiscal year 2010, to support our expected revenue growth, we expect to hire an additional 130 production workers and 45 staff members in other departments excluding corporate, fiscal and accounting personnel. As we will further enhance the internal control system in fiscal year 2009, we plan to hire an additional 9 corporate, fiscal and/or accounting staff members including IT expertise. Total incremental staffing in 2009 is 46 employees.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls, however, smaller reporting companies are exempt until June 2010.

Although we continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

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

  a higher level of government involvement;
  an early stage of development of the market-oriented sector of the economy;
  a rapid growth rate;
  a higher level of control over foreign exchange; and
  the control over the allocation of resources.

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

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

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

Our operating subsidiaries High Pressure Valve, Zhengdie Valve and Taizhou Taide Valve are already designated as “resident enterprises” for PRC enterprise income tax purposes. However, if the PRC tax authorities determine that China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid are also “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock started trading on the Nasdaq Global Market under the symbol “CVVT” in November 2009. The trading volume of our common stock has been comparatively low to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

  our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
  changes in financial estimates by us or by any securities analysts who might cover our stock;
  speculation about our business in the press or the investment community;
  significant developments relating to our relationships with our customers or suppliers;
  stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the steel industries;
  customer demand for our products;
  investor perceptions of the steel industries in general and our company in particular;

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

  the operating and stock performance of comparable companies;
  general economic conditions and trends;
  major catastrophic events;
  announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
  changes in accounting standards, policies, guidance, interpretation or principles;
  loss of external funding sources;
  sales of our common stock, including sales by our directors, officers or significant stockholders; and
  additions or departures of key personnel.

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

We did not previously own the building and land we operate on. Those buildings and the land use rights were owned by the Casting Company, one of our major suppliers and the land use rights and the buildings from which High Pressure Valve operates were leased from the Casting Company. The Casting Company is located on the same piece of land. As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, High Pressure Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “ Real Estate Transfer Agreement ”) for the transfer of the land use rights for all the land and all the buildings on the land to High Pressure Valve (the “ Real Estate ”). As the transfer was expected to take up to ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “ Lease Agreement ”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires title to the Real Estate. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “ Leaseback Agreement ”) pursuant to which High Pressure Valve agreed to lease back to the Casting Company the portion of the Real Estate and the buildings used by the Casting Company, for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “ Real Estate Escrow Agreement ”), pursuant to which the Company issued and placed in escrow, for the benefit of Mr. Fang or his designee, 2,750,000 shares of the Company’s common stock in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. On March 6, 2009, the land use right for the Real Estate was transferred from the Casting Company to High Pressure Valve and the 2,750,000 shares was released to Mr. Bin Fang.

All the onsite buildings and workplaces are utilized for manufacturing, R&D and administrative purposes. In addition, there is land available on for future expansion.

The following lease expenses were incurred in 2009 and 2008 with respect to the property of High Pressure Valve and Zhengdie Valve:

Year Ended December 31, 2009

	Zhengdie	High Pressure	Henan Tonghai
	Valve	Valve	Fluid
Usage	US $	US $	US $
Office	$35,186	-	$7,269
Production & Operation Facilities	307,881	-	-
Total Cost	$343,067	-	$7,269

Year Ended December 31, 2008

		High
	Zhengdie	Pressure
	Valve	Valve
Usage	US $	US $
Office	$35,182	$-
Production & Operation Facilities	297,827	337,500
	-	-
Total Cost	$333,009	$337,500

Item 3. Legal Proceedings

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

Item 4. (Removed and reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock

Our common stock, having $0.001 par value per share ("Common Stock"), is traded on Nasdaq Global Market under the symbol "CVVT". On July 24, 2009, the Company amended its articles of incorporation with the State of Nevada to effect a one-for-two reverse stock split (the “Reverse Split”). The Reverse Split affects all issued and outstanding shares of the Company's common stock immediately prior to the effectiveness of the Reverse Split with any fractional shares rounded up to the next highest whole share. The Reverse Split took effect on August 13, 2009.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by nasdaq.com and www.quotemedia.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Year Ending December 31, 2009
4th Quarter	$9.96	$7.24
3rd Quarter	$9.25	$1.75
2nd Quarter	$3.1	$1.28
1st Quarter	$5.00	$1.20

	Closing Prices
	High	Low
Year Ended December 31, 2008
4th Quarter	$4.00	$0.65
3rd Quarter	$2.50	$1.75
2nd Quarter	$5.00	$1.05
1st Quarter	$5.00	$2.50

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

On February 22, 2010, there were 1,198 stockholders of record of our common stock.

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

Our Business

Through our subsidiaries and commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries. We are located in Kaifeng, Henan Province and conduct business throughout China, Southeast Asia, the Middle-East and Europe. Our production facility in Kaifeng has an area of approximately 74 acres. We produce over 800 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries. We are the leader in valve sales for the thermal power and water supply industries, according to the Board Chairman of the China Valves Industry Association, who is also the Chairman of our company.

Our three production facilities have an area of approximately 81 acres in total. We produce over 800 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries.

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

Recent Development

Registered Direct

Following our $3 million registered direct offering on December, 28, 2009, we conducted another registered direct offering of an aggregate of 2,414,113 shares of our common stock at a price of $9.00 per share for gross proceeds of approximately $21.7 million, to several accredited institutional investors. In addition, we issued to the investors warrants to purchase 362,116 shares of common stock, in the aggregate, at a price of $9.00 per share, exercisable for 30 days beginning on the date of the initial issuance of the warrants. These warrants have since expired.

Combined with the closing of the Company's initial registered direct offering on December 28, 2009, the Company received aggregate gross proceeds of approximately $24.7 million. In addition, the Company received an additional $3.2 million gross from the exercise of warrants issued in such financing. The proceeds of the financing and the warrant exercises has or will be used for working capital and certain identified acquisitions.

Acquisition

On January 13, 2010, Henan Tonghai Fluid completed the acquisition of all of the assets of Yangzhou Rock for $7.26 million in cash. As a result of this acquisition, we owns all of the patents that were applied for by Yangzhou Rock, including a patent for a 90 degree rotating valve lock device, a patent for a key management control device and a patent for a type of mechanical valve interlock. Yangzhou Rock is a company that manufactures and distributes interlock valves, valve lock devices, magnetic lock valves, and mechanical interlock machines that are widely used by manufacturing companies in the petrochemical, chemical, natural gas, thermal power station and metallurgy industries, including SINOPEC and some of its subsidiaries.

On Feb 3, 2010, we consummated the acquisition of all of the assets of Able Delight (Changsha) Valve Co., Ltd. ("Able Delight"), a leading valve manufacturing enterprise that specializes in manufacturing valves for the water supply and power supply industries. As result of this $15 million cash acquisition, Able Delight became a wholly-owned subsidiary of China Valves.

Able Delight, located in Changsha, Hunan Province, is a leading producer of butterfly valves, check valves and ball valves for hydropower plants, thermal power plants, nuclear power plants and water and sewage treatment applications. Able Delight produces the largest butterfly valves in China with a maximum diameter of 5.5 meters. As a result of this acquisition, Able Delight has transferred all its active patents to China Valves.

Strategic Partnership

The Company has signed a strategic cooperation frame agreement with Dongfang Electric Corporation (Dongfang Electric), the largest manufacturer of power generating equipment and contractor for power station projects in the world.

In the first-ever strategic relationship between a major Chinese valve manufacturer and a leading Chinese producer of power generating equipment, the Company and Dongfang Electric have agreed to establish a joint R&D center for the development of high-end valves that Dongfang Electric currently imports, in addition to entering into a full service agreement. Under the agreement, the Company will supply Dongfang Electric with custom design services for specialty valves required in its power generation projects, manufacture the valves, and install and maintain them, providing Dongfang with a complete suite of valve-related services.

Dongfang purchased more than $2.4million worth of valves in 2009, and this arrangement will give the Company the opportunity to provide them with a full range of valve-related services in addition to world class valves, thereby increasing our exposure to new realms of the important power generation industry.

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for US federal income taxes has been made as we had no taxable income in the United States for 2009 and 2010.

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

Our Operating Subsidiaries are classified as resident enterprises under the EIT law. Beginning in January 2008, both High Pressure Valve and Zhengdie Valve became subject to an income tax at an effective rate of 25% under the EIT law. The new operating company, Taide Valve is also subject to an income tax rate of 25%. The accounting impact of being classified as a resident enterprise beginning in January 2008, the effective date of the EIT law, is that we incurred income taxes of $8.6 million for the year ended December 31, 2009, an increase of $4.2 million or 95.5% from the taxes we incurred in the same 2008 period, which were $4.4 million. This increase in taxes was more than offset by our higher revenues and operating profits; however, in future periods, our operating results and cash flow will continue to reflect the effect of our operating subsidiaries being subject to an income tax at an effective rate of 25%.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2009	2008

Sales revenue	$95,370,012	$66,555,056
Cost of sales	48,527,336	40,082,152
Gross profit	46,842,676	26,472,904

Expenses
General & administrative expenses	7,312,439	6,335,261
Research and development costs	126,750	217,698
Selling expenses	6,317,766	4,929,728
Non-Cash Stock Compensation Expense	47,057	14,998,974
Total operating expenses	13,804,012	26,481,661

Income from operations	33,038,664	(8,757)

Change in fair value of derivative instruments	1,508,997	(100,479)
Other income/(expense), net	(510,692)	(537,767)
Interest and finance expense, net	128,518	486,946

Income before income taxes	31,911,841	142,543
Income taxes	8,558,748	4,379,388

Net (loss) income	$23,353,093	$(4,236,845)

Foreign currency translation (loss) gain	(7,075)	2,985,232

Comprehensive Income	$23,346,018	$(1,251,613)
As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	50.9%	60.2%
Gross profit	49.1%	39.8%

Expenses
General & administrative expenses	7.7%	9.5%
Research and development costs	0.1%	0.3%
Selling expenses	6.6%	7.4%
Non-Cash Stock Compensation Expense	0%	22.5%
Total operating expenses	14.5%	39.7%
Income before income taxes	33.5%	0.2%
Income taxes	9%	6.6%

Net (loss) income	24.5%	(6.4	) %

The following tables set forth our sales by valve type, in terms of volume and revenues for the periods indicated.

	Year Ended December 31,
	2009	2008
Sales revenue	(in thousands)

Gate valves	$26,559	$18,478
Check valves	6,840	5,488
Global valves	5,073	3,058
Safety valves	1,915	859
Butterfly valves	36,998	22,841
Ball valves	5,960	3,155
Vent valves	325	1,927
Other	11,700	10,749
Total sales revenue	$95,370	$66,555

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical and oil; (iii) other areas (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)

Power Supply	$28,206	$16,263
Petrochemical and Oil	16,250	14,808
Water Supply	28,301	19,506
Metallurgy	6,173	6,460
Other	16,440	9,518
Total sales revenue	$95,370	$66,555

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Sales Revenue. Sales revenue increased $28.8 million, or 43.2%, to $95.4 million in 2009 from $66.6 million in 2008. The majority of this increase resulted from increases in average selling price as higher value added and higher-end products sold. Adjusting for the effect of changes in exchange rates, our sales revenue increased by 40.9% . The increased sales was also attributable to (1) increased demand for our products fueled by rapid industrialization and manufacturing development in China, (2) our successful marketing efforts, (3) retaining our existing customers and adding additional large customers, (4) our expansion into the nuclear power station valve market segment and (5) increased for our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves because the Company has established its brand in China.

In 2009, revenues from butterfly valves, gate valves and ball valves constituted approximately 72.9% of our total revenues for the period.

Revenue from butterfly valves for 2009 amounted to $37.0 million which is $14.2 million or 62.0% more than revenue for the same period ended on December 31, 2008. These increases are mainly due to the fact that we are the sole manufacturer and distributor for the integrated two-way Metal Sealed Butterfly Valves used to control municipal water and sewage flow. These new generation butterfly valves have achieved 86% market share in the largest ten cities in China. The Central Government’s encouragement of water supply and conservancy projects in fiscal 2009 also greatly helped sales of the Company’s butterfly valves.

Revenue from gate valves for 2009 amounted to $26.6 million which is $8.1 million or 43.7% more than that of 2008. These increases were attributable to the large increase in power station construction projects in China. By the end of 2007, the Company had developed the capability to manufacture high quality technology intensive forged steel valves for use in ultra supercritical thermal power generators in 1,000MW power stations. The Company is the sole designer and manufacturer in China for this type of valve, which can replace the imported valves used in the thermal power industry. The newly developed, high-margin valves perform as well as the similar advanced overseas products and resulted in a large amount of orders in 2009. The other factor in the sales increase in 2009 was the continued extensive use of gate valves in the petro-chemical and nuclear power industries.

Revenue from ball valves for 2009 amounted to $6.0 million, which is $2.8 million or 88.9% more than that for 2008, These increases were attributable to the large market demand for the new generation products used in the petro-chemical industry.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials, components, labor and overhead. Our cost of sales increased $8.4 million to $48.5million in 2009 from $40.1 million in 2008. The cost of sales, as a percentage of sales revenue, decreased from 60.2% in 2008 to 50.9% in 2009. The cost of sales decreases due to the design of a simple manufacturing system, which increased capital equipment utilization, eliminated waste, reduced the time it took to finish an activity from start to finish, increased production and decreased cycle time. The decrease in cost of raw materials also contributed to a decrease in cost of sales.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $20.3 million to $46.8 million in 2009 from $26.5 million in 2008. Gross profit as a percentage of net sales revenue increased to 49.1% from 39.8% for the same period in 2008. This increase resulted primarily from lower cost of sales and the increase volume of high-end products sales.

General and Administrative Expenses . Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, travelling expenses, and legal and professional expenses, were $7.3 million for 2009, compared with $6.3 million for 2008, an decrease of $1.0 million or approximately 15.9% .The increase is primarily due to increase in salary expense as from newly acquired Company, Taide Wote, as well as the Company hired more educated entry-level administrative personnel in both ZhengDie Valve and Tong hai Fluid. Travel expense and meal and entertainment expenses also increased due to various business acquisition activities. Depreciation expense increased as result of increased fixed asset purchases. G&A expense as % of total revenue is 8% in 2009 as compared to 10% in 2008. The decrease is primarily due to decreased rental expense in KF due to real estate transfer from the Casting Company.

Selling Expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, sales tax, freight charges and related compensation, were $6.3 million for 2009, compared with $4.9 million for 2008, an increase of $1.4 million or approximately 28.2%, which was in line with the sales revenue increase. However, with the implementation of the strengthened cost control policy in 2009, the percentage of sales and marketing expenses was as percent of sales 6.6%, compared to 7.4% of 2008.

Total Operating Expenses. Our total operating expenses decreased $12.7 million to $13.8 million in 2009 from $26.5 million in 2008. The decrease was primarily attributable to the huge amount decrease from $14,998,974 in 2008 of expenses relating to the release of our make-good escrow shares pursuant to the Make Good Escrow Agreement.

As described in Note 14 to the Company’s December 31, 2009 consolidated financial statements, in connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfilment of specified earnings targets. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, Siping Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the year ended December 31, 2009 as it did in 2008.

Excluding the non-cash compensation charge related to the make good provision amounting to $15.0 million in 2008, as a percentage of sales revenue, our total operating expenses were 14.5% in 2009, compared with 17.3% in 2008.

Income Before Income Taxes. Excluding the non-cash compensation charge related to the make good provision of $15.0 million in 2008, income before income taxes increased $16.8 million, or 111%, to $32 million in 2009 from $15.1 million in 2008. Income before income taxes as a percentage of revenue slightly increased to 33.5% in 2009 from 22.8% in 2008.

Net Income. Excluding the non-cash compensation charge related to the make good provision of $15 million in 2008, net income increased $12.6 million, or 116.6%, to $23.4 million in 2009 from $10.8 million in 2008 is as result of 43.3% increase in sales revenue as demand for the Company's products continues to increase coupled with same level of operating expenses in 2009 and 2008, thus generated higher increase in net income in 2009.

Foreign Currency Translation Gains

We had a foreign currency translation loss of $0.007 million for 2009 as compared with a $2.99 million currency translation gain in 2008. In July 2005, China reformed its foreign currency exchange policy and allowed the Renminbi to fluctuate as much as 0.3 percent per day against the U.S. dollar. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At December 31, 2009, the period end exchange rate was RMB1 to US$0.1467 and the average exchange rate for 2009 was RMB1 to US$0.14661. At December 31, 2008, the period end exchange rate was RMB1 to US$0.1467 and the average exchange rate for 2008 was RMB1 to US$0.14415. The average exchange rate for 2009 compared with 2008 (RMB1 to US$0.14661 and RMB1 to US$0.14415, respectively) increased approximately 1.7% .

Our sales revenue increased by RMB 193.0 million or 43.3% compared with the same period in 2008 and our operating expenses decreased by RMB 89.6 million or 48.8% compared with the same period in 2008. As the Renminbi increased in value against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 44.6% and decreasing 47.9%, respectively, in U.S. dollar terms, as follows:

	Year Ended December 31,
(in thousands)	2009			2008			Change			%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$		RMB

Revenue	95,370	0.14661	650,501	66,555	0.14415	461,707	28,814	188,794	43.3%		40.9%
Total operating expenses	13,804	0.14661	94,155	26,482	0.14415	183,711	(12,678)	(89,556)	(47.9)%		(48.8)%

Allowance for Doubtful Debts

Our trade receivables net of allowance for doubtful accounts were $32.3 million as of December 31, 2009, an increase of $6.2 million, or 23.8%, from $26.1 million as of December 31, 2008. Our allowance for doubtful accounts totaled $908,338 as of December 31, 2009, compared with $1,163,457 at December 31, 2008.

The increase in our trade receivables was mainly due to the overall increase in sales revenue. Generally we consider a trade receivable as a doubtful account only if it remains uncollected for more than one year from the due date. Our allowance for doubtful debts accounts for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because we have improved our account receivables collections. Many of our customers have long business relationships with us and good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $14.5 million and restricted cash of $1.0 million. The following table provides summarized information about our net cash flow for 2009 and 2008.

	Years Ended
	December 31,
	2009	2008
	(dollars in thousands)
Net cash provided (used in) by operating activities	$25,083	$(927)
Net cash used in investing activities	(25,730)	(11,082)
Net cash provided (used in) by financing activities	(1,476)	25,438
Effect of foreign currency translation on cash and cash equivalents	180	226
Net (decrease) increase in cash and cash equivalents	(1,943)	13,655
Cash and cash equivalents, beginning of year	16,428	2,773
Cash and cash equivalents, end of year	$14,485	$16,428

Operating Activities

In the fiscal year ended December 31, 2009, although our net income increased to $23.3 million, our net cash flow provided by operating activities was $25.1 million, an increase of $26.1 million from the net cash used by operating activities of $1 million for the same period in 2008,. This is attributed to a strong increase of net profit of $12.6 million or 116.5% . Our accounts receivable, increased $5.0 million while our sales increased by 43.3% . Our inventory has decreased $1.6 million as we have improved our production cycle and reduced finished goods inventory as demand for our products continues to grow. Our other payables also declined significantly in 2009, adversely affecting our cash flow from operations. Previously, we delayed the payment of commissions to our sales personnel and in particular were able to pay large commissions in phases. In 2009, we continued to accelerate the payment of these commissions, in order to encourage our sales personnel in a continuing effort to enlarge our market share and increase sales.

Investing Activities

Our main uses of cash for investing activities are for acquisitions of other companies, which the two acquisitions were closed subsequent to year end of 2009. Also we spend another $10.4 million on the acquisition of plant and equipment as well as purchases for construction. Net cash used in investing activities in 2009 was $25.7 million, as compared with $11.1 million in 2008. The increase in net cash used in investing activities was mainly attributable to greater equipment purchases, new factory construction and a $13.2 million used in acquisition deposits in 2009.

Financing Activities

Net cash used in financing activities in 2009 totaled $1.5 million as compared with net cash provided by financing activities of $25.4 million in 2008. On August 26, 2008, we completed a private placement of our common shares to certain accredited investors for $29.9 million in gross proceeds, resulting in $26.7 million in net proceeds after payment of $3.2 million in offering expenses. We used most of the proceeds from the private placement to acquire companies, which the Company had acquired two companies in 2010. On December 28, 2009, we completed a registered direct offering of our common shares to certain accredited investors for $3 million gross proceeds, resulting in $2.9 million in net proceeds.

Net cash provided by financing activities in 2008 totaled $25.4 million, primarily attributable to the private placement on August 26, 2008.

Our debt to equity ratio was 0.24 as of December 31, 2009 as compared to 0.42 as of December 31, 2008. We believe we have greatly improved our company’s position by decreasing our borrowings. We plan to maintain our debt to equity ratio at the ratio as of December 31, 2009.

As of December 31, 2009, the maturities for our bank loans are all below one year.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Capital Expenditures

Our capital expenditures in 2009 and 2008 are set forth below. Our capital expenditures were used primarily for plant construction and purchases of equipment to expand our production capacity.

	Years Ended December 31,
	2009	2008
	(in thousands)
Construction costs	$7,178	$5,880
Purchase of equipment	$2,560	$3,194
Advance on equipment & construction fee	$655	$1,654
Total capital expenditure	$10,393	$10,728

Our depreciation and amortization expense for the years ended December 31, 2009 and 2008, and the income statement line items in which it is included, was as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Cost of goods sold	$945	$430
General and administrative expenses	$1,011	$572
Total depreciation and amortization expense	$1,956	$1,002

Our total capital expenditures in fiscal year 2009 reached $10.4 million, $7.2 million of which was used to complete construction of a new plant in Kaifeng to increase our production capacity. $3.2 million was used for purchase of new equipment and production line upgrades for companies we acquired in 2009. The expenditures was also used for equipment purchases, such as those for ultra-supercritical thermal power projects.

Obligations under Material Contracts

We did not have any long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2009.

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

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the US dollar. The functional currency of our Chinese operating entities High Pressure Valve and Zhengdie Valve, and Taizhou Taide Valve is the Renminbi (RMB).

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $ 6,151,902 and $6,158,977 as of December 31, 2009 and 2008, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were translated at 6.82 RMB and 6.82 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2009 and 2008 were 6.82 RMB and 6.94 RMB to $1.00, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and 2008.

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

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at December 31, 2009 and December 31, 2008, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company’s cash and restricted cash balances, totaling $14,505,745 and $11,984,233, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 17% and 21% of the Company’s total purchases for the years ended December 31, 2009 and 2008, respectively. Five customers accounted for 11% and 13% of total sales as of December 31, 2009 and 2008 respectively.

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

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. These long term investments are carried at the lower of cost or market value and amounted to $764,515 and $764,515 as of December 31, 2009 and December 31, 2008, respectively. There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology. Based on its proportionate share of the underlying book value of the investees, the Company believes the fair value of the investments is at least equal to the original cost at which they are carried.

Long Term Investment

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $ 764,515 and $764,515 as of December 31, 2009 and 2008, respectively.

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

Operating margins are based on the estimated effects of planned business operation. Approximately 87% of the Company’s cost of goods sold consists of raw materials, of which approximately 60% is steel and iron. Our operating margin for the year of 2009 increased to 34.6% due to the increased market demand for our higher margin products.

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
  Before the stimulus plan, according to the General Machinery Industry Association of China, the size of the Chinese valve industry was expected to grow to $12.25 billion in 2010 from $9.75 billion in 2009 at a compound average growth rate of 26%.
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

Stock Based Compensation

The Company applies Statement of Financial Accounting Standards on “Accounting for Stock-Based Compensation”, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with the standard and the "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" standard, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. The standard allows the “simplified” method to determine the term of employee options when other information is not available.

The Company follows the guidance of the accounting standard on “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  Accounting for Derivatives and Hedging Activities standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The standard provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. All Company warrants are denominated in U.S. dollars; because the Company’s functional currency is the Renminbi, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period.

Recently issued accounting pronouncements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This accounting standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This accounting standard will not have an impact on the Company’s financial statements.

In June 2009,FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company does not expect this accounting standard to have an impact on the Company’s financial statements.

In August 2009, FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, SiPing Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the year ended December 31, 2009.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Item 8.         Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Annual Report on Form 10-K.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We were notified that, effective January 1, 2010, certain partners of MSWFT and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), MSWFT and Frost each contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm. Frazer Frost is registered with the Public Company Accounting and Oversight Board (PCAOB).

Item 9A.     Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Siping Fang and Ms. Ichi Shih, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Fang and Ms. Shih concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009, to satisfy the objectives for which they are intended.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management identified material weakness related to the following:

Accounting and Finance Personnel Weaknesses – US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in ineffective top level review and anlaysis of year-end evaluation of the Company’s inventory and AR allowance.

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2008 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in 2009, we continued to implement these remedial procedures.

1. Hire, as needed, additional US GAAP experienced accounting and operations personnel and outside contractors with technical accounting expertise and reorganized the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Involve, as needed, both internal accounting and operations personnel and outside contractors with technical accounting expertise early in the evaluation of our complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

3. Require that our senior accounting personnel and the principal accounting officer review our complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions. We will also consult experts in the event that transaction is beyond our comprehension.

4. We are currently documenting and implementing internal control over financial reporting, however, as of December 31, 2009, we did not have sufficient time to remediate all deficiencies identified in order to render current year’s internal control over financial reporting effective. We will continue monitor and improve controls over financial reporting in the coming year.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

(c) Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION
Siping Fang	57	President, Chief Executive Officer, Chairman and Secretary
Zengbiao Yu	55	Director
Ichi Shih	38	Chief Financial Officer
Peter Li	46	Director
William Haus	47	Director
Qizhong Xiang	62	Chief Technology Officer
Binjie Fang	37	Chief Operating Officer and Director

Siping Fang , Chairman, Chief Executive Officer, Chairman and Secretary

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

Zengbiao Yu, Director

Mr. Yu has been working as a professor and a Ph.D. tutor for Tsinghua University since 1999. Mr. Yu is currently the vice-president of Management Accounting Section of Accounting Society of China, director of Chinese Costing Association, independent director of Zhongyuan Special Steel Co., Ltd. and CNHTC Jinan Truck Co.,Ltd . In addition, he is a member of Editorial Advisory and Review Board of the IMA Educational Case Journal in U.S.A. As a PhD student, Mr. Yu had been educated jointly by the University of Illinois at Urbana-Champaign(UIUC) and Xiamen University(XU), and received his doctorate from XU in 1993. He had been Dean of Business School and Head of Accounting Department of Hebei University for more than 3 years. He was awarded "Certificates of High Attainment" from UIUC in 1991 and recognized as an "outstanding accountant" by the Ministry of Finance of PRC in 1995. He is author of more than 80 papers and 10 books on financial and managerial accounting.

Ichi Shih, Chief Financial Officer

Ms. Shih has more than 10 years of experience in financial industry. Since 2007, she served as vice president of Brean Murray, Carret Asia Investment Banking Group in New York, NY, assessing opportunities for new business, conducting valuation analysis and due diligence of public and private companies in China and Vietnam, and providing advice on mergers and acquisitions, public listings and private placement activities. Between 2003 and 2007, she was a senior associate at the Investment Banking Group of Westminster Securities in New York, NY, primarily focusing on financial modeling and valuation analysis. Between 1998 and 2000, she was a financial and business analyst for Goldman Sachs & Co, where she developed financial budget/forecast for the Finance and Planning Department in New York, NY. Ms. Shih obtained a Master’s degree in International Finance and Business from the Columbia University and Bachelor’s degree in Accounting and International Business from New York University. Ms. Shih is also a Certified Public Accountant.

William Haus, Director

Mr. William Haus, age 45, has extensive experience in business and finance for public companies as well as China-based companies. Since August 2008, Mr. Haus is the CEO and director of CS China Acquisition Corporation, a special purpose acquisition corporation focused on effecting a business combination with a China-based private company. Over the past 8 years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was the Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. Between April 2005 and September 2005, he was the S.V.P. and Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Stanford Group Company, a securities brokerage firm. From March 2000 to March 2005, Mr. Haus was the Senior Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Advest, Inc., a securities brokerage firm. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute. Mr. Haus is also independent director of China Valves Technology, Inc., a manufacturer of valves, listed on Nasdaq and China Nutrifruit Group Limited, a food products producer, listed on NYSE AMEX.

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

The corporate governance and nominating committee comprises William Haus, Peter Li and Zengbiao Yu with Mr. Yu as the chairman. The committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The committee is also responsible for overseeing the creation and implementation of our corporate governance policies and procedures.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
  been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.

Code of Ethics

On September 9, 2009, our board of directors adopted a new code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The new code replaces our prior code of ethics that applied only to our principal executive officer, principal financial officer, principal accounting officer or controller and any person who performed similar functions, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics can be found on our website www.cvalve.com . China Valves, please make sure it was uploaded on the website.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2009 and 2008: Siping Fang, who became our President and Chief Executive Officer when we completed the reverse acquisition. No other executive officers received total compensation in excess of $100,000 in any fiscal year.

			Total
Name and Principal Position	Year	Salary	($)

Siping Fang, President, CEO and Director (1)	2009	$100,000	$100,000
	2008	$100,000	$100,000

(1)

Does not include a non-cash compensation charge of $14,998,974 in connection with 4,194,344 common shares to be released for the year 2008 to Bin Li pursuant to the Make Good Escrow Agreement dated August 26, 2008, which shares are subject to the Earn-In Agreement between Bin Li and Siping Fang.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.

Employment Contracts

On June 30, 2009, the Company and Ichi Shih entered into an employment agreement (the "Employment Agreement"), which is effective as of July 1, 2009 (the "Effective Date"). The Employment Agreement provides, among other things, that Ms. Shih's base salary will be US$7,000 per month (the "Base Salary"). Additionally, within three months of the Effective Date, upon approval of the board of directors of the Company, the Company will grant Ms. Shih options to purchase 50,000 shares of the Company's common stock at the price of $6.0 per share. Ms. Shih may exercise 33.336% of the option on the first anniversary of her employment of the Company, and 8.333% every three months after the first anniversary. The Employment Agreement contains covenants prohibiting Ms. Shih from competing with the Company during the two-year term and for two years thereafter. The Employment Agreement also prohibits Ms. Shih from disclosing any confidential information of the Company. The stock options granted to Ms. Shih have not yet been issued as of December 31, 2009. We have no employment contracts with any other of our executive officers or employees.

.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Zengbiao Yu	$17,000	N/A	N/A	$17,000
Siping Fang	N/A	N/A	N/A	N/A
Binjie Fang	N/A	N/A	N/A	N/A
Peter Li	$12,000	N/A	$101,250	$113,250
William Haus	$24,000	$22,500	$123,750	$170,250

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

Mr. Li’s agreement is effective as of November 22, 2008 for a term of two years. Under the terms of Mr. Li’s agreement, the Company agreed to pay Mr. Li a monthly fee of $1,000, as compensation for the services to be provided by him as a director of the Company. The Company also agreed to grant a non-qualified stock option to Mr. Li for the purchase of 22,500 shares of common stock of the Company at an exercise price of $8.00. One third of the options (or 7,500 shares) will vest on November 22, 2009. The remaining options will vest in eight equal quarterly installments (or 1,875 shares each installment) over a two-year period in every quarter after November 22, 2009. The stock option expires in five years. Mr. Li’s agreement also contains customary confidentiality and non-compete provisions.

The agreement with Mr. Haus became effective on December 1, 2008 and was revised on June 29, 2009. Under the terms of Mr. Haus’ agreement, the Company agreed to pay Mr. Haus a monthly fee of $2,000, as compensation for the services to be provided by him as a director of the Company. The Company also agreed to grant 5,000 shares of common stock to Mr. Haus on June 29, 2009. On June 29, 2009, the Company agreed to grant a non-qualified stock option to Mr. Haus for the purchase of 27,500 shares of common stock of the Company at an exercise price of $6.00. The stock option expires on June 28, 2014. Mr. Haus’ agreement also contains customary confidentiality and non-compete provisions.

The stock options and restricted common shares granted to Mr. Li and Mr. Haus have not yet been issued as of December 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock $0.001 par value, beneficially owned on March 24, 2010, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Valves Technology, Inc., No. 93 West Xinsong Road, Kaifeng , Henan Province, China 475002.

		Amount & Nature of	Percent of
Name & Address of		Beneficial	Class (2)
Beneficial Owner	Office, if Any	Ownership (1)
	Officers and Directors

Siping Fang	Chief Executive Officer, President and Chairman	0	*

Ichi Shih	Chief Financial Officer	0	*

Binjie Fang	Chief Operating Officer and Director	0	*

Qizhong Xiang	Chief Technology Officer	0	*

William Haus	Director	0	*
5700 Henry Cook Blvd. Suite #6333, Plano, TX
75024-4542

Peter Li	Director	0	*
C/O CS China Acquisition Corp.
4100 N. E. Second Avenue, Miami, FL 33137

Zengbiao Yu Director		0	*
All officers and directors as a group (7 persons named		0	0%
above)

	5% Securities Holder
Bin Li		12,583,032	36.4%
1165 Rugglestone Way, Duluth, GA 30097

Bin Fang		2,325,000	6.72%

Barry M. Kitt		3,358,400 (3) (4)	9.7%
c/o Pinnacle Fund, L.P.
4965 Preston Park Blvd.
Suite 240, Plano, Texas 75093

* Less than 1%.

1 Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the ordinary shares.

2 A total of 34,552,107 shares of our common stock as of March 23, 2010 are considered to be outstanding pursuant to the Commission Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

3 Pinnacle Advisers, L.P. (“Advisers”) is the general partner of The Pinnacle Fund, L.P. (“Pinnacle”). Pinnacle Fund Management, LLC (“Management”) is the general partner of Advisers. Pinnacle owned 1,679,200 Mr. Barry Kitt is the sole member of Management. Mr. Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

4 Pinnacle China Advisers, L.P. (“China Advisers”) is the general partner of Pinnacle China Fund, L.P. (“Pinnacle China”). Pinnacle China Management, LLC (“China Management”) is the general partner of China Advisers. Kitt China Management, LLC (“China Manager”) is the manager of China Management. Pinnacle China owned 1,679,200 shares of the Company’s common stock as based on the 13G/A filed on February 10, 2010. Mr. Barry Kitt is the manager of China Manager. Mr. Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle China. Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following includes a summary of transactions since the beginning of 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” ). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were no less favorable to the Company than the terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

The Company received advances from Siping Fang, Chief Executive Officer and Chairman, for cash flow purposes. As of December 31, 2009 and December 31, 2008 the outstanding amount due to Mr. Fang was $1,707,353 and $858,367, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash. In 2007, Siping Fang contributed $1,249,999 to the Company’s subsidiary, Zhengdie Valve, to fulfill its PRC registered capital requirement. In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Item 1 – Business – Reorganization), Siping Fang contributed a further RMB 10 million ($1,317,095) to the Operating Subsidiaries to enable them to meet their approved PRC registered capital requirements. Following our re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of our common stock, this contribution is to be returned to Mr. Fang.

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum with no fixed repayment terms. Loans from employees amounted to $184,817 and $131,263 as of December 31, 2009 and December 31, 2008, respectively.

As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, High Pressure Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “ Real Estate Transfer Agreement ”) for the transfer of certain land use rights and buildings to High Pressure Valve (the “ Real Estate ”). As the transfer was expected to take approximately ten months to complete with relevant Chinese government agencies, on August 26, 2008, High Pressure Valve and the Casting Company also entered into a Lease Agreement (the “ Lease Agreement ”) pursuant to which the Casting Company agreed to lease the Real Estate to High Pressure Valve until the latter acquires title to the Real Estate. In addition, High Pressure Valve and the Casting Company entered into a Leaseback Agreement (the “ Leaseback Agreement ”) pursuant to which High Pressure Valve agreed to lease a portion of the Real Estate to the Casting Company for a period of one year starting on the date of the acquisition of title to the Real Estate by High Pressure Valve.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “Real Estate Escrow Agreement ”), pursuant to which the Company agreed to issue and place in escrow for the benefit of Mr. Fang or his designee, 2,750,000 shares of the Company’s common stock (the “Real Estate Shares”) in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. The Real Estate was transferred to High Pressure Valve on March 6, 2009 and 2,750,000 shares was released to Mr. Bin Fang.

As a result of the Company’s issuance of contingent shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became an 8.81% shareholder and a related party. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. As of December 31, 2008 advances on inventory purchases due to the Casting Company amounted to $385,066 million.

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

All actions of the board of directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. Our directors have a duty of to act in good faith with a view to our interests. In fulfilling their duty of care to us, our directors must ensure compliance with our Certificate of Incorporation. During 2009, our board met four times and no director missed any meetings of the board.

Item 14. Principal Accountant Fees and Services.

Frazer Frost LLP, (“Frazer Frost”) are the Company’s independent PCAOB registered public accounting firm and were engaged to examine the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and 2008.

Audit Fees. Frazer Frost was paid aggregate fees of approximately $325,891 and $297,816 for the fiscal years ended December 31, 2009 and 2008, respectively, for professional services rendered for the audit of our annual financial statements.

Tax Fees. Frazer Frost was paid $13,000 for the fiscal year ended December 31, 2009 for professional services rendered for tax compliance and $7,000 was paid for the fiscal year ended December 31, 2009.

All Other Fees . Frazer Frost was paid no other fees for professional services during the fiscal years ended December 31, 2009 and 2008.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement and Schedules

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements are set forth beginning on page F-1 of this Report
	Section 1.	Report of Independent Registered Public Accounting Firm	F-2
	Section 2.	Consolidated Balance Sheets	F-3
	Section 3.	Consolidated Statements of Operations	F-4
	Section 4.	Consolidated Statement of Stockholders’ Equity	F-5
	Section 5.	Consolidated Statements of Cash Flows	F-6
	Section 6.	Notes to Consolidated Statements	F-7-F-25
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (Including Those Incorporated By Reference).

Exhibit Index

Exhibit No.	Description

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

3.4

Certificate to Accompany Restated Articles or Amended and Restated Articles of China Valves Technology, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30, 2009.

4.1	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 31, 2009).

4.2	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009).

10.1	Form of Securities Purchase Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.2	Form of Registration Rights Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

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

10.14

Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 27, 2009)

10.15

Amendment Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 31, 2009.)

10.16	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.17	Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.18	English Translation of Employment Agreement with Ichi Shih dated June 30, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 1, 2009).

10.19	Asset Purchase Agreement, dated as of February 15, 2009, by and between Taizhou Taide Valve Co., Ltd. and Taizhou Wote Valve Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April, 21, 2009).

10.20	Amendment to Registration Rights Agreement, dated March 4, 2009, among China Valves Technology, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2009).

21	List of Subsidiary *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

* filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VALVES TECHNOLOGY, INC.

March 28, 2010	By :/s/ Siping Fang
(Date Signed)	Siping Fang, President

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

Signature	Capacity	Date

/s/ Siping Fang	President, Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2010
Siping Fang

/s/ Ichi Shih	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2010
Ichi Shih

/s/ Peter Li	Director	March 28, 2010
Peter Li

/s/ William Haus	Director	March 28, 2010
William Haus

/s/ Zengbiao Yu	Director	March 28, 2010
Zengbiao Yu

/s/ Binjie Fang	Chief Operating Officer and Director	March 28, 2010
Binjie Fang

Exhibit No.	Description

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

3.4

Certificate to Accompany Restated Articles or Amended and Restated Articles of China Valves Technology, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30, 2009.

4.1	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 31, 2009).

4.2	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009).

10.1	Form of Securities Purchase Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.2	Form of Registration Rights Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).

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

10.14

Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 27, 2009)

10.15

Amendment Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 31, 2009.)

10.16	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.17	Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.18	English Translation of Employment Agreement with Ichi Shih dated June 30, 2009 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on July 1, 2009).

10.19	Asset Purchase Agreement, dated as of February 15, 2009, by and between Taizhou Taide Valve Co., Ltd. and Taizhou Wote Valve Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April, 21, 2009).

10.20	Amendment to Registration Rights Agreement, dated March 4, 2009, among China Valves Technology, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2009).

21	List of Subsidiary *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. *

* filed herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Valves Technology, Inc and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Valves Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. China Valves Technology, Inc. and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Valves Technology, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 26, 2010

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,
	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$14,485,408	$16,427,883
Restricted cash	1,047,389	3,191,237
Notes receivable	414,193	880,200
Accounts receivable, net of allowance for doubtful accounts of $908,338 and $1,163,457 as of December 31, 2009 and 2008, respectively	32,341,042	26,119,447
Other receivables	4,481,610	4,841,691
Inventories, net	9,246,801	11,244,442
Advances on inventory purchases	1,321,914	1,108,512
Advance on inventory purchases - related party	385,066	1,367,446
Prepaid expenses	246,046	52,921
Rental prepayment - short-term	307,630	-
Total current assets	64,277,099	65,233,779
PLANT AND EQUIPMENT, net	28,468,866	16,184,894
OTHER ASSETS:
Accounts receivable - retainage, long term	1,523,395	2,541,418
Deposits for acquisition	13,215,650	-
Advances on equipment purchases	654,931	2,001,733
Rental prepayment - long-term	307,630	-
Long-term receivable	440,100	382,552
Goodwill	20,811,767	20,811,767
Intangibles, net	9,639,180	823,331
Other investments, at lower of cost or market	764,515	764,515
Total other assets	47,357,168	27,325,316
Total assets	$140,103,133	$108,743,989
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$6,953,499	$6,630,574
Short-term loans	5,048,246	7,839,960
Short-term loans - related parties	184,517	596,791
Other payables	2,662,930	4,453,881
Other payables - related party	1,707,353	1,975,462
Notes payable	733,500	2,934,000
Accrued liabilities	2,033,626	2,382,138
Customer deposits	3,325,906	3,129,708
Taxes payable	2,293,346	1,227,338
Total current liabilities	24,942,923	31,169,852
WARRANT LIABILITIES	1,730,837	924,291
Total liabilities	26,673,760	32,094,143
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 31,727,212 shares and 31,192,552 shares issued and outstanding as of December 31, 2009 and 2008, respectively	31,726	31,192
Additional paid-in-capital	70,534,943	66,935,968
Common stock subscription receivable	-	(9,834,000)
Statutory reserves	5,534,575	2,958,659
Retained earnings	31,176,227	10,399,050
Accumulated other comprehensive income	6,151,902	6,158,977
Total shareholders' equity	113,429,373	76,649,846
Total liabilities and shareholders' equity	$140,103,133	$108,743,989

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
REVENUE	$95,370,012	$66,555,056
COST OF GOODS SOLD	48,527,336	40,082,152
GROSS PROFIT	46,842,676	26,472,904

EXPENSES:
Selling expense	6,317,766	4,929,728
General and administrative	7,312,439	6,335,261
Research and development	126,750	217,698
Non-cash stock compensation expense	47,057	14,998,974
Total Operating Expenses	13,804,012	26,481,661

INCOME (LOSS) FROM OPERATIONS	33,038,664	(8,757)

OTHER (INCOME) EXPENSE :
Other income, net	(510,692)	(537,767)
Interest and finance expense, net	128,518	486,946
Change in fair value of derivative instruments	1,508,997	(100,479)
Total Other Expense (Income) , net	1,126,823	(151,300)

INCOME BEFORE PROVISION FOR INCOME TAXES	31,911,841	142,543

PROVISION FOR INCOME TAXES	8,558,748	4,379,388

NET INCOME (LOSS)	23,353,093	(4,236,845)

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(7,075)	2,985,232

COMPREHENSIVE INCOME (LOSS)	$23,346,018	$(1,251,613)

BASIC EARNINGS (LOSS) PER SHARE:
Weighted average number of shares	30,771,356	22,987,213
Basic earnings (loss) per share	$0.76	$(0.18)

DILUTED EARNINGS (LOSS) PER SHARE:
Weighted average number of shares	30,946,392	22,987,213
Diluted earnings (loss) per share	$0.75	$(0.18)

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	20,053,250	$20,053	$16,385,083	$-	$1,749,601	$15,844,953	$3,173,745	$37,173,435
Shareholder contribution			1,317,095					1,317,095
Common stock issuance for cash at $1.788	8,389,302	8,389	25,720,661					25,729,050
Common stock issuance for real estate acquisition at $1.788	2,750,000	2,750	9,831,250	(9,834,000)				-
Stock compensation expense related to Make Good Escrow Agreement			14,998,974					14,998,974
Shareholder contribution returned			(1,317,095)					(1,317,095)
Net loss						(4,236,845)		(4,236,845)
Adjustment to statutory reserve					1,209,058	(1,209,058)		-
Foreign currency translation adjustment							2,985,232	2,985,232
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,326	201	755,811					756,012
Release of shares in escrow related to common stock issued for real estate acquisition				9,834,000				9,834,000
Stock based compensation			47,057					47,057
Common stock issuance for cash at $9.00	333,334	333	2,796,107					2,796,440
Net income						23,353,093		23,353,093
Adjustment to statutory reserve					2,575,916	(2,575,916)		-
Foreign currency translation adjustment							(7,075)	(7,075)
BALANCE, December 31, 2009	31,727,212	$31,726	$70,534,943	$-	$5,534,575	$31,176,227	$6,151,902	$113,429,373

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,353,093	$(4,236,845)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation	1,694,675	933,714
Amortization	261,050	68,506
Bad debt provision	(254,963)	819,711
Loss on disposal of fixed assets	87,876	26,559
Gain from acquisition	(252,183)	-
Debt forgiven as government grant	-	(264,060)
Stock compensation cost	47,057	14,998,974
Change in fair value of warrant liabilities	1,508,997	(100,479)
Inventory allowance	432,707
Change in operating assets and liabilities:
Restricted cash due to export covenant	(113,814)	(53,193)
Notes receivable	465,721	(864,900)
Accounts receivable	(5,040,954)	(10,741,517)
Other receivables	455,396	(256,434)
Inventories	1,563,708	32,045
Advance on inventory purchases	(213,271)	(606,957)
Advance on inventory purchases-related party	981,778	(1,343,676)
Prepaid expenses	(185,647)	493,732
Long term receivable	(57,513)	-
Accounts payable-trade	322,728	(269,003)
Other payables	(1,552,141)	(287,629)
Accrued liabilities	317,514	516,849
Customer deposits	196,078	120,439
Taxes payables	1,065,354	86,752
Net cash provided by (used in) operating activities	25,083,246	(927,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(1,524,071)	(419,492)
Advance on equipment purchases	(654,530)	(1,654,128)
Purchases of plant and equipment	(9,738,815)	(9,074,257)
Proceeds from sale of equipment	11,729	65,575
Advance on lease	(614,882)	-
Investment deposit	(13,209,395)	-
Net cash used in investing activities	(25,729,964)	(11,082,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	57,162	(105,616)
Restricted cash due to notes payable	2,199,183	(2,934,000)
Other payables-related party	(471,648)	(976,466)
Proceed from notes payable	-	2,883,000
Repayment of notes payable	(2,199,150)	-
Proceeds from short term debt	3,232,751	5,753,375
Proceeds from short term loans-related parties	-	457,436
Repayments of short term loan	(6,982,848)	(5,751,304)
Repayments of short term loans-related parties	(161,782)	(576,721)
Proceeds from private placement financing	2,850,000	26,688,246
Net cash (used in) provided by financing activities	(1,476,332)	25,437,950
EFFECTS OF EXCHANGE RATE CHANGES ON CASH	180,575	226,385
(DECREASE) INCREASE IN CASH	(1,942,475)	13,654,621
CASH and CASH EQUIVALENTS, beginning	16,427,883	2,773,262
CASH and CASH EQUIVALENTS, ending	$14,485,408	$16,427,883
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$302,058	$571,139
Cash paid for income taxes	$8,020,771	$4,001,458
Additional Non-cash investing and financing activities
Cashless exercise of warrants	$756,012	$-
Common stock issued for real estate acquisition	$9,834,000	$-
Long-term prepayment transferred to construction-in-progress	$2,001,733	$347,605

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

 CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Organization

China Valves Technology, Inc., (the “Company”), is incorporated in Nevada in August 1997. Through its direct and indirect subsidiaries, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). The Company’s operations are headquartered in Kaifeng and Zhengzhou, Henan Province, PRC.

RESTRUCTURING PLAN

Initially, the Company held 100% direct ownership in Chinas Valves Samoa. China Valves Samoa was incorporated on June 6, 2007 in Samoa and its principal activity was its investment in all of the outstanding capital stock of China Valve Holding Limited, a corporation incorporated under the laws of Hong Kong (“China Valves Hong Kong”). China Valve Hong Kong, in turn, was the owner of all of the outstanding equity interests in Henan Tonghai Valves Technology Co., Ltd., (“Henan Tonghai Valve”), a corporation incorporated under the laws of the PRC which in turn owned all of the outstanding equity interests in three entities namely, Henan Kaifeng High Pressure Valve Co., Ltd., (“High Pressure Valve”) and Zhengzhou City Zhengdie Valves Co., Ltd., (“Zhengdie Valve”), and Taizhou Taide Valves Co. Ltd., all corporations incorporated under the laws of the PRC.

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

Under the restructuring plan, on April 10, 2008, Mr. Sipang Fang, the Company’s Chief Executive Officer and President, sold 12,150,000 shares of the Company’s common stock beneficially owned by him to Mr. Li for HK$10,000 (approximately $1,281). In connection with his acquisition of the Shares, Mr. Li issued to Mr. Fang a HK$10,000 note. The note, which does not bear interest, is due sixty days after a written demand for payment is made by Mr. Fang to Mr. Li, provided that such demand is made on or after October 15, 2008. The sale represented a change of control of the Company and the Shares acquired by Mr. Li represented approximately 60.75% of the then issued and outstanding capital stock of the Company calculated on a fully-diluted basis. Prior to the acquisition, Mr. Li was not affiliated with the Company. However following the acquisition, Mr. Li is deemed an affiliate of the Company as a result of his stock ownership interest in the Company. In connection therewith, Mr. Fang and Mr. Li entered into an Earn-In Agreement (the “Earn-In Agreement”) pursuant to which Mr. Fang obtained the right and option to re-acquire the shares of the Company from Mr. Li, subject to the satisfaction of four conditions as set forth in the Earn-In Agreement, as follows: (1) 6,075,000 shares, upon the later occurrence of either (i) the date that is six months after April 10, 2008 or (ii) the date upon which Mr. Fang and Henan Tonghai Valve enter into a binding employment agreement for a term of not less than five years for Mr. Fang to serve as Henan Tonghai Valve’s chief executive officer and chairman of its board of directors; (2) 2,025,000 shares upon the declaration of effectiveness of a registration statement filed by the Company under the Securities Act of 1933, as amended; (3) 2,025,000 shares when the Operating Subsidiaries achieve after-tax net income of not less than $3,000,000, as determined under United States Generally Accepted Accounting Principles (“GAAP”) consistently applied for six months ended June 30, 2008; and (4) 2,025,000 of the Shares when the Operating Subsidiaries achieve not less than $7,232,500 in pre tax profits, as determined under GAAP, for the fiscal year ended December 31, 2008. All conditions have been met. The shares under the Earn-In Agreement are also the subject of a Make-Good Escrow Agreement in connection with the Company’s August 26, 2008 private placement (see Note 14).

In accordance with the restructuring plan, Mr. Li established China Fluid Equipment Holdings Limited (“China Fluid Equipment”) on April 18, 2008, to serve as the 100% owner of a new PRC subsidiary, Henan Tonghai Fluid Equipment Co., Ltd. (“Henan Tonghai”). On June 30, 2008, Henan Tonghai acquired the Operating Subsidiaries from Mr. Fang and the other original owners. The acquisitions were consummated under the laws of the PRC. The former Hong Kong holding company, China Valves Hong Kong and its subsidiary Henan Tonghai Valves, which no longer hold any assets, are now dormant. On July 31, 2008, the Company and Mr. Li completed the restructuring plan when Mr. Li transferred all of the capital stock of China Fluid Equipment to the Company pursuant to an Instrument of Transfer for a nominal consideration of HK$10,000. As a result of these transactions, the Operating Subsidiaries are again the Company’s indirect wholly-owned subsidiaries. During the time that the operating subsidiaries were held by the original owners as part of the restructuring plan, Siping Fang made an additional capital contribution of $1,317,095 to Zhengdie Valves which, subsequent to the reacquisition of the subsidiaries, is to be returned to him (see Note 13).

As part of these restructuring transactions, no significant amounts were paid to or received from Mr. Fang or Mr. Li. Mr. Li was not at risk during these transactions and no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this restructuring, Mr. Fang continued to serve as Chairman and Chief Executive of the Company and, together with other management of the Company, continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company continued to consolidate the Operating Subsidiaries during the restructuring. The acquisition by the Company on July 31, 2008 of the new holding company for the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable Mr. Fang to regain ownership of the Company’s shares originally transferred by him to Mr. Li as part of the restructuring arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company. (See Note 14).

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Organization (continued)

NEW ACQUISITIONS

On November 17, 2008, the Company’s subsidiary, China Fluid Equipment established a new holding company, Tai Zhou Tai De Valve Co., Ltd. for the purpose of acquiring 100% tangible assets of Taizhou Wote Valve Co., Ltd. On April 17, 2009, Taizhou Tai De Valve Co., Ltd. completed the acquisition of Taizhou Wote Valve Co., Ltd for a total cash consideration of $3 million pursuant to an Asset Purchase Agreement. As result of the acquisition, Taizhou Tai De Valve Co., Ltd became an operating company.

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

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. The Renminbi of the People’s Republic of China (RMB) has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the years. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

PRINCIPLES OF CONSOLIDATION

China Valves Technology Inc. is a holding company which conducts its business through its operating subsidiaries. The consolidated financial statements include the accounts of the Company and the Company’s wholly indirectly owned subsidiaries.. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the Consolidated Financial Statements from the effective date of acquisition.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, the realizability of deferred tax assets and inventories; the recoverability of goodwill, intangible asset, land use right, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in accordance with generally accepted accounting principles regarding revenue recognition. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of delivery for domestic sales when risk of loss and title passes to the customer. For international sales, the revenue recognition criteria are generally satisfied under Free on Board (“FOB”) terms, in which the Company’s responsibility ends once the goods clear the port of shipment.

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

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 18 months, to guarantee product quality. Historically, the Company has experienced insignificant warranty claims resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

The Company also provides services to some of its sales agents and distributors. The Company recognizes revenue on these services once a contract is signed and the services have been rendered.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 386,929 and $289,805 for the year ended December 31, 2009, and 2008, respectively.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

ADVERTISING

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $36,834 and $49,918 for the years ended December 31, 2009 and 2008, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries is the Chinese Renminbi (RMB).

For those entities whose currency is other than the US dollar, all assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date; shareholders’ equity is translated at historical rates and items in the statements of operations and of cash flows are translated at the average rate for the period. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported in the statement of cash flows will not necessarily agree with changes in the corresponding balances in the balance sheet. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at December 31, 2009 and 2008 were translated at 6.82 RMB and 6.82 RMB to $1.00, respectively. The average translation rates applied to the statements of operations and of cash flows for the years ended December 31, 2009 and 2008 were 6.82 RMB and 6.94 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use right. Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management believes that five years is the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 -50 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill at each December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the year ended December 31, 2009.

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment, each reporting period. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of December 31, 2009, the Company determined no impairment charges were necessary.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

INVENTORIES

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. The Company reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.

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

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash held in escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see note 14. Restricted cash amounted to $1,047,389 and $3,191,237 as of December 31, 2009 and 2008, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2009 and December 31, 2008, the Company’s cash and restricted cash balances, totaling $14,505,745and $11,984,233 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers, including a related party, represented approximately 17% and 21% of the Company’s total purchases for the years ended December 31, 2009 and 2008, respectively. Five major customers represented approximately 11% and 13% of the Company’s total sales for the years ended December 31, 2009 and 2008.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 14.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Other investments	$764,515			$764,515
Warrant liabilities	$1,730,837			$1,730,837

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:

Warrant liabilities
Balance, December 31, 2008
$924,291
Exercised Warrants reclassified to APIC	(756,012)
Current period fair value change of exercised warrants	229,673
Warrant issuance	53,560
Current period fair value change	1,279,325
Balance, December 31, 2009	$1,730,837
Other
Investments
Balance, December 31, 2008	$764,515
Current period investment	-
Distribution of previous year dividend	-
Current period investment gain	-
Foreign currency exchange loss	-
Balance, December 31, 2009	$764,515

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $764,515 and $764,515 as of December 31, 2009 and 2008, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of December 31, 2009, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2009 and 2008, customer deposits amounted to $3,325,906 and $3,129,708, respectively.

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

On April 17, 2009, a subsidiary of the Company acquired 100% of the tangible assets of Taizhou Wote Valve Co., Ltd. for a total cash consideration of $3 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included inventories of $1.0 million, buildings of $1.4 million, equipments of $0.4 million, and land use rights of $0.4 million. The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $252,000 in other income in the current period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this guidance, fair values for these assets and liabilities were only disclosed annually. This guidance applies to all financial instruments and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity” and clarifies the determination of whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This accounting standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This accounting standard did not have an impact on the Company’s financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

In June 2009,FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This accounting standard will be effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company does not expect this accounting standard to have an impact on the Company’s financial statements.

In August 2009, FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In November 2009, FASB issued an ASU regarding accounting for stock dividends, including distributions to shareholders with components of stock and cash. This ASU clarifies that the stock portion of a distribution to shareholders that contains components of cash and stock and allows shareholders to select their preferred form of the distribution (with a limit on the amount of cash that will be distributed in total) should be considered a stock dividend and included in EPS calculations as a share issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 – Summary of significant accounting policies (continued)

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, SiPing Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the year ended December 31, 2009.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified service revenue in the amount of $607,441, from sales agents from other income, net to revenue in the statement of operations and other comprehensive income (loss) for the years ended December 31, 2009 and 2008.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 –Plant and equipment, net Plant and equipment consist of the following:

	December 31, 2009	December 31, 2008

Buildings and improvements*	$14,219,087	$3,291,978
Machinery and equipment	19,932,240	13,569,698
Motor vehicles	2,125,653	1,638,036
Office equipment	782,764	465,922
Construction in progress	1,299,471	5,600,335
Total	38,359,215	24,565,969
Less: Accumulated depreciation	(9,890,349)	(8,381,075)
Plant and equipment, net	$28,468,866	$16,184,894

*Buildings transferred from the Casting Company under escrow agreement amount to $2,270,212 for the year-ended December 31, 2009. See Note 13 and 14 for details.

The Company’s subsidiary, High Pressure Valve, has completed its new production plant construction in the third quarter of 2009 and has no major capital commitment as of December 31, 2009. Depreciation expense was $1,694,675 and $933,714 for the years ended December 31, 2009 and 2008, respectively. Capitalized interest amounted to $ 147,537 and $84,974 for the years ended December 31, 2009 and 2008, respectively.

Note 4 – Goodwill

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. As of December 31, 2009 and 2008, the carrying value of goodwill amounted to $20,811,767 and $20,811,767, respectively.

Note 5 - Intangible assets, net

Intangible assets consist of the following:
	December 31, 2009	December 31, 2008
Patents	$62,256	$191,088
Software	1,598,280	723,038
Land use rights*	8,330,649	-
Total	9,991,185	914,126
Less: Accumulated amortization	(352,005)	(90,795)
Intangibles, net	$9,639,180	$823,331

* Land use rights consist of land use rights, totaled $766,861, acquired as part of the acquisition of Taide Wote Valve and land use rights, total $7,563,788, transferred from the Casting Company under escrow agreement by issuing 2,750,000 shares of common stock. See Note 13 and 14 for details.

The gross amount of the intangible assets amounted to $9,991,185 and $914,126 as of December 31, 2009 and 2008, respectively. The remaining weighted average amortization period is 40.63 years.

Amortization expense was $261,050 and $68,506 for the years ended December 31, 2009 and 2008, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years	Estimated Amortization Expense	Net carrying Amount
	(in thousands)	(in thousands)
2010	$349,990	$9,289,190
2011	349,990	8,939,200
2012	349,990	8,589,210
2013	349,990	8,239,220
2014	349,990	7,889,230
Thereafter	7,889,230	-
Total	9,639,180

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
	-

Note 6 – Inventories, net
	December 31, 2009	December 31, 2008
Raw materials	$2,497,225	$2,451,477
Work-in-progress	1,398,973	1,853,317
Finished goods	5,783,576	6,939,648
Total	9,679,774	11,244,442
Less: Inventory Allowance	(432,973)	-
	$9,246,801	$11,244,442

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold. As of December 31, 2009, management determined the obsolescence in raw materials; therefore, $432,973 had been reserved as inventory allowance.

Note 7 – Accounts receivable

Accounts receivable consists of the following:
	December 31, 2009	December 31, 2008
Total accounts receivable	$34,772,775	$29,824,322
Allowance for bad debts	(908,338)	(1,163,457)
Accounts receivable, net	33,864,437	28,660,865
Accounts receivable – non-current retainage	(1,523,395)	(2,541,418)
Accounts receivable – current	$32,341,042	$26,119,447

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products. As of December 31, 2009 and, 2008, retainage held by customers included in the Company’s accounts receivable is as follows:

	December 31, 2009	December 31, 2008
Retainage
Current	$2,409,971	$1,194,025
Non-current	1,523,395	2,541,418
Total retainage	$3,933,366	$3,735,443
The following represents the changes in the allowance for doubtful accounts:
	December 31, 2009	December 31,2008
Balance, beginning of the period	$1,163,457	$274,167
Additions to the reserve	-	819,711
Recovery of amounts previously reserved	(254,963)	-
Foreign currency translation adjustment	(156)	69,579
Balance, end of the period	$908,338	$1,163,457

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 – Deposits for acquisition

As described in Note 17, deposits for acquisitions consist of acquisition of the following companies as of December 31, 2009:

		Acquisition
	Deposit Amount	Completion Date
Yangzhou Rock Valve Lock Technology., Ltd	$7,261,650	January 13, 2010
Able Delight (Changsha) Valve Co., Ltd	3,020,000	February 3, 2010
Shanghai Pudong Hanwei Valve Co., Ltd*	2,934,000	In Process
Total deposit for acquisitions	$13,215,650

*The deposit to Shanghai Pudong Hanwei Valve Co., Ltd is refundable in the event the acquisition is not successful and that the Company did not violate any patent technology confidentiality.

Note 9 – Loans

SHORT TERM LOANS:	December 31, 2009	December 31, 2008

Short term loans from Commercial Bank of Zhengzhou City Due May 2009, annual interest at 11.21% guaranteed by Zhengzhou Huazhong Capital Construction Co., Ltd	$-	$1,863,090
Zhengzhou Shangjie Credit Union Due July 2009, annual interest at 10.13% guaranteed by Zhengzhou Huazhong Capital Construction Co., Ltd.	-	1,173,600
Citic bank, Zhengzhou branch Due August 2010 ~~.~~and 2009 annual interest at 5.841%, guaranteed by Kaifeng Cast Iron Co., Ltd	2,934,000	2,934,000
Unrelated third parties, non-secured, ranging from non-interest Bearing to annual interest at 10.00%, due on demand	1,302,995	1,058,061
Local Bureau of Finance, Kaifeng City. No expiration date, non-interest bearing and unsecured	547,191	547,191
Local Bureau of Finance, Kaifeng City No expiration date, unsecured, annual interest at 2.55% per annum	264,060	264,018
Total short term loans	$5,048,246	$7,839,960

Total interest expense incurred excluding capitalized interest for the years ended December 31, 2009 and 2008 amounted to $138,562 and $446,075, respectively. Capitalized interest amounted to $147, 537 and $84,974 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there are no restrictive covenants related to the loans stated above.

Note 10 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Fluid Equipment Holdings Limited is incorporated in Hong Kong. China Fluid Equipment Holdings limited did not earn any income that was derived in Hong Kong for the years ended December 31,2009 and 2008 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 - Taxes (continued)

PRC

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

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the years ended,
	December 31
	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	1.8	-
China income taxes	25.0	25.0
China income tax exemption	-	-
Total provision for income taxes	26.8%	25.0%

(1) The 1.8% represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the year ended December 31, 2009.

In 2008, the Company incurred a non-cash charge for stock compensation expense of $14,998,974, which is not deductible for tax purposes. After adjusting for this item, the Company’s effective tax for 2008 was 28.9%, which exceeds the China income tax rate of 25% because of certain other non-deductible expenses.

The Company has cumulative undistributed earnings of foreign subsidiaries of $54,976,397 as of December 31, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $14,902,035 and $5,870,603 for the year ended December 31, 2009 and $5,171,585 and $5,005,003 for the year ended December 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2009	December 31, 2009
VAT	$732,106	$167,500
Income tax	1,507,849	924,291
Other taxes	53,391	135,547
Total taxes payable	$2,293,346	$1,227,338

Note 11 – Statutory reserves

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $14.5 million and $15.9 million as of December 31, 2009 and 2008, respectively.

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

Note 12 - Commitments and contingencies

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. For the year-ended December 31, 2009 ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which will be used as rental payments for the future two years.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payment of $29,076.

Total lease expense, including amounts included cost of revenue, for the years ended December 31, 2009 and 2008 was $350,336 and $670,509, respectively.

The future minimum lease payments at December 31, 2009, are as follows:

Amount
Year ending December 31, 2010	$372,143
Year ending December 31, 2011	372,143
Year ending December 31, 2012	372,143
Year ending December 31, 2013	29,076
Thereafter	21,807

Note 13 – Related party transactions

The Company had the following significant related party transactions as of December 31, 2009 and 2008:

The Company received advances from Mr. Siping, Fang, Chief Executive Officer, for cash flow purposes. As of December 31, 2009 and 2008, the outstanding amount due to Mr. Fang was $1,707,353 and $658,367, respectively. The advances are unsecured, interest-free and have no fixed terms of repayment, but are expected to be repaid in cash upon demand. In 2008, during the reorganization of the ownership of the Operating Subsidiaries (see Note 1 – Restructuring Plan), Siping Fang contributed $1,317,095 to Zhengdie Valve to enable them to meet their approved PRC registered capital requirements. Following the re-acquisition of the legal ownership of the Operating Subsidiaries and the subsequent consummation of the Securities Purchase Agreement related to the private placement of the common stock, this contribution was returned to Mr. Fang as of December 31, 2009.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 13 – Related party transactions (continued)

The Company borrowed money from certain employees for cash flow purposes. The loans bear interest at 10% per annum due on demand. Loans from employees amounted to $184,517 and $596,791 as of December 31, 2009, and 2008, respectively.

As discussed in Note 14, on August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company (the “Casting Company”) entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. Mr. Bin Fang is not related to either Mr. Siping Fang, our Chief Executive Officer and Chairman or Mr. Binjie Fang, our Chief Operating Officer and a director. Under the Real Estate Transfer Agreement, the Company purchased from the Casting Company the land use rights and factory facilities that it currently leases. The Company placed 2,750,000 shares of common stock in escrow, to be released to Mr. Bin Fang when the Real Estate Transfer is completed, in consideration for his agreement to have the Casting Company transfer the land use rights and facilities to the Company. Because the transfer of the land use rights and facilities requires governmental approval in the PRC, which it was expected could take up to ten months to obtain, the Company entered into a new lease agreement with the Casting Company, effective August 26, 2008 until High-Pressure Valve acquires title of the Real Estate from the Casting Company in accordance with the Real Estate Transfer agreement. The Real Estate Transfer Agreement was negotiated contemporaneously with the Securities Purchase Agreement described above and was a condition precedent to the consummation of the transactions contemplated by the Securities Purchase Agreement. Accordingly, the 2,750,000 shares of common stock issued under the Real Estate Transfer Agreement were valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement described above. The market price of the Company’s common stock on August 26, 2008 was $10.00 per share. However, the Company’s common stock was thinly traded and the Company believes that the cash price paid on that date by the accredited investors for their shares is a better indicator of the fair value of the shares issued under the Real Estate Transfer Agreement.

The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company has also released the 2,750,000 shares of the Company’s common stock from escrow to Mr. Bin Fang. The release of escrow shares to Bin Fang had no impact on the consolidated financial statements. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the year-ended December 31, 2009, total rental income from the Casting Company amount to $300,391.

As a result of the Company’s issuance of common shares to the Casting Company’s shareholder, Mr. Bin Fang, the Casting Company became a related party. On August 26, 2008, High Pressure Valve and the Casting Company, which is the Company’s largest supplier, entered into a Manufacturing and Supply Agreement pursuant to which the Casting Company agreed to provide High Pressure Valve with molds, casts, dies and other supplies and equipment for use in the manufacture of High Pressure Valve’s products. The Casting Company also agreed to use its production capacity to fulfill High Pressure Valve’s orders before it may take any orders from third parties. The term of the agreement is five years. The agreement does not require High Pressure Valve to purchase any minimum volume or value of products. Prices will be determined at the time orders are submitted to the Casting Company, based on prevailing market prices. As of December 31, 2009 and 2008, advances on inventory purchases to the Casting Company amounted to $385,066 and $1,367,446, respectively.

Note 14 – Shareholders' equity

2008 PRIVATE PLACEMENT FINANCING

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
December 31, 2009

Note 14 – Shareholders' equity (continued)

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

In conjunction with the private placement, the Company entered into a holdback escrow agreement (the “Holdback Escrow Agreement”) with the Investors and Escrow, LLC, as escrow agent pursuant to which the Company agreed that an aggregate of $3,150,000 of the Purchase Price (the “Holdback Amount”) would be deposited on the Closing Date with the Escrow Agent and be distributed upon the satisfaction of certain covenants set forth in the Securities Purchase Agreement. As of December 31, 2009 and 2008, $44,503 and $128,130 is left in the escrow account related to investor relations expenses to be incurred by the Company, respectively.

In connection with the Securities Purchase Agreement, on August 26, 2008, the Company also entered into a make good escrow agreement (the “Make Good Escrow Agreement”) with Bin Li (the “Pledgor”), the Investors, Brean Murray, Carret & Co., LLC and the Escrow Agent, pursuant to which the Pledgor agreed to certain “make good” provisions in the event that the Company does not meet certain income thresholds for fiscal years 2008, 2009 and/or 2010. Pursuant to the Make Good Escrow Agreement, the Pledgor placed in escrow 12,583,032 shares of the Company’s common stock held by him, to be held for the benefit of the Investors. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang, described in Note 1, and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the Investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. In the second quarter of 2009, the Company entered into an amended make good escrow agreement (the “Amendment Number 1 to the Make Good Escrow Agreement”), in which the new agreement revised the specified earnings target for calendar 2009 and 2010. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the new target, under the amended agreement, is net income of $21, 000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the new target, under the amended agreement, is net income of $34, 000,000 and fully diluted earnings per share of $1.082. In the event that shares are required to be released from escrow to the Investors, such shares will be recorded as a contribution to capital and a simultaneous issuance of common shares to the Investors. The return to Bin Li of any of the shares placed in escrow by him on behalf of Siping Fang is was originally considered to be a separate compensatory arrangement for the year-ended December 31, 2008. The Company’s net income prior to any compensation charge related to release of the shares from escrow was $10,762,129 which met the earnings target for 2008 of net income of $10,500,000. Accordingly, the Company recorded non-cash compensation of $14,998,974 in the fourth quarter of 2008 related to the release from escrow to Bin Li of 4,194,344 shares. However, in January 2010, FASB issued ASU 2010-05, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Due to the Company’s CEO, SiPing Fang’s, escrowed shares were placed in escrow at the request of the investors and without regard to continued employment, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target would not be considered as compensation expense. Hence, the Company did not record the release of the escrow shares as compensation expense for the year ended December 31, 2009.

The Company achieved its net income thresholds of $10.5 million and $21.0 million for 2008 and 2009, respectively. On March 19, 2009, upon filing the annual report of 2008, 4,194,344 shares were released to Bin Li, pursuant to fulfilling the stipulations of the agreement for 2008. Mr. Li remains an affiliate of the Company as a result of his stock ownership interest in the Company. Upon filing of the 2009 annual report, another 4,194,344 is expected to be release to Mr. Li.

2009 REGISTERED DIRECT OFFERING

On December 27, 2009, China Valves entered into a securities purchase agreement to sell a total of 333,334 shares of common stock , par value $0.001 per share, for an aggregate purchase price of $3,000,006 (gross purchase price). The share price is at $9.00 per share. The purchaser also received 50,000 shares of warrant shares at an exercise price of $9.00 (exercisable for 30 days beginning on the date of initial issuance of the Warrant).

WARRANTS

On December 12, 2007, the Company issued 50,000 warrants to CCG investors Relation Partners LLC for one year of services to be provided. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 75%; risk free interest rate 3.12%; dividend yield of 0% and expected term of 3 years. The warrants were initially valued at $65,574, all of which was expensed in 2008. At December 31, 2009 and 2008, these warrants were valued at $234,879 and $47,068, respectively. The Company recorded a loss of $187,811 for the year-ended December 31, 2009 and a gain of $18,506 for the year ended December 31, 2008, related to these warrants. These losses and gains were recorded in the Company’s income statement.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Shareholders' equity (continued)

At the closing of the 2008 private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 587,249 shares of common stock. The warrants have a strike price equal to $4.29 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock price of $3.576 on the date the warrants were issued. The warrants were valued at $959,196 when they were issued on August 26, 2008. As of December 31, 2008, these warrants were valued at $877,223 and the Company recorded a gain of $81,973 in the income statement.

On February 18, 2009, the placement agent, Brean Murray, Carret & Co., LLC performed a cashless exercise of 352,349 warrant shares; which were converted to 201,326 shares of common stock. The Company valued the conversion on exercise date, and recorded $229,673 loss from changes in fair value of derivative. A total of $756,012 of carrying value and derivative liability had been reclassified into equity. As of December 31, 2009, the estimated fair value of the remaining placement agent warrants was $1,439,474. The Company recorded a loss of $1,088,581, related to these warrants. These losses were recorded in the Company’s income statement.

At the closing of the 2009 securities purchase, the Company issued short-term 30-day common stock purchase warrants to acquire 50,000 shares of common stock. The warrants have a strike price equal to $9.00 and a term of 30 days. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility 96%; risk free interest rate 0.030%; dividend yield of 0% and expected term of one month. The value of the warrants was based on the Company’s common stock price of $9.140 on the date the warrants were issued. The warrants were valued at $53,560 when they were issued on December 28, 2009. As of December 31, 2009, the estimated fair value of these warrants was $56,484 and a loss of $2,924 was recorded in the Company’s income statement.

As of December 31, 2009 and 2008, warrant liabilities amount to $1,730,837 and $924,291, respectively. The Company recorded a total loss of $1,508,997 and a total gain of $100,479, in the Company’s statement of operations related to the change in fair value of warrants described above for the year ended December 31, 2009 and 2008, respectively.

Warrants issued and outstanding, all of which are exercisable at December 31, 2009,

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, January 1, 2008	50,000	$6.00	2.95
Granted	587,249	4.30	3.00
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2008	637,249	$4.42	2.60
Granted	50,000	9.00	0.08
Forfeited	-
Exercised	(352,349)	4.29
Balance, December 31, 2009	334,900	$5.26	1.15

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 – Shareholders' equity (continued)

STOCK COMPENSATION

On June 29, 2009, the Company granted one of its independent directors 5,000 shares of restricted common stock. The stock will vest on January 1, 2011. The Company valued the fair value of the stock grant at $22,500 based on the shares issued and the stock price of $4.50 on June 29, 2009. The $22,500 stock compensation will be amortized over a 2 year period. For the year ended December 31, 2009, $12,188 was amortized and recorded as compensation expense.

On June 29, 2009, the Company granted options to the Company’s independent directors to purchase a total of 50,000 shares of common stock. 27,500 options, expires 5 years from the date of grant, are exercisable at a price of $6.00 per share; and 22,500 options, expires 4.4 years from the date of grant, are exercisable at a price of $8.00 per share. On June 30, 2009, the Company granted options to the Company’s officer to purchase a total of 50,000 shares of common stock. This 50,000 options, expires 3.0 years from the date of grant, are exercisable at a price of $6.00. The $172,771 fair value of the 100,000 stock options will be expensed ratably over the service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $6.00 (for 27,500 stock options), $8.00 (for 22,500 stock options) and $6.00 (for 50,000 stock options), expected life of options of 2 years( for 27,500 stock options), 2 years( for 22,500 stock options) and 3 years ( for 50,000 stock options) expected volatility of 107%, expected dividend yield of 0%, and risk-free interest rate of 1.11%( for 27,500 stock options), 1.11%( for 22,500 stock options) and 1.64%( for 50,000 stock options). For the year ended December 31, 2009, $34,869 was amortized and recorded as compensation expense.

The following is a summary of the stock options activity:

Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.56
Forfeited	-	-	-
Exercised
Balance, December 31, 2009	100,000	$6.56	$279,000

Following is a summary of the status of options outstanding at December 31, 2009:
Outstanding Options			Exercisable Options
		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	77,500	3.21	$6.00	9,167	4.49
$8.00	22,500	3.89	$8.00	7,500	3.89
Total	100,000			16,667

The aggregate intrinsic value of exercisable shares amounts to $39,000 as of December 31, 2009.

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 2-for-1 reverse stock split, which are effective on August 13, 2009.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31, 2009 and 2008:

Basic earnings (loss) per share	2009	2008

Net income (loss) attributable to holders of common shares	$23,353,093	$(4,236,845)

Basic weighted average number of common shares outstanding	30,771,356	22,987,213
Basic earnings per share	$0.76	$(0.18)

Diluted earnings (loss) per share	2009	2008

Net income (loss) attributable to holders of common shares	$23,353,093	$(4,236,845)

Basic weighted average number of common shares outstanding	30,771,356	22,987,213
Warrants	160,110	-
Stock compensation	14,926	-

Diluted weighted average number of common	30,946,392	22,987,213
Dilutive earnings per share shares outstanding	$0.75	$(0.18)

As described in Notes 13 and 14, on August 26, 2008, the Company issued 2,750,000 shares as consideration for the transfer to the Company of certain land use rights and property. The shares were placed in escrow, pending PRC governmental approval of the transfer for the year ended December 31, 2008. In accordance with the accounting standards, outstanding common shares that are contingently returnable (that is, subject to recall) are treated in the same manner as contingently issuable shares. Therefore, the 2,750,000 shares were excluded from diluted earnings per share for the year ended December 31, 2008.

The warrants issued in 2008 with an exercise price of $4.29 and 50,000 warrants issued in 2007 with an exercise price of $6.00 have been included in the diluted earnings per share calculation for the period ended December 31, 2009 based on approximately $8.38 per average outstanding share for the year ended December 31, 2009.

As described in Note 14, the Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June 29th and June 30th, 2009.The stock compensations are included in the diluted earnings per share for the period ended December 31, 2009 due to its dilutive nature.

As described in Note 14, the Company issued 50,000 warrants shares with exercise price of $9.00 to the investors in conjunction with the securities purchase agreement dated December 27, 2009. The shares are not included in the diluted earnings per share for the period ended December 31, 2009 due to its anti-dilutive nature.

Note 16 - Geographic and product lines

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Power Supply	$28,206	$16,263
Petrochemical and Oil	16,250	14,808
Water Supply	28,301	19,506
Metallurgy	6,173	6,460
Other	16,440	9,518
Total sales revenue	$95,370	$66,555

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 - Geographic and product lines (continued)

	Years ended December 31,
	2009	2008
	(in thousands)
China	$89,538	$62,683
International	5,832	3,872
Total sales revenue	$95,370	$66,555

Note 17 – Subsequent events

On January 13, 2010, Henan Tonghai Fluid Equipment Co., Ltd.,, a wholly-owned subsidiary of China Valves Technology, Inc. (the "Company"), completed the acquisition of 100% asset ownership of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock") for $7.26 million in cash, which was fully paid as of December 31, 2009.

On Feb 3, 2010, the Company’s subsidiary, China Fluid Equipment Holdings limited, has completed the $15.00 million acquisition of 100% asset ownership in Able Delight (Changsha) Valve Co., Ltd., ("Able Delight"), a leading valve manufacturing enterprise that specializes in manufacturing valves for the water supply and power supply industries. The Company had paid $3.02 million as investment deposit.

On Feb 11, 2010, the Company has signed a letter of intent to purchase 100% equity ownership in Shanghai Pudong Hanwei Valve Co., Ltd. ("Hanwei" Valve), Consideration for the acquisition is approximately $20.00 million. As of the 10K reporting date, the Company has not completed the acquisition. As of December 31, 2009, the Company had paid $2.93 million in investment deposit.

The Company also entered into a definitive securities purchase agreement dated December 30, 2009 with certain accredited investors. On January 7th, 2010, the Company sold 2,414,113 shares of its common stock at a price of $9.00 per share for gross proceeds of approximately $21.70 million. In addition, the Company at closing issued to the investors warrants to purchase 362,116 shares of common stock at a price of $9.00 per share, exercisable for 30 days beginning on the date of the initial issuance of warrants, which was January 6th, 2009. As of the date of this report,, 358,782 warrant shares, including 50,000 warrants in connection with securities purchase agreement dated December 27, 2009, have been exercised and 3,334 warrant shares have been forfeited.

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.