Form 10-Q
period 2010-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2010-05-14
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0891931
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 93 West Xinsong Road
Kaifeng City, Henan Province
People’s Republic of China	475002
(Address of principal executive offices)	(Zip Code)

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

Yes [  ]               No [  ]

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,642,876 shares of common stock, par value $0.001 per share, outstanding on May 11, 2010.

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,634,218	$14,485,408
Restricted cash	988,578	1,047,389
Notes receivable	900,738	414,193
Accounts receivable, net of allowance for doubtful accounts of $1,095,595 and $908,338 as of March 31, 2010 and December 31, 2009, respectively	41,631,106	32,341,042
Other receivables	4,550,855	4,481,610
Inventories, net	16,791,910	9,246,801
Purchase deposits and prepaid expense	1,184,950	1,567,960
Advances on inventory purchases - related party	-	385,066
Rental prepayment - short-term	523,036	307,630
Total current assets	76,205,391	64,277,099

PLANT AND EQUIPMENT, net	36,786,936	28,468,866

OTHER ASSETS:
Accounts receivable - retainage, long-term	1,270,025	1,523,395
Deposit for acquisition	21,308,909	13,215,650
Advances on equipment purchases	165,522	654,931
Rental prepayment - long-term	-	307,630
Long term receivable	440,100	440,100
Goodwill	20,811,767	20,811,767
Intangibles, net of accumulated amortization	18,126,526	9,639,180
Other investments, at lower of cost or market	764,515	764,515
Total other assets	62,887,364	47,357,168

Total assets	$175,879,691	$140,103,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$9,012,262	$6,953,499
Accounts payable - related party	692,348	-
Short term loans	4,688,831	5,048,246
Other payables	2,318,338	2,662,930
Other payables - related parties	1,647,120	1,891,870
Notes payable	293,400	733,500
Accrued liabilities	2,135,641	2,033,626
Customer deposits	3,999,559	3,325,906
Taxes payable	3,697,804	2,293,346
Total current liabilities	28,485,303	24,942,923

WARRANT LIABILITIES	2,467,791	1,730,837

Total liabilities	30,953,094	26,673,760

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 34,560,309 shares and 31,727,212 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	34,559	31,726
Additional paid-in-capital	95,379,330	70,534,943
Statutory reserves	6,387,948	5,534,575
Retained earnings	36,939,079	31,176,227
Accumulated other comprehensive income	6,185,681	6,151,902
Total shareholders' equity	144,926,597	113,429,373

Total liabilities and shareholders' equity	$175,879,691	$140,103,133

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three months ended
	March 31,
	2010	2009
SALES	$26,784,237	$17,313,881

COST OF GOODS SOLD	12,924,701	8,921,812

GROSS PROFIT	13,859,536	8,392,069

OPERATING EXPENSES:
Selling	1,434,077	1,114,937
General and administrative	3,019,113	2,561,608
Research and development	74,203	5,679
Total operating expenses	4,527,393	3,682,224

INCOME FROM OPERATIONS	9,332,143	4,709,845

OTHER EXPENSE (INCOME):
Other expense (income), net	34,789	(15,370)
Gain from acquisition	(1,016,198)	-
Interest and finance expense, net	34,786	71,449
Change in fair value of warrant liabilities	1,354,174	400,000
Total other expense, net	407,551	456,079

INCOME BEFORE PROVISION FOR INCOME TAXES	8,924,592	4,253,766

INCOME TAX EXPENSE	2,308,367	1,286,415

NET INCOME	6,616,225	2,967,351

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	33,779	(8,884)

COMPREHENSIVE INCOME	$6,650,004	$2,958,467

BASIC EARNINGS PER SHARE:
Weighted average number of shares	34,258,130	28,891,179
Earnings per share	0.19	0.10

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	34,505,529	28,891,179
Earnings per share	$0.19	$0.10

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,148	201	755,811					756,012
Release of shares in escrow related to common stock issued for real estate acquisition				9,834,000				9,834,000
Net income						2,967,351		2,967,351
Adjustment to statutory reserve					441,855	(441,855)		-
Foreign currency translation adjustment							(8,884)	(8,884)
BALANCE, March 31, 2009, unaudited	31,393,700	31,393	67,691,779	-	3,400,514	12,924,546	6,150,093	90,198,325
Cashless exercise of warrants	178
Stock based compensation			47,057					47,057
Common stock issuance for cash at $9.00	333,334	333	2,796,107					2,796,440
Net income						20,385,742		20,385,742
Adjustment to statutory reserve					2,134,061	(2,134,061)		-
Foreign currency translation adjustment							1,809	1,809
BALANCE, December 31, 2009	31,727,212	31,726	70,534,943	-	5,534,575	31,176,227	6,151,902	113,429,373
Exercised warrants	418,984	419	4,285,888					4,286,307
Stock based compensation			20,247					20,247
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252					20,540,666
Net income						6,616,225		6,616,225
Adjustment to statutory reserve					853,373	(853,373)		-
Foreign currency translation adjustment							33,779	33,779
BALANCE, March 31, 2010, unaudited	34,560,309	$34,559	$95,379,330	$-	$6,387,948	$36,939,079	$6,185,681	$144,926,597

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,616,225	$2,967,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	766,284	308,066
Amortization	139,008	23,234
Bad debt provision	187,193	795,771
Gain on acquisition	(1,016,198)	-
Gain on disposal of fixed assets	-	(46,514)
Stock compensation cost	20,247	-
Change in fair value of warrant liabilities	1,354,174	400,000
Change in operating assets and liabilities:
Notes receivable	(486,379)	392,376
Accounts receivable-trade	(6,917,138)	(2,699,929)
Restricted cash due to sales convenant	(2,301)	-
Other receivables	513,084	(156,704)
Inventories, net	(837,108)	660,672
Purchase deposits and prepaid expense	467,660	152,211
Advances on inventory purchases-related party	377,991	163,986
Accounts receivable - retainage	(2,303,668)	-
Accounts payable-trade	2,058,062	(215,690)
Accounts payable-trade - related party	699,055	-
Other payables	(344,475)	(360,868)
Other payables - related parties	(60,244)	(467,603)
Accrued liabilities	101,952	(197,383)
Customer deposits	673,422	543,499
Taxes payable	1,403,979	505,379
Net cash provided by operating activities	3,410,825	2,767,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on equipment purchases	-	(385,554)
Deposits paid for acquisitions	(11,980,000)	-
Purchases of equipment	(425,470)	(1,243,333)
Construction in progress	(201,960)	(1,801,017)
Investment deposit	(18,371,681)	-
Net cash used in investing activities	(30,979,111)	(3,429,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	61,113	(105,616)
Repayment of notes payable	(439,949)	(614,851)
Cash proceeds from public offering and warrants exercised	23,627,259	-
Proceeds from notes payable	-	732,550
Proceeds from short-term debt	-	171,826
Proceeds from short-term loans-related parties	-	268,447
Repayments of short-term loans-related parties	(99,666)	-
Repayments of short-term loan- banks and others	(444,081)	-
Net cash provided by financing activities	22,704,676	452,356

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	12,420	74,877

DECREASE IN CASH	(4,851,190)	(134,817)

CASH and CASH EQUIVALENTS, beginning	14,485,408	16,427,883

CASH and CASH EQUIVALENTS, ending	$9,634,218	$16,293,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$35,897	$276,737
Cash paid for income taxes	$1,835,916	$1,480,817

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 1 – Organization

China Valves Technology, Inc., (the “Company”), was incorporated in Nevada in August 1997. Through its direct and indirect subsidiaries, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). The Company’s operations are headquartered in Zhengzhou, Henan Province, PRC.

RECENT DEVELOPMENT

On January 13, 2010, Henan Tonghai Fluid Equipment Co, Ltd acquired 100% of the assets of Yangzhou Rock Valve Lock Technology Co. Ltd., or Yangzhou Rock for $7.3 million in cash. Yangzhou Rock became an operating subsidiary. See Note 16- business combinations for details.

On February 3, 2010, China Fluid Equipment Holdings Limited ("China Fluid"), entered into an asset purchase agreement with Able Delight Investment Limited to purchase all of the assets of Able Delight (Changsha) Valve Co., Ltd. ("Able Delight") for a cash price of $15.0 million. Able Delight (Changsha) Valve became an operating subsidiary. See Note 16- business combinations for details.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business

Able Delight(Changsha) Valve Co.	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co. Ltd.,	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	100% Directly	Holding Company

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of income and other comprehensive income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

The Renminbi (RMB) of the People’s Republic of China has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the periods. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

PRINCIPLES OF CONSOLIDATION

China Valves Technology Inc. is a holding company which conducts its business through its operating subsidiaries. The consolidated financial statements include the accounts of the Company and the Company’s wholly indirectly owned subsidiaries. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, realizability of inventories; the recoverability of goodwill, intangible asset, land use right, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in accordance with U.S. generally accepted accounting principles regarding revenue recognition. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of delivery for domestic sales when risk of loss and title passes to the customer. For international sales, the revenue recognition criteria are generally satisfied under Free on Board (“FOB”) terms, in which the Company’s responsibility ends once the goods clear the port of shipment.

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
March 31, 2010

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $90,308 and $109,094 for the three months ended March 31, 2010, and 2009, respectively.

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

ADVERTISING

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $13,747 and $6,505 for the three months ended March 31, 2010 and 2009, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries is (RMB).

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

The balance sheet amounts with the exception of equity at March 31, 2010 and December 31, 2009 were translated at 6.82 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the three months ended March 31, 2010 and 2009 were 6.82 RMB and 6.83 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents and software are subject to amortization. Patents, which have a legal life of 10 years in the PRC, are being amortized over 5 years as management believes that five years is the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 - 50 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the three months ended March 31, 2010.

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2010, the Company determined no impairment charges were necessary.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

RETIREMENT BENEFIT COSTS

Amounts payable to the PRC state managed retirement benefit programs are expensed in the financial statements following the accrual basis of accounting.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash held in escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement, see Note 13. Restricted cash amounted to $988,578 and $1,047,389 as of March 31, 2010 and December 31, 2009, respectively.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company’s cash and restricted cash balances, totaling $9,204,749 and $14,505,745 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers, including a related party, represented approximately 23% and 31% of the Company’s total purchases for the years ended March 31, 2010 and 2009, respectively. Five major customers represented approximately 13% and 21% of the Company’s total sales for the three years ended March 31, 2010 and 2009, respectively.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in USD; because the Company’s functional currency is the RMB, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of	Fair Value Measurements at March 31, 2010
	March 31, 2010	using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Other investments	$764,515			$764,515
Warrant liabilities	$2,467,791			$2,467,791

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:

Warrant liabilities

Balance, December 31, 2009	$1,730,837
Issuance of new warrants	165,296
Exercised warrants reclassified to APIC	(782,516)
Current period fair value change of exercised warrants	491,255
Current period fair value change	862,919
Balance, March 31, 2010 (unaudited)	$2,467,791

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
March 31, 2010

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to and $764,515 as of March 31, 2010 and December 31, 2009.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of March 31, 2010, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2010 and December 31, 2009, customer deposits amounted to $3,999,559 and $3,325,906, respectively.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statement.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has reclassified service revenue from sales agents from other income, net to revenue in the statement of income and other comprehensive income for the three months ended March 31, 2009 and 2010. These classifications have no effect on the net income and cash flows.

Note 3 –Plant and equipment, net

Plant and equipment consist of the following:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$18,339,581	$14,219,087
Machinery and equipment	23,876,079	19,932,240
Motor vehicles	2,259,479	2,125,653
Office equipment	977,782	782,764
Construction in progress	1,990,909	1,299,471
Total	47,443,830	38,359,215
Less: Accumulated depreciation	(10,656,894)	(9,890,349)
Plant and equipment, net	$36,786,936	$28,468,866

The Company has no major capital commitment as of March 31, 2010. Depreciation expense was $766,284 and $308,066 for the three months ended March 31, 2010 and 2009, respectively. Capitalized interest amounted to $0 and $65,118 for the three months ended March 31, 2010 and 2009, respectively.

Note 4 – Goodwill

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions, the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired. As of March 31, 2010 and December 31, 2009, the carrying value of goodwill amounted to $20,811,767.

Note 5 - Intangible assets, net

Intangible assets consist of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Patents	$2,123,391	$62,256
Software	1,598,280	1,598,280
Land use rights*	14,895,914	8,330,649
Total	18,617,585	9,991,185
Less: Accumulated amortization	(491,059)	(352,005)
Intangibles, net	$18,126,526	$9,639,180

* Land use rights consist of land use rights of $766,861 acquired as part of the acquisition of Taide Wote Valve; $1,059,379, acquired as part of the acquisition of Yangzhou Rock Lock Valve, $5,505,886, acquired as part of the acquisition of Able Delight (Changsha) Valve and land use rights of $7,563,788 transferred from the Casting Company under the escrow agreement by issuing 2,750,000 shares of common stock.

The gross amount of the intangible assets amounted to $18,617,585 and $9,991,185 as of March 31, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 40 years.

Amortization expense was $139,008 and $23,234 for the three months ended March 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

	Estimated Amortization	Net
	Expense	carrying Amount
	(in thousands)	(in thousands)
2010	$445,225	$17,681,301
2011	593,634	17,087,667
2012	593,634	16,494,033
2013	593,634	15,900,399
2014	593,634	15,306,765

Thereafter	15,306,765	-
Total	18,126,526

Note 6 – Inventories, net

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials	$4,002,025	$2,497,225
Work-in-progress	2,856,260	1,398,973
Finished goods	9,978,615	5,783,576
Semi-finished products	387,983	-
Total	17,224,883	9,679,774
Less: Inventory Allowance	(432,973)	(432,973)
	$16,791,910	$9,246,801

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. As of March 31, 2010, management determined an obsolescence in raw materials; therefore, $432,973 continued to be reserved as inventory allowance.

Note 7 – Accounts receivable

Accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
	(unaudited)

Total accounts receivable	$43,996,726	$34,772,775
Allowance for bad debts	(1,095,595)	(908,338)
Accounts receivable, net	42,901,131	33,864,437
Accounts receivable – non-current retainage	(1,270,025)	(1,523,395)
Accounts receivable – current	$41,631,106	$32,341,042

Retainage represents portions held for payment by customers pending quality inspection ranging from 12-18 months after shipment of products. As of March 31, 2010 and December 31, 2009, retainage held by customers included in the Company’s accounts receivable is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

	March 31, 2010	December 31, 2009
	(unaudited)
Retainage
Current	$4,967,796	$2,409,971
Non-current	1,270,025	1,523,395
Total retainage	$6,237,821	$3,933,366

The following represents the changes in the allowance for doubtful accounts:

	March 31, 2010	December 31,2009
	(unaudited)
Balance, beginning of the period	$908,338	$1,163,457
Additions to the reserve	187,193	-
Recovery of amounts previously reserved	-	(254,963)
Foreign currency translation adjustment	64	(156)
Balance, end of the period	$1,095,595	$908,338

Note 8 – Loans

SHORT TERM LOANS:	March31, 2010	December 31, 2009
	(unaudited)

Citic bank, Zhengzhou branch
Due August 2010 and 2009 annual interest at 5.841%, guaranteed by Kaifeng Cast Iron Co., Ltd.	$2,934,000	$2,934,000

Unrelated third parties, non-secured, ranging from non-interest bearing to annual interest at 10.00%, due on demand	943,580	1,302,995

Local Bureau of Finance, Kaifeng City. no expiration date, non-interest bearing and unsecured	811,251	811,251

Total short term loans	$4,688,831	$5,048,246

Total interest expense incurred excluding capitalized interest for the three months ended March 31, 2010 and 2009 amounted to $35,897 and $93,849, respectively. Capitalized interest amounted to $0 and $65,118 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Hong Kong

The Company’s subsidiary, China Fluid is incorporated in Hong Kong. China Fluid did not earn any income that was derived in Hong Kong for the three months ended March 31, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the company do not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve Taizhou Wote, Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Able Delight (Changsha) Valve is subject to an income tax at a reduced rate of 12.5% . Able Delight is a qualified FIE that is in the last year of tax benefit period before subjecting to a full 25% tax rate.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended,
	March 31
	(unaudited)
	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	4.5	5.2
China income taxes	25.0	25.0
China income tax exemption	(3.6)	-
Total provision for income taxes	25.9%	30.2%

(1) The 4.5% and 5.2% represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the three months ended March 31, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $54,976,397 as of March 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $4,225,513 and $965,260 for the three months ended March 31, 2010 and $1,652,469 and $933,738 for the three months ended March 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Taxes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
VAT	$1,625,902	$732,106
Income tax	1,980,461	1,507,849
Other taxes	91,441	53,391
Total taxes payable	$3,697,804	$2,293,346

Note 10 – Statutory reserves

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $26 million and $14.5 million as of March 31, 2010 and December 31, 2009, respectively.

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

Note 11 – Commitments and contingencies

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of March 31, 2010, prepaid rental of $523,036 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $29,076.

Total lease expense, including amounts included in cost of revenue, for the three months ended March 31, 2010 and 2009 was $93,036 and $85,708, respectively.

The future minimum lease payments at March 31, 2010, are as follows:

Amount
Year ending December 31, 2010	$279,107
Year ending December 31, 2011	372,143
Year ending December 31, 2012	372,143
Year ending December 31, 2013	29,076
Thereafter	21,807

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 12 – Related party transactions

The Company had the following significant related party transactions as of March 31, 2010 and December 31, 2009, respectively:

	March 31,	December 31,
	2010	2009
	(Unaudited)
OP- related party: cash advance from Mr. Siping Fang, unsecured, interest-free, due upon demand	$1,647,120	$1,707,353
Short term loan –other related parties, unsecured, interest-free, due upon demand	-	184,517
Purchase deposit – related party, High Pressure Valve Co.	-	385,066
AP-related party, High Pressure Valve Co.	692,348	-
Total	$2,339,468	$2,276,936

On August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. The Company placed 2,750,000 shares of common stock in escrow, valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement. The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company recorded additional paid in capital of $9,834,000. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the three months ended March 31, 2010, total rental income from the Casting Company amount to $100,000.

Note 13 – Shareholders' equity

REGISTERED DIRECT OFFERING

On December 27, 2009, China Valves entered into a securities purchase agreement to sell a total of 333,334 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $3,000,006 (gross purchase price). The Company received 2,796,440 in net proceeds. The share price is at $9.00 per share. The purchaser also received 50,000 shares of warrant shares at an exercise price of $9.00 (exercisable for 30 days beginning on the date of initial issuance of the Warrant).

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

On January 7, 2010, the Company entered another securities purchase agreement to sell a total of 2,414,113 shares of common stock, par value $0.001 per share for an aggregate purchase price of $21,727,017 gross proceeds. Subtracting placement agent fees, legal and other expenses, net proceeds amounted to $20,540,666. The shares are priced at $9.00 per share. The Purchasers will also receive warrants to purchase an aggregate of 362,116 shares of common stock (subject to adjustment in certain circumstances) at an exercise price of $9.00. The warrants are exercisable for 30 days beginning on the date of the initial issuance of the warrants.

WARRANTS

2008 placement agent warrants

At the closing of the 2008 private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 587,249 shares of common stock. The warrants have a strike price equal to $4.29 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the RMB, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock price of $3.576 on the date the warrants were issued.

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

In the month of February, 2010, the placement agent, Rosewood Securities LLC exercised 10,202 warrants shares into 10,202 shares of common stock. The Company valued the conversion on the exercise date, and recorded a $62,233 loss from changes in fair value of derivative. A total of $94,440 of carrying value and derivative liability had been reclassified into equity. These losses were recorded in the Company’s income statement.

2009 placement agent warrants

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

On January 19, 2010, the 50,000 warrants shares as described above were exercised at $9.00 into 50,000 shares of common stock. The Company valued the conversion on exercise date, and recorded $56,016 loss from changes in fair value of derivative. A total of $112,500 carrying value and derivative liability had been reclassified into equity. These losses and liability were recorded in the Company’s income statement and balance sheet, respectively.

2010 warrants

On January 7, 2010, the Company issued short-term 30-day common stock purchase warrants to acquire 362,116 shares of common stock. The warrants have a strike price equal to $9.00 and a term of 30 days. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

  Expected volatility of 19.36%
  Expected dividend yield of 0%
  Risk-free interest rate of 0.020%
  Expected lives of 30 days
  Market price at issuance date of $9.39
  Strike price of $9.00

The value of the warrants was based on the Company’s common stock price of $9.39 on the date the warrants were issued. The warrants were valued at $165,296 when they were issued on January 7, 2010.

From January to March 2010, all, but $3,334 shares of warrant shares in connection with the 2010 securities purchase were exercised. A total of $575,576 carrying value and derivative liability had been reclassified to equity. The Company recorded a loss of $410,281 related to these warrants. On February 4, 2010, the expiration date of the warrants shares pursuant to the shares purchase agreement of January 7, 2010, 3,334 shares were not exercised and therefore were expired. A total of $3,801 of carrying value and derivative liability had been reversed.

As of March 31, 2010 and December 31, 2009, warrant liabilities amount to $2,467,791 and $1,730,837, respectively. The Company recorded a total loss of $1,354,174 and $400,000, in the Company’s statement of operations related to the change in fair value of warrants for the three months ended March 31, 2010 and 2009, respectively.

Warrants issued and outstanding, all of which are exercisable at March 31, 2010,

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2008	637,249	$4.42	2.60
Granted	50,000	9.00	0.08
Forfeited	-
Exercised	(352,349)	4.29
Balance, December 31, 2009	334,900	$5.26	1.15
Granted	362,116	9.00	0.08
Forfeited	(3,334)	9.00
Exercised	(418,984)	8.90
Balance, March, March 31, 2010	274,698	$4.62	1.30

STOCK COMPENSATION

On June 29, 2009, the Company granted one of its independent directors 5,000 shares of restricted common stock. The stock will vest on January 1, 2011. The Company valued the fair value of the stock grant at $22,500 based on the shares issued and the stock price of $4.50 on June 29, 2009. The $22,500 stock compensation will be amortized over a 2 year period. For the three months ended March 31, 2010, $2,813 was expensed as compensation expense.

On June 29, 2009, the Company granted options to the Company’s independent directors to purchase a total of 50,000 shares of common stock. 27,500 options, expires 5 years from the date of grant, are exercisable at a price of $6.00 per share; and 22,500 options, expires 4.4 years from the date of grant, are exercisable at a price of $8.00 per share. On June 30, 2009, the Company granted options to the Company’s officer to purchase a total of 50,000 shares of common stock. This 50,000 options, expires 3.0 years from the date of grant, are exercisable at a price of $6.00. The $172,771 fair value of the 100,000 stock options will be expensed ratably over the service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $6.00 (for 27,500 stock options), $8.00 (for 22,500 stock options) and $6.00 (for 50,000 stock options), expected life of options of 2 years( for 27,500 stock options), 2 years (for 22,500 stock options) and 3 years (for 50,000 stock options) expected volatility of 107%, expected dividend yield of 0%, and risk-free interest rate of 1.11% (for 27,500 stock options), 1.11% (for 22,500 stock options) and 1.64% (for 50,000 stock options). For the three months ended March 31, 2010, $17,434 was amortized and recorded as compensation expense.

The following is a summary of the stock options activity:

Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.56
Forfeited	-	-	-
Exercised
Balance, March 31, 2010 (unaudited)	100,000	$6.56	$656,000

Following is a summary of the status of options outstanding at March 31, 2010:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Outstanding Options			Exercisable Options

		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	77,500	2.96	$6.00	22,500	4.24
$8.00	22,500	3.64	$8.00	9,376	3.64
Total	100,000			31,876

The aggregate intrinsic value of exercisable shares amounts to $204,696 as of March 31, 2010.

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on August 13, 2009.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31, 2010 and 2009:

	2010	2009
Basic earnings per share	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$6,616,225	$2,967,351
Basic weighted average number of common shares outstanding	34,258,130	28,891,179
Basic earnings per share	$0.19	$0.10

	2010	2009
Diluted earnings per share	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$6,616,225	$2,967,351
Basic weighted average number of common shares outstanding	34,258,130	28,891,179
Warrants	197,214	-
Stock compensation	50,185	-
Diluted weighted average number of common shares outstanding	34,505,529	28,891,179
Dilutive earnings per share	$0.19	$0.10

The warrants issued in 2008 with an exercise price of $4.29 and 50,000 warrants issued in 2007 with an exercise price of $6.00 have been included in the diluted earnings per share calculation for the period ended March 31, 2010 based on approximately $4.62 per average outstanding share for the three months ended March 31, 2010.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

As described in Note 13, the Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June 29th and June 30th, 2009. The stock compensations are included in the diluted earnings per share for the three month period ended March 31, 2010 due to its dilutive nature.

Note 15 - Geographic and product lines

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Three months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
	(in thousands)
Power Supply	$8,733	$4,921
Petrochemical and Oil	5,983	2,151
Water Supply	7,656	5,128
Metallurgy	690	1,185
Other	3,722	3,929
Total sales revenue	$26,784	$17,314

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
	(in thousands)
China	$25,470	$15,525
International	1,314	1,789
Total sales revenue	$26,784	$17,314

Note 16 – Business combinations

Effective January 1, 2009, the Company adopted the accounting standard regarding business combinations. This standard retains the fundamental requirements that the acquisition method of accounting (which this standard called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the old accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. If the fair value of the identifiable assets and liabilities is still greater than the consideration transferred, then the acquirer is to recognize a gain for the difference on the acquisition date.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

On January 13, 2010, a subsidiary of the Company completed the acquisition of 100% of the assets of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"), for a total cash consideration of $7.2 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included the following:

Yangzhou Rock	Fair Value	Assumed by the Company
Inventory	$1,739,573	1,793,573
Non current assets	4,419,118	4,419,118
Total assets	6,158,691	6,158,691
Total liabilities	-	-
Net assets	$6,158,691	6,158,691

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $1.0 million in other income in the current period.

On February 3, 2010, a subsidiary of the Company completed the acquisition of 100% of the assets of Able Delight (Changsha) Valve Co. Ltd for a total cash consideration of $15.0 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included the following:

Able Delight	Fair Value	Assumed by the Company
Inventory	$4,944,755	4,944,755
Buildings and equipment	10,113,703	10,113,703
Total assets	15,058,458	15,058,458
Total liabilities	-	-
Net assets	$15,058,458	15,058,458

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $0.06 million in other income in the current period.

Note 17 – Subsequent events

On April 8, 2010, the Company acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd. ("Hanwei Valve"), which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $21 million pursuant to an Asset Transfer Agreement.

The Company evaluated subsequent events through the date these unaudited consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission (the “SEC”) since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated results of operations for the three month periods ended March 31, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Able Delight” are references to “Able Delight (Changsha) Valve Co., Ltd.” incorporated in People’s Republic of China;
  “China Fluid Equipment” are references to “China Fluid Equipment Holdings Limited” incorporated in Hong Kong;
  “China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and its PRC subsidiaries;
  “China Valve Hong Kong” are references to “China Valve Holdings Limited” incorporated in Hong Kong;
  “China Valve Samoa” are references to “China Valve Holdings Limited” incorporated in Samoa;
  “China ” and “PRC” are references to the People’s Republic of China;
  “$” are references to the legal currency of the United States.
  “Hanwei Valves” are references to “Shanghai Pudong Hanwei Valve Co., Ltd.” incorporated in People’s Republic of China;
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
  “Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;
  “The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;
  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and
  “Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.

Our Company

We were originally incorporated on August 1, 1997 in the State of Nevada. We focus primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“PRC”). We are headquartered in Kaifeng and Zhengzhou, Henan Province, PRC.

On January 13, 2010, Henan Tonghai Fluid acquired 100% of the assets of Yangzhou Rock Valve Lock Technology Co. Ltd., or Yangzhou Rock for $7.3 million in cash. Yangzhou Rock became an operating subsidiary.

On February 3, 2010, China Fluid Equipment Holdings Limited ("China Fluid"), entered into an asset purchase agreement with Able Delight Investment Limited to purchase all of the assets of Able Delight (Changsha) Valve Co., Ltd. ("Able Delight") for a cash price of approximately $15.0 million. Able Delight (Changsha) Valve became an operating subsidiary.

Recent Developments

On April 8, 2010, China Fluid acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd., or Hanwei Valve, for a total cash consideration of $21.0 million pursuant to an Asset Transfer Agreement, dated April 8, 2010, among Henan Tonghai Fluid and the equity owners of Hanwei Valve.

Hanwei Valve was established in 1992 and produces more than 20 series of valve products in over 6,000 different sizes ranging from 0.38 inches to 116 inches in diameter. Its main products include ball valves, check valves, butterfly valves, gate valves and other general purpose valves for a variety of applications, including oil refineries, chemical production and transport, electric power plants, and water supply. Hanwei Valve owns patents for a 24-way rotary valve used in simulating moving bed molecular sieve absorption-separation units in large-scale petrochemical equipment, for chromatogram separation units used in bioengineering, and for fully welded ball valves used in long distance gas pipelines. Hanwei Valve is the sole producer of the fully-welded ball valve and 24-way rotary valve in China. For fiscal year 2010, the Company expects Hanwei Valve to contribute $20.0 million in revenue and $5.0 million in net income to the Company.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

Overview of Our Business

Through our subsidiaries and certain commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries. We are headquartered in Zhengzhou, Henan Province and conduct business throughout China, Southeast Asia, the Middle-East and Europe. We manufacture and sell over 800 models with more than 10,000 specifications of low, medium and high-pressure valves according to differing standards and specifications, in a variety of diameters ranging from 3mm to 5,500 mm and with pressure caps that range from 150lbs to 4,500lbs. Our core products include valves dominating in the domestic market such as high temperature high pressure power station valves used in supercritical thermal power generator, 24-way rotary valve majorly used in the high-end domestic petrochemical market and 5.5 meters in diameter butterfly valve - the largest valve produced in China-used in hydroelectric power industry. Our mix of valve products can be used in temperatures ranging from -196 degrees Celsius to 610 degrees Celsius. We sell our products to customers in the electricity, petroleum, chemical, water, gas, oil refinery, nuclear power station and metal industries throughout China.

The valve industry in China is large and growing as a result of growth in urbanization and heavy industrialization throughout all of China. Responding to the increasing attention in the international community to global climate change and reducing greenhouse gas emissions, the Chinese government is actively promoting clean technology industry. According to the government plan to increase installed nuclear power capacity by 2020, we believe that domestic nuclear power equipment manufacturing companies, such as valve manufacturers, will have tremendous opportunities. Furthermore, the State Council encourages all business shut down small thermal power stations and promote in building larger unites, implementing “petrochemical industry restructuring and rejuvenation program”. The company believes that in the long run, with the increasing electricity demand, the lowering of power generation costs, the development of environmental friendly technology and other positive factors, the 1000MW power stations and petrochemical industries will be the major driving factors. In addition, the recent Five Year Plan announced by the Chinese government disclosed that approximately $15 billion is expected to be spent over the next three years on drinking water treatment. Much of this will be used toward water distribution networks and long-distance water pipelines, which requires valves.

As a result of growth in urbanization and heavy industrialization throughout all of China, the Chinese valve market is expected to increase at an annual rate of more than 30% for the next few years according to the China Valve Industry Association’s research in 2009. We believe that demand for valves will be driven primarily by the energy and water sectors with operations and projects in urban centers. The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, sewage treatment, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard. We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our company, especially as China’s valve market keeps growing and developing. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

Although the United States and Europe have been most affected by the recent financial crisis, governments throughout the Asia-Pacific region have also taken steps to stabilize their markets. To offset slowing global growth, on November 5, 2008, at the State Council meeting, Premier Wen Jiabao offered a RMB 4 trillion ($586 billion) stimulus package for the next three to five years and announced the government would move to a proactive fiscal and a moderately relaxed monetary policy.

Pursuant to the stimulus package, the Chinese government has committed to launch more projects related to people’s livelihood and infrastructure and decided to invest RMB100 billion ($14.49 billion) in these projects, starting in the fourth quarter of 2008. (source: China Daily). The actions taken by the Chinese government should significantly increase the demand for valve products which are essential for infrastructure construction and will provide market opportunities for the Company. The government’s support of infrastructure development will increase expenditures on a number of major projects including a major West-to-East Gas Pipeline Project, post-earthquake reconstruction in Qinghai province, a South-to-North Water Diversion Project, and upgrade of urban area infrastructure.

At the beginning of February 2009, as part of the announced economic stimulus package, a detailed proposal aimed at reviving the domestic equipment manufacturing industry was finalized and sent to the State Council for approval. This proposal calls for more innovation and efficient production, and the increased development and use of technology in the domestic equipment manufacturing sector. It supports faster development of equipment used in goods production, and the use of China-made equipment in replacement of the imported ones.

In addition, although the financial crises have affected Chinese enterprises that rely on overseas markets, China Valves has not been materially affected as less than 10% of our revenue is generated from exports and the relatively strong domestic market demand has positioned us to continue to grow notwithstanding the current financial crisis.

Management believes that the recent financial crisis in the US and Europe should not have any materially negative impact on our business, and management strongly believes we will benefit from the stimulus plan of the central government of China.

First quarter Financial Performance Highlights

During the first quarter of 2010, we focused primarily on developing, manufacturing and selling high-quality metal valves for the electricity, petroleum, chemical, water, gas, nuclear and metallurgy industries in the PRC.

The following are some financial highlights for the first quarter of 2010:

  Sales Revenue: Sales revenue increased $9,470,356, or 54.7%, to $26,784,237 for the first quarter of 2010 from $17,313,881 for the same period last year.

  Gross Profit: Gross profit margin was 52% for the first quarter of 2010, compared with 48% for the same period in 2009.

  Net Income: Net income increased $3,648,874, or 123.0%, to $6,616,225 for the first quarter of 2010, from $2,967,351 for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.19 for the first quarter of 2010, compared with $0.10 for the same period last year.

Results of Operations

Results of operations for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.

	Three Months Ended
	March 31,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$26,784	$17,314	$9,470	55%
Cost of sales	12,925	8,922	4,003	45%
Gross Profit	13,860	8,392	5,468	65%
Operating expenses:
Research and development costs	74	6	68	1,133%
Sales and marketing expenses	1,434	1,115	319	29%
General and administrative expenses	3,019	2,562	457	18%

Total operating expenses	4,527	3,682	845	23%

Operating income	9,332	4,710	4,622	98%
Finance costs, net	35	71	(36)	(51)%
Other expenses (income)	35	(15)	50	(333.3)%
Gain from acquisition	(1,016)	-	(1,016)	100%
Change in fair value of warrant liabilities	1,354	400	954	239%
Income taxes	2,308	1,286	1,022	79%

Net income	$6,616	$2,967	$3,649	123%

	Three Months Ended
	March 31,
	2010	2009
Sales revenue	(in thousands)

Gate valves	$5,117	$5,280
Check valves	1,741	798
Global valves	1,387	1,249
Safety valves	249	586
Butterfly valves	12,588	5,984
Ball valves	1,915	1,227
Vent valves	72	6
Other valves and accessories	3,715	2,184
Total sales revenue	$26,784	$17,314

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Power Supply	$8,733	$4,921
Petrochemical and Oil	5,983	2,150
Water Supply	7,656	5,128
Metallurgy	690	1,185
Other areas	3,722	3,930
Total sales revenue	$26,784	$17,314

Sales Revenue

Our sales revenue for the three months ended March 31, 2010 amounted to $26.8 million, which is approximately $9.5 million or 55% more than that of the same period in 2009, where we had revenue of $17.3 million. The increase was primarily attributed to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations on high temperature high pressure power stationgate valves, two-way metal sealing butterfly valves which are popular among our customers and cause the sales volume to increase significantly compared to the sales in the same period last year. We also made efforts to expand the valve application to petrochemical, oil and nuclear fields, while strengthening the current thermal power and hydro-power market. Our revenue also increased due to $5.3 million revenue contributed from our newly acquired subsidiaries, Yangzhou Rock and Changsha Valve.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $12.9 million for the three month period ended March 31, 2010, an increase of $4 million or 45%, as compared with $8.9 million for the three month period ended March 31, 2009. Cost of sales as a percentage of total revenues were 48% and 52% for the three month periods ended on March 31, 2010 and 2009, respectively, with a decrease of approximately 4%. The decrease was a result of strengthened production cost control, the application of new materials that replaces more expensive materials as well as increase in capital equipment utilization as result of redesigning of our manufacturing process to be more automated.

Gross Profit

Gross profit was $13.9 million for the three months ended March 31, 2010, an increase of $5.5 million or 65%, as compared with $8.4 million for the three month period ended March 31, 2009. Our gross profit percentage increased to 52% as compared to 48% in 2009. The increase in gross profit percentage is a result of the Company’s increased utilization of production by replacing some of the manual processes with automated manufacturing lines. In addition, we outsourced manufacturing of low profit small valves to third party manufacturers in order to decrease self production costs of low profit valves while we concentrated more on manufacturing high-tech, high quality valves. Hence our strategy to increase production productivity coupled with concentration of higher margin products resulted in overall GP% increase in the current period.

Sales and Marketing Expenses

Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $1.4 million for the three month period ended March 31, 2010, compared with $1.1 million for the period ended March 31 ,2009, an increase of $0.3 million or approximately 29% due to the increase of sales performance in the period. In addition, with the implementation of the strengthened cost control policy in 2010 as we reducing our commission expense by developing a more direct relationship with our customers rather than selling through sales distributors. Hence, the percentage increase of sales and marketing expenses was less than that of sales in the same period in 2009.

General and Administrative Expenses

Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses and depreciation, and bad debt expenses, were $3.0 million for the three month period ended March 31, 2010, compared with $2.6 million for the period ended March 31, 2009, an increase of $0.5 million or approximately 18%. The increase was primarily attributed to increased expenses salary expenses in order to manage growth of the Company’s operations, higher depreciation expenses as the Company purchased a new corporate office in late 2009, higher traveling and meal and entertainment expenses associated with expanding business and finding new business acquisition opportunities.

Income from Operations

Income from operations was $9.3 million for the three month period ended March 31, 2010, compared with $4.7 million for the period ended March 31, 2009, an increase of $4.6 million or approximately 98%. The increase was primarily attributable to the increase in sales and gross margin in the current quarter. Income from operations as percentage of sales increased to 35% for the period ended March 31, 2010 as compared to 27% for the same period in 2009. The increase in income to sales ratio is as result of the Company’s effort in cost control as well as our success in entering into higher gross margin valve industries, such as large diameter high pressure valves used in power stations, valves for nuclear power plants, and other large governmental water-pipe projects requiring supplies of 3.5 meter and up diameter valves.

Other Income (Expenses)

Total other expenses were $35 thousand for the three month period ended March 31, 2010, compared with income of $15 thousand for the period ended March 31, 2009. The financial expenses for the three month period ended on March 31, 2010 and 2009 were $35 thousand and $71 thousand respectively. We also had a gain of $1.0 million from acquisition of two new valve companies for the three month period ended March 31, 2010.

Income taxes

We incurred income taxes of $2.3 million for the three month period ended March 31, 2010. This is an increase of $1.0 million or 79% from the taxes we incurred in the 2009 period, which were $1.3 million. We incurred more taxes in the three months ended March 31, 2010 mostly because of the higher assessable income in the three month period ended on March 31, 2010 compared to 2009.

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

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises (“FIEs”). and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises . The standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise was located in specially designated regions for which more favorable effective tax rates apply. Beginning January 1, 2008, China has unified the corporate income tax rate on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%. Under the Chinese Income Tax Laws, certain industries of FIEs are entitled to receive a two years tax exemption following a three years 50% tax reduction.

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve Taizhou Wote, Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Able Delight (Changsha) Valve is subject to an income tax at a reduced rate of 12.5% . Able Delight is a qualified FIE that is in the last year of tax benefit period before subjecting to a full 25% tax rate.

Net Income

We earned net income of $6.6 million for the three month period ended March 31, 2010. This is an increase of $3.6 million or approximately 123% from the period ended March 31, 2009 which had a net income of $3.0 million. This increase was primarily attributable to increased sales, gross margin and decreased overall costs in the period.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $9.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	3,411	2,768
Net cash used in investing activities	(30,979)	(3,430)
Net cash provided / (used in) by financing activities	22,705	(452
Effect of exchange rate changes on cash and cash equivalents	12	75
Net decrease in cash and cash equivalent	(4,851)	(135)
Cash and cash equivalents at the beginning of period	14,485	16,428
Cash and cash equivalents at the end of period	9,634	16,293

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. In 2010, we continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided by operating activities was $3.4 million in the three months ended March 31, 2010, compared with net cash provided by operating activities of $2.8 million in the same period in fiscal year 2009. The change of $0.6 million in operating activities was primarily attributable to the increase in accounts receivable due to new subsidiaries acquired during the three months ended March 31, 2010.

Investing Activities

Net cash used in investing activities increased to $31.0 million in the three months ended March 31, 2010, compared with $3.4 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended March 31, 2010, was primarily used for acquisitions.

Financing Activities

Net cash provided by financing activities was $22.7 million in the three months ended March 31, 2010, compared with net cash used in finance activities of $0.015 million in the same period in fiscal year 2009. The increase in net cash is attributable to cash from the public offering and warrant exercised

As of March 31, 2010, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended March 31,
	2010	2009
	(in thousands)
Construction costs	$202	$1,801
Purchase of equipment	$425	$1,629
Acquisition and investment	$30,352	$-
Total capital expenditures	$30,979	$3,430

On December 27, 2009, the Company conducted a registered direct offering and sold a total of 333,334 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $3.0 million. The shares were priced at $9.00 per share. On December 30, 2009, we conducted another registered direct offering of an aggregate of 2,414,113 shares of our common stock at a price of $9.00 per share for gross proceeds of approximately $21.7 million, to several accredited institutional investors. In addition, we issued to the investors warrants to purchase 362,116 shares of common stock, in the aggregate, at a price of $9.00 per share, exercisable for 30 days beginning on the date of the initial issuance of the warrants. These warrants have since expired.

The Company received aggregate gross proceeds of approximately $24.7 million from the two registered direct offerings. In addition, the Company received an additional $3.2 million gross from the exercise of warrants issued in such financing. The proceeds of the financing and the warrant exercises has or will be used for working capital and certain identified acquisitions.

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2010:

Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
(in thousands)
Short-term loans	$ 4,689	$ 4,689	$ -	$ -	$ -
Bills payable					-
Long-term bank loans					-
Minimum Lease payments	1,074	279	773	22	-
Capital commitments					-
Future interest payment on short-term bank loans	36	36	-	-	-
Future interest payment on long-term bank loans					-

Total	$ 5,799	$ 5,004	$ 773	$ 22	$ -

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang as described above and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. On August 14, 2009, the parties to the Make Good Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. We have met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the year ended December 31, 2009 and 2008, respectively.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2010.

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

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. Because the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2010 and December 31, 2009.

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

Fair Value of Financial Instruments

The Company adopted the Fair Value Measurements pronouncement on January 1, 2008. The pronouncement defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and payables qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. These long term investments are carried at the lower of cost or market value and amounted to $764,515 and $764,515 as of March 31, 2010 and December 31, 2009, respectively. There is no quoted or observable market price for the joint venture interest or other similar joint ventures; therefore, the Company used level 3 inputs for its valuation methodology. Based on its proportionate share of the underlying book value of the investees, the Company believes the fair value of the investments is at least equal to the original cost. The determination of the fair value was based on the capital investment that the Company contributed. There has been no change in the carrying value since inception, other than the effects of translating the balances to US dollars.

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

Recently issued accounting pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statement.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows, historically, have not been subject to seasonal variations. This pattern may change, as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Siping Fang and Ms. Ichi Shih, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Fang and Ms. Shih concluded that its disclosure controls and procedures is not effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There are no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. (Removed and Reserved)

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

DATED: May 13, 2010

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