Form 10-Q
period 2010-06-30
CHINA VALVES TECHNOLOGY, INC
filed 2010-08-11
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-34542
 ______________________

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

 ______________________

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,642,876 shares of common stock, par value $0.001 per share, outstanding on August 10, 2010.

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,362,262	$14,485,408
Restricted cash	732,435	1,047,389
Notes receivable	395,759	414,193
Accounts receivable, net of allowance for doubtful accounts of $1,100,076
and $908,338 as of June 30, 2010 and December 31, 2009, respectively	60,923,584	32,341,042
Other receivables	4,153,653	4,481,610
Inventories, net	19,244,059	9,246,801
Purchase deposits and prepaid expense	1,760,187	1,567,960
Advances on inventory purchases - related party	-	385,066
Rental prepayment - short-term	308,888	307,630
Total current assets	100,880,827	64,277,099

PLANT AND EQUIPMENT, net	39,776,606	28,468,866

OTHER ASSETS:
Accounts receivable - retainage, long-term	2,380,582	1,523,395
Deposit for acquisition	-	13,215,650
Advances on equipment purchases	687,604	654,931
Rental prepayment - long-term	123,685	307,630
Long term receivable	441,900	440,100
Goodwill	31,999,311	20,811,767
Intangibles, net of accumulated amortization	22,383,983	9,639,180
Other investments, at lower of cost or market	767,642	764,515
Total other assets	58,784,707	47,357,168

Total assets	$199,442,140	$140,103,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$11,902,373	$6,953,499
Accounts payable - related party	226,049	-
Short term loans	6,258,806	5,048,246
Other payables	2,780,862	2,662,930
Other payables - related parties	1,434,176	1,891,870
Notes payable	294,600	733,500
Accrued liabilities	2,293,645	2,033,626
Customer deposits	6,362,194	3,325,906
Taxes payable	6,324,731	2,293,346
Total current liabilities	37,877,436	24,942,923

WARRANT LIABILITIES	891,219	1,730,837

Total liabilities	38,768,655	26,673,760

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 34,642,876 shares
and 31,727,212 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	34,642	31,726
Additional paid-in-capital	96,177,990	70,534,943
Statutory reserves	7,848,251	5,534,575
Retained earnings	49,774,383	31,176,227
Accumulated other comprehensive income	6,838,219	6,151,902
Total shareholders' equity	160,673,485	113,429,373

Total liabilities and shareholders' equity	$199,442,140	$140,103,133

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE, 2010 AND 2009
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
SALES	$49,257,487	24,946,420	$76,041,724	$42,513,211

COST OF GOODS SOLD	26,272,523	12,451,804	39,197,224	21,373,616

GROSS PROFIT	22,984,964	12,494,616	36,844,500	21,139,595

OPERATING EXPENSES:
Selling	2,778,385	1,799,919	4,212,462	2,914,856
General and administrative	3,019,668	1,197,235	6,018,534	3,758,843
Non-cash stock compensation expense	11,924	7,499,487	32,171	7,499,487
Research and development	80,729	17,137	154,932	22,816
Total operating expenses	5,890,706	10,513,778	10,418,099	14,196,002

INCOME FROM OPERATIONS	17,094,258	1,980,838	26,426,401	6,943,593

OTHER EXPENSE (INCOME):
Other (income) expense, net	(430,665)	(878,987)	(395,876)	(641,447)
Gain from acquisition	-	-	(1,016,198)	-
Interest and finance expense, net	31,412	54,703	66,198	126,152
Change in fair value of warrant liabilities	(789,670)	634	564,504	400,634
Total other (income) expense, net	(1,188,923)	(823,650)	(781,372)	(114,661)

INCOME BEFORE PROVISION FOR INCOME TAXES	18,283,181	2,804,488	27,207,773	7,058,254

INCOME TAX EXPENSE	3,987,574	2,591,777	6,295,941	3,878,192

NET INCOME	14,295,607	212,711	20,911,832	3,180,062

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	652,538	(72,181)	686,317	(81,065)

COMPREHENSIVE INCOME	$14,948,145	$140,530	$21,598,149	$3,098,997

BASIC EARNINGS PER SHARE:
Weighted average number of shares	34,634,710	31,393,701	34,447,460	30,133,048
Earnings per share	0.41	0.01	0.61	0.11

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	34,820,455	31,398,207	34,691,494	30,138,748
Earnings per share	$0.41	$0.01	$0.60	$0.11

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,148	201	755,811					756,012
Release of shares in escrow related to common
stock issued for real estate acquisition				9,834,000				9,834,000
Net income						3,180,062		3,180,062
Adjustment to statutory reserve					1,163,544	(1,163,544)		-
Foreign currency translation adjustment							(81,065)	(81,065)
BALANCE, June 30, 2009, unaudited	31,393,700	31,393	67,691,779	-	4,122,203	12,415,568	6,077,912	90,338,855
Cashless exercise of warrants	178
Stock based compensation			47,057					47,057
Common stock issuance for cash at $9.00	333,334	333	2,796,107					2,796,440
Net income						20,173,031		20,173,031
Adjustment to statutory reserve					1,412,372	(1,412,372)		-
Foreign currency translation adjustment							73,990	73,990
BALANCE, December 31, 2009	31,727,212	31,726	70,534,943	-	5,534,575	31,176,227	6,151,902	113,429,373
Exercised warrants	501,551	502	5,072,624					5,073,126
Stock based compensation			32,171					32,171
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252					20,540,666
Net income						20,911,832		20,911,832
Adjustment to statutory reserve					2,313,676	(2,313,676)		-
Foreign currency translation adjustment							686,317	686,317
BALANCE, June 30, 2010, unaudited	34,642,876	$34,642	$96,177,990	$-	$7,848,251	$49,774,383	$6,838,219	$160,673,485

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,911,832	$3,180,062
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1,655,195	698,114
Amortization	325,362	105,081
Bad debt provision	187,257	433,288
Gain on acquisition	(1,016,545)	-
Loss on disposal of fixed assets	-	30,148
Stock compensation	32,171	7,499,487
Change in fair value of warrant liabilities	564,504	400,634
Change in operating assets and liabilities:
Restricted cash due to sales covenant	325,529	(3,894)
Notes receivable	20,046	(139,367)
Accounts receivable-trade	(28,511,940)	433,322
Other receivables	344,876	(710,012)
Inventories, net	(1,403,737)	(200,201)
Purchase deposits and prepaid expense	(8,196)	(851,661)
Advances on inventory purchases-related party	204,514	483,969
Accounts receivable - retainage	(857,187)	-
Accounts payable-trade	4,900,393	2,570,250
Accounts payable-trade - related party	405,679	-
Other payables	106,605	(569,909)
Other payables - related parties	(304,912)	(362,452)
Accrued liabilities	251,575	10,722
Customer deposits	3,010,373	598,770
Taxes payable	4,005,623	1,707,238
Net cash provided by operating activities	5,149,017	15,313,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(220,050)	(441,602)
Advances on equipment purchases	-	(21,986)
Cash paid for acquisitions	(28,546,000)	-
Purchases of equipment	(2,330,227)	(6,785,183)
Net cash used in investing activities	(31,096,277)	(7,248,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	(7,592)	628,912
Repayment of notes payable	(440,100)	(586,280)
Cash proceeds from public offering and warrants exercised	23,881,858	-
Proceeds from short-term loan - banks and others	1,544,480	-
Proceeds from short-term loans-related parties	-	1,474,548
Repayments of short-term loans-related parties	-	(1,423,938.00)
Repayments of short-term loan- banks and others	(444,232)	(4,792,839.00)
Net cash provided by (used in) financing activities	24,534,414	(4,699,597)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	289,700	(97,008)

(DECREASE)/INCREASE IN CASH	(1,123,146)	3,268,213

CASH and CASH EQUIVALENTS, beginning of period	14,485,408	16,427,883

CASH and CASH EQUIVALENTS, ending of period	$13,362,262	$19,696,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$97,809	$138,133
Cash paid for income taxes	$2,223,508	$1,324,470

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

On April 8, 2010, the Company acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd ("Hanwei Valve"), which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $19.6 million pursuant to an Asset Transfer Agreement. See Note 16 – business combination for details.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of	Ownership	Principle business
incorporation
Able Delight(Changsha)	PRC	100% Indirectly	Manufacturing
Valve Co.
Yangzhou Rock Valve	PRC	100% Indirectly	Manufacturing
Lock Technology Co.,
Ltd.
Henan Kai Feng High	PRC	100% Indirectly	Manufacturing
Pressure Valve Co., Ltd.
Zhengzhou City ZhengDie	PRC	100% Indirectly	Manufacturing
Valve., Ltd.
Tai Zhou Tai De Valve Co.,	PRC	100% Indirectly	Manufacturing
Ltd.
Shanghai Pudong Hanwei	PRC	100% Indirectly	Manufacturing
Valve Co., Ltd
Henan Tonghai Fluid	PRC	100% Indirectly	Holding Company
Equipment Co., Ltd.
China Fluid Equipment	Hong Kong	100% Directly	Holding Company
Holdings Limited

The results of operations of the three acquired entities, Yangzhou Rock, Able Delight and Hanwei Valve, are included in the consolidated statement of income since the acquisition dates accordingly to the end of the quarter.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $428,686 and $103,545 for the three months ended June 30, 2010, and 2009, respectively. Shipping and handling costs amounted to $518,994 and $212,639 for the six months ended June 30, 2010 and 2009, respectively.

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

ADVERTISING

Advertising costs are expensed as incurred and totaled $4,928 and $1,379 for the three months ended June 30, 2010, and 2009, respectively and $18,675 and $7,884 for the six months ended June 30, 2010 and 2009, respectively.

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

The balance sheet amounts with the exception of equity at June 30, 2010 and December 31, 2009 were translated at 6.79 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the six months ended June 30, 2010 and 2009 were 6.82 RMB and 6.82 RMB to $1.00, respectively.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the six months ended June 30, 2010.

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of June 30, 2010, the Company determined no impairment charges were necessary.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash held in escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement. Restricted cash amounted to $ 732,435 and $1,047,389 as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010	December 31, 2009
	(Unaudited)
Deposit for notes payable issued	$294,600	$733,500
Cash held in escrow account	-	105,616
Employee housing fund	148,832	-
Cash held for export covenants	289,003	208,273
Total restricted cash	$732,435	$1,047,389

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company’s cash and restricted cash balances, totaling $12,578,802 and $14,505,745 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers, including a related party, represented approximately 21% and 22% of the Company’s total purchases for the three months ended June 30, 2010 and 2009, respectively. Five major suppliers, including a related party, represented approximately 21% and 20% of the Company’s total purchases for the six months ended June 30, 2010 and 2009, respectively.

Five major customers represented approximately 13% and 15% of the Company’s total sales for the three months ended June 30, 2010 and 2009, respectively. Five major customers represented approximately 13% and 14% of the Company’s total sales for six months ended June 30, 2010 and 2009, respectively.

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
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of	Fair Value Measurements at June 30, 2010
	June 30, 2010	using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Other investments	$767,642			$767,642
Warrant liabilities	$891,219			$891,219

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:
Warrant liabilities
Balance, December 31, 2009	$1,730,837
Issuance of new warrants	165,296
Exercised warrants reclassified to APIC	(1,569,418)
Reclassified of forfeited warrant	(3,801)
Current period fair value change of exercised warrants	771,322
Current period fair value change	(203,017)
Balance, June 30, 2010 (unaudited)	$891,219

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to and $767,642 and $764,515 as of June 30, 2010 and December 31, 2009, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2010, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2010 and December 31, 2009, customer deposits amounted to $6,362,194 and $3,325,906, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have any significant impacts on the consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified service revenue, in the amount of $324,245 and $395,648 from sales agents, from other income, net to revenue in the statement of operations and other comprehensive income (loss) for the three and six months ended June 30, 2009, respectively.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)

Total accounts receivable	$64,404,242	$34,772,775
Allowance for bad debts	(1,100,076)	(908,338)
Accounts receivable, net	63,304,166	33,864,437
Accounts receivable – non-current retainage	(2,380,582)	(1,523,395)
Accounts receivable – current	$60,923,584	$32,341,042

Retainage represents portion payments held by customers pending quality inspection ranging from 12-18 months after shipment of products. As of June 30, 2010 and December 31, 2009, retainage held by customers included in the Company’s accounts receivable is as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Retainage
Current	$5,687,363	$2,409,971
Non-current	2,380,582	1,523,395
Total retainage	$8,067,945	$3,933,366

The following represents the changes in the allowance for doubtful accounts:

	June 30, 2010	December 31,2009
	(unaudited)
Balance, beginning of the period	$908,338	$1,163,457
Additions to the reserve	187,244	-
Recovery of amounts previously reserved	-	(254,963)
Foreign currency translation adjustment	14,494	(156)
Balance, end of the period	$1,110,076	$908,338

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 4 – Inventories, net

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$4,009,804	$2,497,225
Work-in-progress	3,592,163	1,398,973
Finished goods	11,205,878	5,783,576
Semi-finished products	870,958
Total	19,678,803	9,679,774
Less: Inventory Allowance	(434,744)	(432,973)
	$19,244,059	$9,246,801

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. As of June 30, 2010, management determined an obsolescence in raw materials; therefore, $434,744 continued to be reserved as inventory allowance.

Note 5 –Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$20,681,452	$14,219,087
Machinery and equipment	26,049,756	19,932,240
Motor vehicles	2,589,360	2,125,653
Office equipment	1,122,442	782,764
Construction in progress	926,360	1,299,471
Total	51,369,370	38,359,215
Less: Accumulated depreciation	(11,592,764)	(9,890,349)
Plant and equipment, net	$39,776,606	$28,468,866

The Company expects to complete the construction in the third quarter of 2010 and has no major capital commitment as of June 30, 2010. Depreciation expense was $888,911and $390,048 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, depreciation expense was $1,655,195 and $698,114, respectively.

Note 6 – Goodwill

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

The Company acquired 100% assets of Hanwei Valve with a total cash consideration of approximately $19.6 million on April 8, 2010. The fair value of the assets of Hanwei Valve was valued at approximately $8.5 million on the acquisition date; the Company recognized $11,102,425 goodwill through the said acquisition.

As of June 30, 2010 and December 31, 2009, the carrying value of goodwill amounted to $ 31,999,311 and $20,811,767, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill
Balance, December 31, 2009	$20,811,767
Goodwill purchased	11,102,425
Foreign currency translation adjustment	85,119
Balance, June 30, 2010 (unaudited)	$31,999,311

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Patents	$2,604,908	$62,256
Software	1,604,817	1,598,280
Land use rights*	18,854,396	8,330,649
Total	23,064,121	9,991,185
Less: Accumulated amortization	(680,138)	(352,005)
Intangibles, net	$22,383,983	$9,639,180

*

Land use rights consist of land use rights of $769,997 acquired as part of the acquisition of Taide Wote Valve; $1,063,712 was acquired as part of the acquisition of Yangzhou Rock Lock Valve, $5,749,355, acquired as part of the acquisition of Able Delight (Changsha) Valve,$3,676,608 acquired as part of the acquisition of Hanwei Valve and land use rights of $7,594,724 transferred from the Casting Company under the escrow agreement by issuing 2,750,000 shares of common stock.

The gross amount of the intangible assets amounted to $23,064,121 and $9,991,185 as of June 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 39.6 years.

Amortization expense was $186,354 and $81,847 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $325,362 and $105,081 for the six months ended June 30, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	Estimated Amortization	Net
Years ended June 30,	Expense	carrying Amount
2010	$1,301,448	$21,082,535
2011	1,301,448	19,781,087
2012	1,301,448	18,479,639
2013	1,301,448	17,178,191
2014	1,301,448	15,876,743
Thereafter	15,876,743	-
Total	22,383,983

Note 8 – Loans

SHORT TERM LOANS:	June 30, 2010	December 31, 2009
	(unaudited)
Citic bank, Zhengzhou branch
Due August 2010 and 2009 annual interest at 5.841%,
guaranteed by Kaifeng Cast Iron Co., Ltd.	$2,946,000	$2,934,000
Unrelated third parties, non-secured, ranging from non-interest
bearing to annual interest at 10.00%, due on demand	2,498,237	1,302,995
Local Bureau of Finance, Kaifeng City.
no expiration date, non-interest bearing and unsecured	814,569	811,251
Total short term loans	$6,258,806	$5,048,246

Total interest incurred for the three months ended June 30, 2010 and 2009 amounted to $49,005 and $175,073 respectively and for the six months ended June 30, 2010 and 2009 amounted to $84,902 and $268,922, respectively. Capitalized interest amounted to $0 and $35,068 for the three months ended June 30, 2010 and 2009, respectively; and amounted to $0 and $100,186 for the six months ended June 30, 2010 and 2009, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8 – Loans (continued)

As of June 30, 2010, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Fluid is incorporated in Hong Kong. China Fluid did not earn any income that was derived in Hong Kong for the six months ended June 30, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the company do not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve Taizhou Wote, Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Able Delight is subject to an income tax at a reduced rate of 12.5%, which is the last year of tax benefit period before subjecting to a full 25% tax rate. Hanwei Valve is subject to an income tax at rate of 15%.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended, June 30 (unaudited)

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
(Non-taxable income) Non-deductible
expenses (1)	(0.3)	67.4
China income tax exemption	(2.9)	-
Total provision for income taxes	21.8%	92.4%

(1) This represents general expenses (income) incurred by Henan Tonghai Fluid, and China Valve Fluid, Hong Kong that are not deductible/taxable in the PRC for the three months ended June 30, 2010 and 2009.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 9 - Taxes (continued)

	For the six months ended, June 30
	(unaudited)
	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
Non-deductible expenses (1)	1.3	30.0
China income tax exemption	(3.2)	-
Total provision for income taxes	23.1%	55.0%

(1) This represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the six months ended June 30, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $77,448,394 as of June 30, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $8,277,515 and $2,331,153 for the three months ended June 30, 2010 and $5,609,401 and $2,546,856 for the three months ended June 30, 2009, respectively. VAT on sales and VAT on purchases in China amounted to $12,503,028 and $3,296,413 for the six months ended June 30, 2010, $7,261,870 and $3,480,594 for the six months ended June 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
VAT payable	$2,598,771	$732,106
Income tax payable	3,590,965	1,507,849
Other taxes payable	134,995	53,391
Total taxes payable	$6,324,731	$2,293,346

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $28.4 million and $14.5 million as of June 30, 2010 and December 31, 2009, respectively.

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

Note 11 - Commitments and contingencies

Lease Agreement

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of June 30, 2010, prepaid rental of $432,573 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $29,076.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 11 - Commitments and contingencies (continued)

For the three months ended June 30, 2010 and 2009, total lease expense, including amounts included in cost of sales, was $75,315 and $85,779, respectively. Total lease expense, including amounts included cost of sales, for the six months ended June 30, 2010 and 2009 was $168,351 and $171,487, respectively.

The future minimum lease payments at June 30, 2010 are as follows:

Amount
Year ending December 31, 2010	$168,351
Year ending December 31, 2011	336,701
Year ending December 31, 2012	372,347
Year ending December 31, 2013	29,092
Year ending December 31, 2014	20,962
Total	$927,453

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. On August 14, 2009, the parties to the Make Good Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. The Company had met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the year ended December 31, 2009 and 2008, respectively.

Note 12 – Related party transactions

The Company had the following significant related party transactions as of June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Other receivable – related party: receivable from
one officer, unsecured, interest-free.	$71,138	$-
Purchase deposit – related party, High Pressure
Valve Co.	-	385,066
Accounts payable - related party, High Pressure
Valve Co. Ltd, a company under common
control.	(226,049)	-
Other payable - related party: cash advance from
officers, unsecured, interest-free, due upon
demand	(1,505,314)	(1,891,870)
Total	$(1,660,225)	$(1,506,804)

On August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. The Company placed 2,750,000 shares of common stock in escrow, valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement. The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company recorded additional paid in capital of $9,834,000. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the three and six months ended June 30, 2010, total rental income from the Casting Company amount to $100,000 and $200,000, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

On January 7, 2010, the Company entered another securities purchase agreement to sell a total of 2,414,113 shares of common stock, par value $0.001 per share for an aggregate purchase price of $21,727,017 gross proceeds. Subtracting placement agent fees, legal and other expenses, net proceeds amounted to $20,540,666. The shares are priced at $9.00 per share. The Purchasers also receive warrants to purchase an aggregate of 362,116 shares of common stock (subject to adjustment in certain circumstances) at an exercise price of $9.00. The warrants are exercisable for 30 days beginning on the date of the initial issuance of the warrants.

WARRANTS

2008 placement agent warrants

At the closing of the 2008 private placement, as part of the compensation to the placement agent, the Company issued warrants to the placement agent to acquire 587,249 shares of common stock. The warrants have a strike price equal to $4.29 and a term of 3 years. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the RMB, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions: volatility of 75%; risk free interest rate of 2.64%; dividend yield of 0% and expected term of 3 years. The volatility of the Company’s common stock was estimated by management averaging its own volatility and three other comparable companies’ volatility, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants. The value of the warrants was based on the Company’s common stock price of $3.576 on the date the warrants were issued.

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

On April 7, 2010, another 82,567 warrant shares were exercised into 82,567 shares of common stock. The Company valued the conversion on the exercise date, and recorded a $280,928 loss from changes in fair value of derivative in the income statement. A total of $786,819 of carrying value and derivative liability had been reclassified into equity.

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
June 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

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

As of June 30, 2010 and December 31, 2009, warrant liabilities amount to $891,219 and $1,730,837, respectively. The Company recorded a total gain of $789,670 and a total loss of $634, in the Company’s statements of operations related to the change in fair value of warrants for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, a total loss of $564,504 and $400,634, related to the change in fair value of warrants were recorded, respectively.

Warrants issued and outstanding, all of which are exercisable at June 30, 2010,

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2008	637,249	$4.42	2.60
Granted	50,000	9.00	0.12
Forfeited	-
Exercised	(352,349)	4.29
Balance, December 31, 2009	334,900	$5.26	1.15
Granted	362,116	9.00
Forfeited	(3,334)	9.00
Exercised	(501,551)	8.13
Balance, March, June 30, 2010 (unaudited)	192,131	$4.74	0.98

As of June 30, 2010, only 142, 131 shares of 2008 placement agent warrants and 50,000 shares of CCG warrants remains outstanding.

STOCK COMPENSATION

In connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfilment of specified earnings targets. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, SiPing Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the three and six months ended June 30, 2010 as it did for the corresponding periods in prior year.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

On June 29, 2009, the Company granted one of its independent directors 5,000 shares of restricted common stock. The stock will vest on January 1, 2011. The Company valued the fair value of the stock grant at $22,500 based on the shares issued and the stock price of $4.50 on June 29, 2009. The $22,500 stock compensation will be amortized over a 2 year period. A $2,813 and $5,625 was expensed as compensation expense for the three and six months ended June 30, 2010.

On June 29, 2009, the Company granted options to the Company’s independent directors to purchase a total of 50,000 shares of common stock. 27,500 options, expires 5 years from the date of grant, are exercisable at a price of $6.00 per share; and 22,500 options, expires 4.4 years from the date of grant, are exercisable at a price of $8.00 per share. On June 30, 2009, the Company granted options to the Company’s officer to purchase a total of 50,000 shares of common stock. This 50,000 options, expires 3.0 years from the date of grant, are exercisable at a price of $6.00. The $172,771 fair value of the 100,000 stock options are expensed ratably over the service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $6.00 (for 27,500 stock options), $8.00 (for 22,500 stock options) and $6.00 (for 50,000 stock options), expected life of options of 2 years( for 27,500 stock options), 2 years( for 22,500 stock options) and 3 years (for 50,000 stock options) expected volatility of 107%, expected dividend yield of 0%, and risk-free interest rate of 1.11% (for 27,500 stock options), 1.11% (for 22,500 stock options) and 1.64% (for 50,000 stock options).

On May 28, 2010, the Company’s CFO resigned and the 50,000 options granted to her were forfeited.

For the three and six months ended June 30, 2010, $11,924 and $32,171 were amortized and recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:

		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.56
Forfeited	(50,000)	6.00	-
Exercised
Balance, June 30, 2010 (unaudited)	50,000	$7.04	$121,500

Following is a summary of the status of options outstanding at June 30, 2010 (unaudited):

Outstanding Options			Exercisable Options
		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	9,167	4.00	$6.00	18,333	4.00
$8.00	11,249	3.40	$8.00	11,251	3.40
Total	20,416			29,584

The aggregate intrinsic value of exercisable shares amounts to $76,012 as of June 30, 2010.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

On April 24, 2009, the Company’s Board of Directors approved a one-for-two reverse split (the “Reverse Split”) of the Company’s common shares. On July 24, 2009, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of the State of Nevada that effects the reverse split. Shareholders are not entitled to receive fractional shares as a result of the Reverse Split. Any fractional shares will be rounded up to the next highest whole share.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on August 13, 2009.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,

Basic earnings per share	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to
holders of common shares	$14,295,607	$212,711	$20,911,832	$3,180,062
Basic weighted average number
of common shares outstanding	34,634,710	31,393,701	34,447,460	30,133,048

Basic earnings per share	$0.41	$0.01	$0.61	$0.11

	Three months ended June 30,		Six months ended June 30,

Dilutive earnings per share	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$14,295,607	$212,711	$20,911,832	$3,180,062
Basic weighted average number of common shares outstanding	34,634,710	31,393,701	34,447,460	30,133,048
Warrants	152,327	4,506	201,096	5,700
Stock compensation	33,418	-	42,938	-
Dilutive weighted average number of common shares outstanding	34,820,455	31,398,207	34,691,494	30,138,748

Dilutive earnings per share	$0.41	$0.01	$0.60	$0.11

The warrants issued in 2008 with an exercise price of $4.29, 50,000 warrants issued in 2007 with an exercise price of $6.00, and investor warrants issued in 2009 and 2010 have been included in the diluted earnings per share calculation for the six months ended June 30, 2010. For the three months ended June 30, 2010, only warrant issued in 2008 and 2007 have been included in the diluted earnings per share calculation due to their dilutive nature.

As described in Note 13, the Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June 29th and June 30th, 2009. The stock compensations are included in the diluted earnings per share for the three and six month period ended June 30, 2010 due to its dilutive nature.

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
June 30, 2010
(Unaudited)

Note 15 - Geographic and product lines (continued)

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Three months Ended June 30,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
Power Supply	$15,731	$7,969
Petrochemical and Oil	16,101	4,070
Water Supply	10,818	8,807
Metallurgy	2,166	1,632
Other	4,441	2,468
Total sales revenue	$49,257	$24,946

	Six months Ended June 30,
(in thousands)	2010	2009
	(Unaudited)	(Unaudited)
Power Supply	$24,464	$12,890
Petrochemical and Oil	22,084	6,220
Water Supply	18,474	13,935
Metallurgy	2,856	2,817
Other	8,164	6,651
Total sales revenue	$76,042	$42,513

	Three months ended June 31,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
China	$47,507	$23,065
International	1,750	1,881
Total sales revenue	$49,257	$24,946

	Six months ended June 31,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
China	$72,977	$38,519
International	3,065	3,994
Total sales revenue	$76,042	$42,513

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

Yangzhou Rock acquisition

On January 13, 2010, a subsidiary of the Company completed the acquisition of 100% of the assets of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"), for a total cash consideration of $7.3 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included the following:

Yangzhou Rock	Fair Value	Assumed by the Company
Inventory	$1,739,573	$1,793,573
Non current assets	4,419,118	4,419,118
Total assets	6,158,691	6,158,691
Total liabilities	-	-
Net assets	$6,158,691	$6,158,691

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 16 – Business combinations (continued)

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $1.0 million in other income in the current period.

Able Delights acquisition

On February 3, 2010, a subsidiary of the Company completed the acquisition of 100% of the assets of Able Delight for a total cash consideration of $15.0 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Assets acquired included the following:

Able Delight	Fair Value	Assumed by the Company
Inventory	$4,944,755	$4,944,755
Buildings and equipment	10,113,703	10,113,703
Total assets	15,058,458	15,058,458
Total liabilities	-	-
Net assets	$15,058,458	$15,058,458

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $0.02 million in other income in the current period.

Hanwei Valve acquisition

On April 8, 2010, the Company acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd. ("Hanwei Valve"), which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $19.6 million pursuant to an Asset Transfer Agreement

		Assumed by
Hanwei Valve	Fair Value	the Company
Inventory	$1,814,810	$1,814,810
Non current assets	6,692,795	6,692,795
Goodwill purchased	11,102,425	11,102,425
Total assets	19,610,030	19,610,030
Total liabilities	-	-
Net assets	$19,610,030	$19,610,030

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a goodwill of approximately $11.1 million in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of our company, its directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties include, but are not limited to, the factors mentioned in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, and other risks mentioned in this Form 10-Q or in our other reports filed with the Securities and Exchange Commission, or the SEC, since the filing date of our Annual Report on Form 10-K for the year ended December 31, 2009.

     Although these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. You should take note of any future statements made by us or on our behalf.

     The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers our unaudited consolidated results of operations for the three and six month periods ended June 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Able Delight” are references to Able Delight (Changsha) Valve Co., Ltd., incorporated in the People’s Republic of China;

  “China Fluid Equipment” are references to China Fluid Equipment Holdings Limited, incorporated in Hong Kong;

  “China Valves,” the “Company,” “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and our PRC and other subsidiaries;

  “China Valve Hong Kong” are references to China Valve Holdings Limited, incorporated in Hong Kong;

  “China Valve Samoa” are references to China Valve Holdings Limited, incorporated in Samoa;

  “China ” and “PRC” are references to the People’s Republic of China;

  “$” are references to the legal currency of the United States.

  “Hanwei Valves” are references to Shanghai Pudong Hanwei Valve Co., Ltd., incorporated in People’s Republic of China;

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

  “Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;

  “The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;

  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and

  “Zhengdie Valve” are references to Zhengzhou City Zhengdie Valve Co., Ltd.;

Our Company

We develop, manufacture and distribute over 800 models of high quality metal valves for a variety of different industries including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries. According to the China Valves Industry Association, we are the leader in valve sales for the thermal power and water supply industries. We are located in Kaifeng, Henan Province, China and conduct business throughout China, Southeast Asia, the Middle East and Europe. Our production facility in Kaifeng has an area of approximately 110,000 square meters.

As a result of growth in urbanization and heavy industrialization throughout all of China, the Chinese valve market is expected to increase at an annual rate of more than 30% for the next few years according to the China Valve Industry Association’s research in 2009. We believe that demand for valves will be driven primarily by the energy and water sectors with operations and projects in urban centers. The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, sewage treatment, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standards. We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our company, especially as China’s valve market keeps growing and developing. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our product offerings and increase our market share in response to industry demands.

According to the China Daily, the Chinese government has committed to launch more projects related to people’s livelihood and infrastructure and decided to invest RMB100 billion ($14.49 billion) in these projects, starting in the fourth quarter of 2008. The actions taken by the Chinese government should significantly increase the demand for valve products which are essential for infrastructure construction and will provide market opportunities for us. The government’s support of infrastructure development will increase expenditures on a number of major projects including a major West-to-East Gas Pipeline Project, post-earthquake reconstruction in Qinghai province, a South-to-North Water Diversion Project, and upgrade of urban area infrastructure.

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

In addition, although the financial crises have affected Chinese enterprises that rely on overseas markets, we have not been materially affected as less than 5% of our revenue is generated from exports and the relatively strong domestic market demand has positioned us to continue to grow notwithstanding the current financial crisis.

We believe that the recent financial crisis in the US and Europe should not have any materially negative impact on our business, and we believe that we will benefit from the stimulus plan of the central government of China.

Recent Developments

On January 13, 2010, Henan Tonghai Fluid Equipment Co, Ltd acquired 100% of the assets of Yangzhou Rock Valve Lock Technology Co. Ltd., or Yangzhou Rock for $7.3 million in cash resulting in Yangzhou Rock becoming an operating subsidiary. See Note 16- business combinations for details.

On February 3, 2010, China Fluid Equipment Holdings Limited ("China Fluid"), entered into an asset purchase agreement with Able Delight Investment Limited to purchase all of the assets of Able Delight (Changsha) Valve Co., Ltd. ("Able Delight") for a cash price of $15.0 million resulting in Able Delight (Changsha) Valve becoming an operating subsidiary. See Note 16- business combinations for details.

On April 8, 2010, the Company acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd. ("Hanwei Valve"), which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $19.6million pursuant to an asset transfer agreement.

Our Organizational Structure

The following chart reflects our organizational structure for our subsidiaries as of the date of this Annual Report.

Second Quarter Financial Performance Highlights

During the second quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The valve industry continued to expand during the second quarter of 2010 in large part due to Chinese government policies designed to stimulate the economy and improve infrastructure throughout China, and growth in urbanization and industrialization throughout China.

The following are some financial highlights for the second quarter of 2010:

  Sales Revenue: Sales revenue increased $24,311,067, or 98%, to $49,257,487 for the second quarter of 2010 from $24,946,420 for the same period last year.

  Gross Profit: Gross profit was 47% for the second quarter of 2010, compared with 50% for the same period in 2009.

  Net Income: Net income increased $14,082,896, or 6621%, to $14,295,607 for the second quarter of 2010, from $212,711 for the same period of last year.

  Fully diluted net income per share: Fully diluted net income per share was $0.41 for the second quarter of 2010, compared with $0.01 for the same period last year.

Results of Operations

Results of operations for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.

	Three months Ended June 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$49,257	$24,946	$24,311	98%
Cost of sales	26,273	12,452	13,821	111%
Gross Profit	22,985	12,495	10,490	84%
Operating expenses:
Research and development costs	81	17	64	371%
Non-cash stock compensation expense	12	7,499	(7,487)	-99%
Sales and marketing expenses	2,778	1,800	(978)	54%
General and administrative expenses	3,020	1,197	1,822	152%

Total operating expenses	5,891	10,514	(4,623)	-44%

Operating income	17,094	1,981	15,113	763%
Finance costs, net	31	55	(23)	-43%
Other expenses (income)	(431)	(879)	448	51%
Gain from acquisition
Change in fair value of warrant liabilities	(790)	634	(790)	-124654%
Income taxes	3,988	2,592	1,396	54%

Net income	$14,296	$213	$14,083	6621%

	Three months Ended
	June 30,
	2010	2009
Sales revenue	(in thousands)
Gate valves	$7,243	$7,442
Check valves	2,578	941
Global valves	1,576	2,055
Safety valves	562	547
Butterfly valves	22,287	9,643
Ball valves	9,802	1,409
Vent valves	93	19
Other valves and accessories	5,116	2,890
Total sales revenue	$49,257	$24,946

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three months Ended
	June 30,
	2010	2009
	(in thousands)

Power Supply	$15,731	$7,969
Petrochemical and Oil	16,101	4,070
Water Supply	10,818	8,807
Metallurgy	2,166	1,632
Other areas	4,441	2,468
Total sales revenue	$49,257	$24,946

Sales Revenue

Our sales revenue for the three months ended June 30, 2010 amounted to $49.3 million, which is approximately $24.3 million, or 98% more than that for the same period in 2009, when we had revenue of $24.9 million. Of the total sales increase, 84%was contributed by the three new operating subsidiaries that the Company acquired in 2010, the remaining 16% was primarily attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations in high temperature high pressure power station gate valves and two-way metal sealing butterfly valves, which are popular among our customers, also contributed to sales volume increases as compared to sales in the same period last year. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our revenue also increased as a result of the $20.5 million in revenue contributed from our recently acquired subsidiaries, Yangzhou Rock, Changsha Valve and Shanghai Hanwei.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $26.3 million for the three month period ended June 30, 2010, an increase of $13.8 million, or 111%, as compared with $12.5 million for the three month period ended June 30, 2009. Cost of sales as a percentage of total revenues were 53% and 50% for the three month periods ended on June 30, 2010 and 2009, respectively, with an increase of approximately 3%. The increase was in line with the increase of sales revenues and can also be attributed to the higher material costs and production costs from the newly acquired subsidiaries as these entities generally manufacture valves with higher costs.

Gross Profit

Gross profit was $23 million for the three months ended June 30, 2010, an increase of $10.5 million, or 84%, as compared with $12.5 million for the three month period ended June 30, 2009. Our gross profit percentage decreased to 47% as compared to 50% in 2009. The decrease in gross profit percentage is a result of the acquisition of the three new subsidiaries as they all have lower gross profit compared to old subsidiaries, which are Henan Kaifeng, Zhengzhou Zhengdie, and Tai De. Three key factors that affect gross profit of new subsidiaries are poorer production management technique resulting in higher production costs, less purchase bargaining power resulting in higher raw material costs, and production of valves that generally have lower gross profit margin, such as ball valves. Because newly acquired subsidiaries were under a different production management style which may not be as cost efficient as our other subsidiaries’ with more mature and advanced production management methodology and production techniques thus resulting in higher production costs. In addition, the new subsidiaries still purchase raw materials such as steel and casting locally and individually, which results in higher prices due to limited bargaining power. Hence, overall gross profit margin decreased.

Three Month Ended June 30,2010

		% of Group	Gross Profit
	Sales	Sale	Margin
	(in thousands)
Henan Kaifeng	14,275	29%	46%
Zhengzhou ZhengDie	12,698	25%	54%
Tai De	1,730	4%	53%
Changsha	9,639	19%	41%
Yangzhou	2,223	5%	44%
Hanwei	8,692	18%	41%

Sales and Marketing Expenses

Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2.8 million for the three month period ended June 30, 2010, compared with $1.8 million for the period ended June 30 ,2009, a increase of $1 million, or approximately 54%, due to increased sales resulting in higher commission expenses.

General and Administrative Expenses

Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses and depreciation, and bad debt expenses, were $3.0 million for the three month period ended June 30, 2010, compared with $1.2 million for the period ended June 30, 2009, a increase of $1.8 million, or approximately 152%. This increase was primarily attributable to the newly acquired three subsidiaries.

Income from Operations

Income from operations was $17.1 million for the three month period ended June 30, 2010, compared with $2.0 million for the period ended June 30, 2009, an increase of $15.1 million, or approximately 763% primarily due to the Company recording a stock compensation expense from the 2008 Make Good Escrow Agreement for the period ended June 30, 2009. As described in Note 13 to the Company’s June 30, 2010 consolidated financial statements, in connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfilment of specified earnings targets. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO SiPing Fang’s escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the three months ended June 30, 2010 as it did for the corresponding period in 2009.

Not considering the non-cash stock compensation expense of $7.49 million in for the three months ended June 30, 2009, the increase of income from operation for the three months ended June 30, 2010 is $7.6 million, or 80%, as compared to the same period in 2009. The increase was primarily attributable to an increase in sales from organic growth as well as sales contributed from the Company’s three new subsidiaries. Income from operations as a percentage of sales decreased to 35% for the period ended June 30, 2010 as compared to 38% for the same period in 2009 as gross profit decreased from 50% to 47% after acquiring three new subsidiaries.

Other (income) expenses

Total other income was $431 thousand for the three month period ended June 30, 2010, compared with $879 thousand for the period ended June 30, 2009. The financial expenses for the three month period ended on June 30, 2010 and 2009 were $31.4 thousand and $54.7 thousand respectively.

Income taxes

We incurred income taxes of $4 million for the three month period ended June 30, 2010. This is an increase of $1.4 million, or 54%, from the income taxes we incurred in the 2009 period, which were $2.6 million. We incurred more taxes in the three months ended June 30, 2010 mostly because of the higher assessable income in the three month period ended on June 30, 2010 compared to 2009.

Results of operations for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

	Six Months Ended
	June 30,
	(unaudited)
	2010	2009	$	Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$76,042	$42,513		$33,529	79%
Cost of sales	39,197	21,374		17,824	83%
Gross Profit	36,845	21,140		15,705	74%
Operating expenses:
Research and development costs	155	23		132	579%
Non-cash stock compensation expense	32	7,499		(7,467)	-99%
Sales and marketing expenses	4,212	2,915		1,297	45%
General and administrative expenses	6,019	3,759		2,260	60%

Total operating expenses	10,418	14,196		(3,778)	-26%

Operating income	26,426	6,944		19,483	281%
Finance costs, net	66	126		(60)	-48%
Other expenses (income)	(396)	(641)		246	38%
					100
Gain from acquisition	(1,016)	-		(1,016)%
Change in fair value of warrant liabilities	565	401		164	41%
Income taxes	6,296	3,878		2,418	62%

Net income	$20,912	$3,180		$17,732	558%

	Six Months Ended June 30,
	2010	2009
Sales revenue	(in thousands)
Gate valves	$12,360	$12,708
Check valves	4,319	1,722
Global valves	2,963	3,325
Safety valves	810	1,109
Butterfly valves	34,873	15,709
Ball valves	11,716	2,606
Vent valves	165	26
Other valves and accessories	8,836	5,308
Total sales revenue	$76,042	$42,513

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Power Supply	$24,464	$12,890
Petrochemical and Oil	22,084	6,220
Water Supply	18,474	13,935
Metallurgy	2,856	2,817
Other areas	8,164	6,651
Total sales revenue	$76,042	$42,513

Sales Revenue

Our sales revenue for the six months ended June 30, 2010 amounted to $76 million, which is approximately $33.5 million or 79% more than that of the same period in 2009, when we had revenue of $42.5 million. 61% of the sales increased was contributed by the three new operation subsidiaries the Company acquired in 2010, the remaining 18% growth in sales revenue was primarily attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves, which are popular among our customers, also contributed to sales volume increases as compared to sales in the same period last year. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our revenue also increased as a result of the $25.9 million in revenue contributed from our recently acquired subsidiaries, Yangzhou Rock, Changsha Valve and Hanwei Valve.

Cost of Sales

Cost of sales was $39.2 million for the six month period ended June 30, 2010, an increase of $17.8 million or 83%, as compared with $21.3 million for the six month period ended June 30, 2009. Cost of sales as a percentage of total revenues were 52% and 50% for the six month periods ended on June 30, 2010 and 2009, respectively, with an increase of approximately 2%. The increase was inline with the increase of sales revenues and also attributed to the increase of the cost of raw materials and management costs for those newly acquired entities.

Gross Profit

Gross profit was $36.8 million for the six months ended June 30, 2010, an increase of $15.7 million or 74%, as compared with $21.1 million for the six month period ended June 30, 2009. Our gross profit percentage decreased to 48% as compared to 50% in 2009. The decrease in gross profit percentage is a result of the fact that the increase of the cost of sale resulted mainly from the increase of raw materials and acquisition of the three new subsidiaries as they all have lower gross profit compared to the old subsidiaries, which are Henan Kaifeng, Zhengzhou Zhengdie, and Tai De. Three key factors that affect the gross profit of the new subsidiaries are poorer production management technique resulting in higher production costs, less purchase bargaining power resulting in higher raw material costs, and production of valves that generally have lower gross profit margin, such as ball valves. Because newly acquired subsidiaries were under a different production management style which may not be as cost efficient as our other subsidiaries’ with more mature and advanced production management methodology and production techniques, thus resulting in higher production costs. In addition, the new subsidiaries still purchase raw materials such as steel and casting locally and individually, which results in higher prices due to limited bargaining power, hence, overall gross profit margin decreased.

Six Month Ended June 30, 2010

		% of Group	Gross Profit
	Sales	Sale	Margin
	(in thousands)
Henan Kaifeng	24,793	32%	47%
Zhengzhou ZhengDie	22,752	30%	55%
Tai De	2,632	4%	52%
Changsha	13,367	18%	42%
Yangzhou	3,806	5%	46%
Hanwei	8,692	11%	41%

Sales and Marketing Expenses

Sales and marketing expenses were $4.2 million for the six month period ended June 30, 2010, compared with $2.9 million for the period ended June 30, 2009, a decrease of $1.3 million or approximately 45% due to increased sales resulting in higher commission expenses.

General and Administrative Expenses

Our general and administrative expenses were $6.0 million for the six month period ended June 30, 2010, compared with $3.8 million for the period ended June 30, 2009, an increase of $2.3 million, or approximately 60%. The increase was primarily attributable to the three newly acquired subsidiaries.

Income from Operations

Income from operations was $26.4 million for the six month period ended June 30, 2010, compared with $6.9 million for the period ended June 30, 2009, an increase of $19 million, or approximately 281%. As explained in the income from operations analysis for the three months ended June 30, 2010, the Company did not record compensation expense for Mr. Fang for the six months ended June 30, 2010 as it did for the corresponding period in 2009. Thus, not considering the non-cash stock compensation expense of $7.49 in for the six months ended June 30, 2009, the increase in income from operations for the six months ended June 30, 2010 is $12.0 million, or 83%, as compared to the same period in 2009. The increase was primarily attributable to an increase in sales from organic growth as well as sales contributed from the Company’s three new subsidiaries.

Other (income) expenses

Total other income was $396 thousand for the six month period ended June 30, 2010, compared with income of $641 thousand for the period ended June 30, 2009. The financial expenses for the six month period ended on June 30, 2010 and 2009 were $66 thousand and $126 thousand respectively.

Income taxes

We incurred income taxes of $6.3 million for the six month period ended June 30, 2010. This is an increase of $2.4 million, or 62%, from the income taxes we incurred in the 2009 period, which were $3.9 million. We incurred more taxes in the six months ended June 30, 2010 mostly because of the higher assessable income in the six month period ended on June 30, 2010 compared to 2009.

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

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises (“FIEs”). and various local income tax laws (the Income Tax Laws). Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises. The standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

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

Net Income

We earned net income of $20.9 million for the six month period ended June 30, 2010. This is an increase of $17.7 million or approximately 558 % from the period ended June 30, 2009 which had a net income of $3.2 million. This increase was primarily attributable to increased sales, gross margin and decreased overall costs in the period.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $13.4 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Six months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	5,149	15,314
Net cash used in investing activities	(31,096)	(7,249)
Net cash provided by/ (used in) financing activities	24,534	(4,700)
Effect of exchange rate changes on cash and cash equivalents	290	(97)
Net (decrease)/Increase in cash and cash equivalent	(1,123)	3,268
Cash and cash equivalents at the beginning of period	14,485	16,428
Cash and cash equivalents at the end of period	13,362	19,696

The Company currently generates its cash flow through financing activities and used much cash in investing activities. The decline of the cash flow from operations was due to increased of trade receivables and inventories from the increased sales in the second quarter of 2010, the new subsidiaries, as well as the expected increase of sales during the third quarter of 2010. In 2010, we continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided in operating activities was $5 million in the six months ended June 30, 2010, compared with net cash provided by operating activities of $15 million in the same period in fiscal year 2009. The change of $10 million in operating activities was primarily due to increased of trade receivables and inventories from the increased sales in the second quarter of 2010, the new subsidiaries acquired, as well as the expected increase of sales during the third quarter of 2010.

Investing Activities

Net cash used in investing activities increased to $31 million in the six months ended June 30, 2010, compared with $7 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended June 30, 2010, was primarily used for acquisitions.

Financing Activities

Net cash provided by financing activities was $25 million in the six months ended June 30, 2010, compared with net cash used in finance activities of $5 million in the same period in fiscal year 2009. The increase in net cash is attributable to cash from the public offering of securities and the exercise of outstanding warrants.

As of June 30, 2010, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the six months ended June 30, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Six months Ended June 30,
	2010	2009
	(in thousands)
Construction costs	-	2,552
Purchase of equipment	2,330	4,233
Acquisition and investment	28,546
Total capital expenditures	30,876	6,785

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

The Company received aggregate gross proceeds of approximately $24.7 million from the two registered direct offerings. In addition, the Company received an additional $3.2 million gross from the exercise of warrants issued in such financing. The proceeds of the financing and the warrant exercises have or will be used for working capital and certain identified acquisitions.

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2010:

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Short-term loans	6,259	6,259	-	-	-
Minimum Lease payments	927	337	555	35	-
Future interest payment on short-term bank loans	29	29	-	-	-
Total	7,215	6,625	555	35	-

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. According to the Make Good Escrow Agreement, each of the calendar years 2008, 2009 and 2010, 4,194,344 shares should be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.369 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.497. On August 14, 2009, the parties to the Make Good Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. We have met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the years ended December 31, 2009 and 2008, respectively.

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of June 30, 2010.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in USD; because the Company’s functional currency is the RMB, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants the Company used level 3 inputs for its valuation methodology.

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company adopted this standard and the adoption of this standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have any significant impact on its consolidated financial statements.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows, historically, have not been subject to seasonal variations. This pattern may change as a result of new market opportunities or new product introductions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Siping Fang and Mr. Renrui Tang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Fang and Mr. Tang concluded that its disclosure controls and procedures may not be effective at the reasonable assurance level as of June 30, 2010 due to our current accounting staff being relatively new and inexperienced, and needing substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in ineffective top level review and analysis of the Company’s year-end evaluation of the Company’s inventory and AR allowance.

Changes in Internal Control over Financial Reporting

The management of the Company is focusing on the continuous improvement of internal control in order to be in compliance with the requirements under Section 404 of the Sarbanes-Oxley Act. Henan Kai Feng High Pressure Valve Co., Ltd. installed Kingdee inventory management system in May 2010, the purpose of which was to achieve the goal of information technical general control instead the original manual control of inventory. Able Delight (Changsha) Valve Co., as the pilot of the Group, is implementing the SAP’s ERP system supplied and maintained by Freudenberg IT, who has IT expertise and process knowledge based on over 30 years in the market and over 1,000 customer projects for small and medium-sized enterprises. The pilot project cost a total amount of RMB 2.9 million (equivalent to $423,000) with annual maintenance fees of RMB 100,000 (or equivalent to $15,000). With the success of the pilot project, all Group entities will adopt the ERP system.

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

DATED: August 11, 2010

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