Form 10-Q
period 2010-09-30
CHINA VALVES TECHNOLOGY, INC
filed 2010-11-15
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Yes [ X ]             No [    ]

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]          No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,642,876 shares of common stock, par value $0.001 per share, outstanding on November 10, 2010.

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,387,646	$14,485,408
Restricted cash	1,321,429	1,047,389
Notes receivable	650,709	414,193
Accounts receivable, net of allowance for doubtful accounts of $1,118,000 and $908,338 as of September 30, 2010 and December 31, 2009, respectively	74,524,480	32,341,042
Other receivables	5,257,317	4,481,610
Other receivables -related party	149,700	-
Inventories, net	20,216,280	9,246,801
Purchase deposits and prepaid expense	2,310,480	1,567,960
Advances on inventory purchases - related party	377,979	385,066
Rental prepayment - short-term	308,888	307,630
Total current assets	113,504,908	64,277,099

PLANT AND EQUIPMENT, net	41,252,690	28,468,866

OTHER ASSETS:
Accounts receivable - retainage, long term	5,616,060	1,523,395
Deposit for acquisition	-	13,215,650
Advances on equipment purchases	526,627	654,931
Rental prepayment - long-term	36,623	307,630
Long term receivable	-	440,100
Goodwill	32,520,685	20,811,767
Intangibles, net of accumulated amortization	22,558,054	9,639,180
Other investments, at lower of cost or market	780,149	764,515
Total other assets	62,038,198	47,357,168

Total assets	$216,795,796	$140,103,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$13,260,729	$6,953,499
Short term loans	2,188,439	5,048,246
Other payables	3,487,444	2,662,930
Other payables - related parties	1,705,639	1,891,870
Notes payable	-	733,500
Accrued liabilities	2,783,728	2,033,626
Customer deposits	7,257,010	3,325,906
Customer deposits - related parties	149,700	-
Taxes payable	5,900,061	2,293,346
Warrant liabilities	589,348	1,730,837
Total current liabilities	37,322,098	26,673,760

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 34,642,876 shares and 31,727,212 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	34,642	31,726
Additional paid-in-capital	96,189,914	70,534,943
Statutory reserves	9,339,320	5,534,575
Retained earnings	64,160,852	31,176,227
Accumulated other comprehensive income	9,748,970	6,151,902
Total shareholders' equity	179,473,698	113,429,373

Total liabilities and shareholders' equity	$216,795,796	$140,103,133

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER, 2010 AND 2009
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
SALES	$55,325,227	27,971,501	$131,366,951	$70,484,712

COST OF GOODS SOLD	30,197,441	14,191,615	69,394,665	35,565,231

GROSS PROFIT	25,127,786	13,779,886	61,972,286	34,919,481

OPERATING EXPENSES:
Selling	2,438,379	1,739,431	6,650,841	4,654,287
General and administrative	3,023,265	1,762,085	9,041,799	5,520,928
Non-cash stock compensation expense	11,924	3,779,849	44,095	11,279,336
Research and development	26,929	15,677	181,861	38,493
Total operating expenses	5,500,497	7,297,042	15,918,596	21,493,044

INCOME FROM OPERATIONS	19,627,289	6,482,844	46,053,690	13,426,437

OTHER (INCOME) EXPENSE :
Other (income) expense, net	(94,892)	304,862	(490,768)	(336,585)
Gain from acquisition	-	-	(1,016,198)	-
Interest and finance expense, net	16,091	11,879	82,289	138,031
Change in fair value of warrant liabilities	(301,871)	(90,491)	262,633	310,143
Total other (income) expense, net	(380,672)	226,250	(1,162,044)	111,589

INCOME BEFORE PROVISION FOR INCOME TAXES	20,007,961	6,256,594	47,215,734	13,314,848

INCOME TAX EXPENSE	4,130,423	2,502,624	10,426,364	6,380,816

NET INCOME	15,877,538	3,753,970	36,789,370	6,934,032

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	2,910,751	65,058	3,597,068	(16,007)

COMPREHENSIVE INCOME	$18,788,289	$3,819,028	$40,386,438	$6,918,025

BASIC EARNINGS PER SHARE:
Weighted average number of shares	35,097,967	31,398,770	34,513,314	30,559,609
Earnings per share	0.45	0.12	1.07	0.23

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	35,250,241	31,446,247	34,727,623	30,670,673
Earnings per share	$0.45	$0.12	$1.06	$0.23

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	Common stock		Additional	Common stock	Retained earnings		Accumulated other
	number	Par	paid-in	subscription	Statutory		comprehensive
	of shares	value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,326	201	755,811					756,012
Release of shares in escrow related to common stock issued for real estate acquisition				9,834,000				9,834,000
								-
Stock compensation expense related to Make Good Escrow Agreement			11,249,231					11,249,231 -
Stock compensation			30,096					30,096
Net income						6,934,032		6,934,032
Adjustment to statutory reserve					1,933,604	(1,933,604)		-
Foreign currency translation adjustment							(16,007)	(16,007)
BALANCE, September 30, 2009, unaudited	31,393,878	31,393	78,971,106	-	4,892,263	15,399,478	6,142,970	105,437,210
Stock compensation expense related to Make Good Escrow Agreement			(11,249,231)					(11,249,231)
Stock compensation			16,961					16,961
Common stock issuance for cash at $9.00	333,334	333	2,796,107					2,796,440
Net income						16,419,061		16,419,061
Adjustment to statutory reserve					642,312	(642,312)		-
Foreign currency translation adjustment							8,932	8,932
BALANCE, December 31, 2009	31,727,212	31,726	70,534,943	-	5,534,575	31,176,227	6,151,902	113,429,373
Exercised warrants	501,551	502	5,072,624					5,073,126
Stock compensation			44,095					44,095
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252					20,540,666
Net income						36,789,370		36,789,370
Adjustment to statutory reserve					3,804,745	(3,804,745)		-
Foreign currency translation adjustment							3,597,068	3,597,068
BALANCE, September 30, 2010, unaudited	34,642,876	$34,642	$96,189,914	$-	$9,339,320	$64,160,852	$9,748,970	$179,473,698

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,789,370	$6,934,032
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,594,192	1,111,294
Amortization	513,577	175,413
Bad debt provision	187,768	200,595
Gain on acquisition	(1,016,198)	-
(Gain) loss on disposal of fixed assets	(1,564)	52,098
Stock compensation	44,095	11,279,336
Change in fair value of warrant liabilities	262,633	310,143
Change in operating assets and liabilities:
Restricted cash due to sales covenant	(1,089,637)	(571,331)
Notes receivable	(224,086)	636,201
Accounts receivable-trade	(40,886,982)	(1,609,558)
Other receivables	(230,878)	(441,139)
Other receivables-related parties	(147,100)	-
Inventories, net	(2,054,795)	885,549
Purchase deposits and prepaid expense	(429,052)	(1,089,182)
Advances on inventory purchases-related party	14,702	106,946
Accounts receivable - retainage, long-term	(4,092,665)	81,689
Accounts payable-trade	6,057,959	1,807,350
Other payables	756,683	(1,136,336)
Other payables - related parties	(29,002)	-
Accrued liabilities	1,030,155	601,564
Customer deposits	3,795,995	(114,511)
Customer deposits - related party	147,100	-
Taxes payable	3,497,989	873,859
Net cash provided by operating activities	5,490,259	20,094,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(220,650)	(768,192)
Advances on equipment purchases	(617,694)	-
Cash paid for acquisitions	(28,546,000)	-
Purchases of equipment	(2,439,388)	(8,636,494)
Construction in progress	(861,280)	-
Proceeds from sale of equipment	4,910	-
Investment deposit	-	(6,010,190)
Net cash used in investing activities	(32,680,102)	(15,414,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to escrow covenant	105,616	(3,894)
Restricted cash due to notes payable	735,500	586,360
Repayment of notes payable	(735,500)	(586,360)
Other payables-related party	-	(505,130)
Cash proceeds from public offering and warrants exercised	23,881,858	-
Proceeds from short-term loan - banks and others	1,891,434	3,037,517
Repayments of short-term loan- banks and others	(4,888,065)	(6,733,530)
Proceeds from short-term loans-related parties	-	99,307
Repayments of short-term loans-related parties	(99,971)	(251,638)
Net cash provided by (used in) financing activities	20,890,872	(4,357,368)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	201,209	(80,065)

(DECREASE)/INCREASE IN CASH	(6,097,762)	241,703

CASH and CASH EQUIVALENTS, beginning of period	14,485,408	16,427,883

CASH and CASH EQUIVALENTS, ending of period	$8,387,646	$16,669,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$284,271	$138,133
Cash paid for income taxes	$8,180,186	$1,324,470

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
Able Delight (Changsha) Valve Co.	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
China Fluid Equipment Holdings Limited	Hong Kong	100% Directly	Holding Company

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $226,925 and $94,011 for the three months ended September 30, 2010, and 2009, respectively. Shipping and handling costs amounted to $745,919 and $306,650 for the nine months ended September 30, 2010 and 2009, respectively.

ADVERTISING

Advertising costs are expensed as incurred and totaled $47,736 and $24,975 for the three months ended September 30, 2010, and 2009, respectively and $66,411 and $32,819 for the nine months ended September 30, 2010 and 2009, respectively.

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

The balance sheet amounts with the exception of equity at September 30, 2010 and December 31, 2009 were translated at 6.68 RMB and 6.79 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the nine months ended September 30, 2010 and 2009 were 6.80 RMB and 6.82 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents and software are subject to amortization. Patents are being amortized over 5-17[A1] years as management believes those are the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 - 50 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the nine months ended September 30, 2010.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of September 30, 2010, the Company determined no impairment charges were necessary.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its product shipments, notes payable, government required housing fund, and cash held in escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement. Restricted cash amounted to $ 1,321,429 and $1,047,389 as of September 30, 2010 and December 31, 2009, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

	September 30, 2010	December 31, 2009
	(Unaudited)
Deposit for notes payable issued	$-	$733,500
Cash held in escrow account	-	105,616
Employee housing fund	151,257	-
Cash held for sales covenants	1,170,172	208,273
Total restricted cash	$1,321,429	$1,047,389

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company’s cash and restricted cash balances, totaling $8,053,925 and $14,505,745 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers represented approximately 28% and 27% of the Company’s total purchases for the three months ended September 30, 2010 and 2009, respectively. Five major suppliers, including a related party, represented approximately 22% and 18% of the Company’s total purchases for the nine months ended September 30, 2010 and 2009, respectively.

The Company does not have customer concentration as no customer represent more than 10% of the Company’s total sales for the three and nine months ended September 30, 2010 and 2009.

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
September 30, 2010
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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of	Fair Value Measurements at September 30, 2010
	September 30, 2010	using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Other investments	$780,149			$780,149
Warrant liabilities	$589,348			$589,348

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:

Warrant liabilities
Balance, December 31, 2009	$1,730,837
Issuance of new warrants	165,296
Exercised warrants reclassified to APIC	(1,569,418)
Reclassified of forfeited warrant	(3,801)
Current period fair value change of exercised warrants	771,322
Current period fair value change	(504,888)
Balance, September 30, 2010 (unaudited)	$589,348

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $780,149 and $764,515 as of September 30, 2010 and December 31, 2009, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 – Summary of significant accounting policies (continued)

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of September 30, 2010, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2010 and December 31, 2009, customer deposits amounted to $7,257,010 and $3,325,906, respectively.

STOCK COMPENSATION

The Company applies the accounting standard regarding accounting for stock compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to other than employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available.

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
September 30, 2010
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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified service revenue, in the amount of $80,510 and $476,158 from sales agents, from other income, net to revenue in the statement of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2009, respectively.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	September 30, 2010	December 31, 2009
	(unaudited)

Total accounts receivable	$81,258,540	$34,772,775
Allowance for bad debts	(1,118,000)	(908,338)
Accounts receivable, net	80,140,540	33,864,437
Accounts receivable – non-current retainage	(5,616,060)	(1,523,395)
Accounts receivable – current	$74,524,480	$32,341,042

Retainage represents portion payments held by customers pending quality inspection ranging from 12-18 months after shipment of products. As of September 30, 2010 and December 31, 2009, retainage held by customers included in the Company’s accounts receivable is as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Retainage
Current	$2,792,226	$2,409,971
Non-current	5,616,060	1,523,395
Total retainage	$8,408,286	$3,933,366

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 3 – Accounts receivable (continued)

The following represents the changes in the allowance for doubtful accounts:

	September 30, 2010	December 31, 2009
	(unaudited)
Balance, beginning of the period	$908,338	$1,163,457
Additions to the reserve	187,768	-
Recovery of amounts previously reserved	-	(254,963)
Foreign currency translation adjustment	21,894	(156)
Balance, end of the period	$1,118,000	$908,338

Note 4 – Inventories, net

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$4,694,584	$2,497,225
Work-in-progress	4,186,400	1,398,973
Finished goods	10,895,917	5,783,576
Semi-finished products	881,206
Total	20,658,107	9,679,774
Less: Inventory Allowance	(441,827)	(432,973)
	$20,216,280	$9,246,801

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. As of September 30, 2010, management determined an obsolescence in raw materials; therefore, $441,827 continued to be reserved as inventory allowance.

Note 5 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Buildings and improvements	$21,418,803	$14,219,087
Machinery and equipment	26,640,544	19,932,240
Motor vehicles	2,690,197	2,125,653
Office equipment	1,349,011	782,764
Construction in progress	765,282	1,299,471
Total	52,863,837	38,359,215
Less: Accumulated depreciation	(11,611,147)	(9,890,349)
Plant and equipment, net	$41,252,690	$28,468,866

The Company has no major capital commitment as of September 30, 2010. Depreciation expense was $938,997and $413,180 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, depreciation expense was $2,594,192 and $1,111,294, respectively.

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

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 6 – Goodwill (continued)

The goodwill recognized in conjunction with the acquisition of Hanwei Valve represents intangible values that Hanwei Valve has built over its more than 16 years of history, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

i)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;

ii)	The experienced work force;

iii)	Proprietary technologies related to certain products

iv)	The proprietary manufacturing processes.

As of September 30, 2010 and December 31, 2009, the carrying value of goodwill amounted to $ 32,520,685 and $20,811,767, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill

Balance, December 31, 2009	$20,811,767
Goodwill purchased	11,102,425
Foreign currency translation adjustment	606,493
Balance, September 30, 2010 (unaudited)	$32,520,685

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Patents	$2,647,351	$62,256
Software	1,630,964	1,598,280
Land use rights*	19,161,596	8,330,649
Total	23,439,911	9,991,185
Less: Accumulated amortization	(881,857)	(352,005)
Intangibles, net	$22,558,054	$9,639,180

* Land use rights consist of land use rights of $782,543 acquired as part of the acquisition of Taide Wote Valve; $1,081,044 was acquired as part of the acquisition of Yangzhou Rock Lock Valve, $5,843,031, acquired as part of the acquisition of Able Delight (Changsha) Valve,$3,736,511 acquired as part of the acquisition of Hanwei Valve and land use rights of $7,718,467 transferred from the Casting Company under the escrow agreement by issuing 2,750,000 shares of common stock.

The gross amount of the intangible assets amounted to $23,439,911and $9,991,185 as of September 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 39 years.

Amortization expense was $188,215 and $70,332 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $513,577 and $175,413 for the nine months ended September 30, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 7 - Intangible assets, net (continued)

	Estimated Amortization	Net
Years ended September 30,	Expense	carrying Amount
2011	$752,860	$21,805,194
2012	752,860	21,052,334
2013	752,860	20,299,474
2014	752,860	19,546,614
2015	752,860	18,793,754
Thereafter	18,793,754	-
Total	$22,558,054

Note 8 – Loans

SHORT TERM LOANS:	September 30, 2010	December 31, 2009
	(unaudited)

Citic bank, Zhengzhou branch
Due August 2010 and 2009 annual interest at 5.841%, guaranteed by Kaifeng Cast Iron Co., Ltd.	$-	$2,934,000

Unrelated third parties, non-secured, ranging from non-interest bearing to annual interest at 10.00%, due on demand	1,360,598	1,302,995

Local Bureau of Finance, Kaifeng City. no expiration date, non-interest bearing and unsecured	827,841	811,251

Total short term loans	$2,188,439	$5,048,246

Total interest incurred for the three months ended September 30, 2010 and 2009 amounted to $35,912 and $32,834, respectively, and for the nine months ended September 30, 2010 and 2009 amounted to $120,814 and $301,756, respectively. Capitalized interest amounted to $0 and $15,760 for the three months ended September 30, 2010 and 2009, respectively; and amounted to $0 and $115,946 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Fluid is incorporated in Hong Kong. China Fluid did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the Company does not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 9 - Taxes (continued)

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve Taizhou Wote, Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Able Delight is subject to an income tax at a reduced rate of 12.5%, which is the last year of tax benefit period before subjecting to a full 25% tax rate. Hanwei Valve is subject to an income tax at rate of 15%.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended,
	September 30
	(unaudited)
	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	15.0
(Non-taxable income) Non-deductible expenses (1)	7.1	25.0
China income tax exemption	(11.5)	-
Total provision for income taxes	20.6%	40.0%

(1) This represents general expenses (income) incurred by Henan Tonghai Fluid, and China Valve Fluid, Hong Kong that are not deductible/taxable in the PRC for the three months ended September 30, 2010 and 2009.

	For the nine months ended,
	September 30
	(unaudited)
	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	22.9
Non-deductible expenses (1)	4.6	25.0
China income tax exemption	(7.5)	-
Total provision for income taxes	22.1%	47.9%

(1) This represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the nine months ended September 30, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $93,325,932 as of September 30, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales and VAT on purchases in China amounted to $9,512,222 and $2,828,309 for the three months ended September 30, 2010 and $3,232,123 and $562,254 for the three months ended September 30, 2009, respectively. VAT on sales and VAT on purchases in China amounted to $22,015,250 and $6,124,722 for the nine months ended September 30, 2010, $10,493,993 and $4,042,848 for the nine months ended September 30, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 9 - Taxes (continued)

	September 30, 2010	December 31, 2009
	(unaudited)
VAT payable	$1,989,153	$732,106
Income tax payable	3,824,554	1,507,849
Other taxes payable	86,354	53,391
Total taxes payable	$5,900,061	$2,293,346

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $26.9 million and $14.5 million as of September 30, 2010 and December 31, 2009, respectively.

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

Note 11 - Commitments and contingencies

Lease Agreement

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, an unrelated party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of September 30, 2010, prepaid rental of $345,511 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $29,173. In addition, Tonghai also entered into a lease agreement for a sales office space from July 10, 2010 to July 9, 2015 with annual payments of $214,018.

For the three months ended September 30, 2010 and 2009, total lease expense, including amounts included in cost of sales, was $151,577 and $85,779, respectively. Total lease expense, including amounts included cost of sales, for the nine months ended September 30, 2010 and 2009 was $319,928 and $257,265, respectively.

The future minimum lease payments at September 30, 2010 are as follows:

Amount
Year ending December 31, 2010	$60,798
Year ending December 31, 2011	328,069
Year ending December 31, 2012	582,702
Year ending December 31, 2013	243,192
Year ending December 31, 2014	235,039

Thereafter	107,009

Total	$1,556,809

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 12 – Related party transactions

The Company had the following significant related party transactions as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Other receivable – related party: receivable from Zhengzhou Tonghai Trade, unsecured, interest-free.	$149,700	$-
Purchase deposit – related party, High Pressure Valve Co.	377,979	385,066
	-
Other payable - related party: cash advance from officers, unsecured, interest-free, due upon demand	(1,705,639)	(1,891,870)
Customer Deposit-related party: Zhengzhou Tonghai Trade, for valves purchase.	(149,700)	-
Total	$(1,327,660)	$(1,506,804)

On August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. The Company placed 2,750,000 shares of common stock in escrow, valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement. The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company recorded additional paid in capital of $9,834,000. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the three and nine months ended September 30, 2010, total rental income from the Casting Company amount to $100,000 and $300,000, respectively.

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
September 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

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
September 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

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

As of September 30, 2010 and December 31, 2009, warrant liabilities amount to $589,348 and $1,730,837, respectively. The Company recorded a total gain of $301,871 and $90,491, in the Company’s statements of operations related to the change in fair value of warrants for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, a total loss of $262,633 and $310,143, related to the change in fair value of warrants were recorded, respectively.

Warrants issued and outstanding, all of which are exercisable at September 30, 2010,

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2008	637,249	$4.42	2.60
Granted	50,000	9.00	0.12
Forfeited	-
Exercised	(352,349)	4.29
Balance, December 31, 2009	334,900	$5.26	1.15
Granted	362,116	9.00
Forfeited	(3,334)	9.00
Exercised	(501,551)	8.13
Balance, September 30, 2010 (unaudited)	192,131	$4.74	0.73

As of September 30, 2010, only 142,131 shares of 2008 placement agent warrants and 50,000 shares of CCG warrants remains outstanding.

STOCK COMPENSATION

In connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. As of September 30, 2010, a total of 8,388,688 shares has been returned to the shareholder upon meeting 2008 and 2009’s earnings target. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, SiPing Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the three and nine months ended September 30, 2010 as it did for the corresponding periods in prior year.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

On June 29, 2009, the Company granted options to the Company’s independent directors to purchase a total of 50,000 shares of common stock. 27,500 options, expires 5 years from the date of grant, are exercisable at a price of $6.00 per share; and 22,500 options, expires 4.4 years from the date of grant, are exercisable at a price of $8.00 per share. On June 30, 2009, the Company granted options to the Company’s officer to purchase a total of 50,000 shares of common stock. This 50,000 options, expires 3.0 years from the date of grant, are exercisable at a price of $6.00. The $172,771 fair values of the 100,000 stock options are expensed ratably over the service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $6.00 (for 27,500 stock options), $8.00 (for 22,500 stock options) and $6.00 (for 50,000 stock options), expected life of options of 2 years( for 27,500 stock options), 2 years( for 22,500 stock options) and 3 years (for 50,000 stock options) expected volatility of 107%, expected dividend yield of 0%, and risk-free interest rate of 1.11% (for 27,500 stock options), 1.11% (for 22,500 stock options) and 1.64% (for 50,000 stock options

On May 28, 2010, the Company’s CFO resigned and the 50,000 options granted to her were forfeited.

For the three and nine months ended September 30, 2010, $11,924 and $44,095 were expensed and recorded as compensation expense in the Company’s income statements, respectively. For the three and nine months ended September 30, 2009, $30,096 was expensed as compensation expense in the Company’s income statements.

The following is a summary of the stock options activity:

		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.56
Forfeited	(50,000)	6.00	-
Exercised
Balance, September 30, 2010 (unaudited)	50,000	$7.04	$43,000

Following is a summary of the status of options outstanding at September 30, 2010 (unaudited):

Outstanding Options			Exercisable Options

		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	27,500	3.75	$6.00	18,333	3.75
$8.00	22,500	3.15	$8.00	13,126	3.15
Total	50,000			31,459

The aggregate intrinsic value of exercisable shares amounts to $29,115 as of September 30, 2010.

On April 24, 2009, the Company’s Board of Directors approved a one-for-two reverse split (the “Reverse Split”) of the Company’s common shares. On July 24, 2009, the Company filed a Certificate to Accompany Restated Articles or Amended and Restated Articles with the Secretary of State of the State of Nevada that affects the reverse split. Shareholders are not entitled to receive fractional shares as a result of the Reverse Split. Any fractional shares will be rounded up to the next highest whole share.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 13 – Shareholders' equity (continued)

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2 reverse stock split, which are effective on August 13, 2009.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
Basic earnings per share	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$15,877,538	$3,753,970	$36,789,370	$6,934,032
Basic weighted average number of common shares outstanding	35,097,967	31,398,770	34,513,314	30,559,609
Basic earnings per share	$0.45	$0.12	$1.07	$0.23

	Three months ended September 30,		Nine months ended September 30,
Dilutive earnings per share	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$15,877,538	$3,753,970	$36,789,370	$6,934,032
Basic weighted average number of common shares outstanding	35,097,967	31,398,770	34,513,314	30,559,609
Warrants	152,274	47,477	214,309	109,432
Stock compensation	11,924	-	44,095	1,632
Dilutive weighted average number of common shares outstanding	35,250,241	31,446,247	34,727,623	30,670,673
Dilutive earnings per share	$0.45	$0.12	$1.06	$0.23

The warrants issued in 2008 with an exercise price of $4.29, 50,000 warrants issued in 2007 with an exercise price of $6.00, and investor warrants issued in 2009 and 2010 have been included in the diluted earnings per share calculation for the nine months ended September 30, 2010. For the three months ended September 30, 2010, only warrant issued in 2008 and 2007 have been included in the diluted earnings per share calculation due to their dilutive nature.

As described in Note 13, the Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June 29th and June 30th, 2009. The stock compensations are included in the diluted earnings per share for the three and nine month period ended September 30, 2010 due to its dilutive nature.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	Three months Ended September 30,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
Power Supply	$14,334	$7,338
Petrochemical and Oil	15,262	5,471
Water Supply	16,074	9,443
Metallurgy	3,380	2,217
Other	6,275	3,503
Total sales revenue	$55,325	$27,972

	Nine months Ended September 30,
(in thousands)	2010	2009
	(Unaudited)	(Unaudited)
Power Supply	$38,798	$20,195
Petrochemical and Oil	37,346	11,725
Water Supply	34,548	23,382
Metallurgy	6,236	5,043
Other	14,439	10,140
Total sales revenue	$131,367	$70,485

	Three months ended September 30,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
China	$53,886	$27,054
International	1,439	918
Total sales revenue	$55,325	$27,972

	Nine months ended September 30,
(in thousands)	2010	2009
	(unaudited)	(unaudited)
China	$126,856	$65,961
International	4,511	4,544
Total sales revenue	$131,367	$70,505

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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
September 30, 2010
(Unaudited)

Note 16 – Business combinations (continued)

Hanwei Valve acquisition

On April 8, 2010, the Company acquired 100% assets of Shanghai Pudong Hanwei Valve Co., Ltd. ("Hanwei Valve"), which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $19.6 million pursuant to an Asset Transfer Agreement

		Assumed by the
Hanwei Valve	Fair Value	Company
Inventory	$1,814,810	$1,814,810
Non current assets	6,692,795	6,692,795
Goodwill purchased	11,102,425	11,102,425
Total assets	19,610,030	19,610,030
Total liabilities	-	-
Net assets	$19,610,030	$19,610,030

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers our unaudited consolidated results of operations for the three and nine month periods ended September 30, 2010 and 2009.

Use of Defined Terms

Except as otherwise indicated by the context, references to:

  “Changsha Valve” are references to China Valves Technology (Changsha) Valve Co., Ltd., incorporated in the People’s Republic of China;
  “China Valves Holdings” are references to China Valves Technology Holdings Limited, incorporated in Hong Kong;
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
  “Hanwei Valve” are references to Shanghai Pudong Hanwei Valve Co., Ltd., incorporated in People’s Republic of China;
  “Henan Tonghai Fluid” are references to Henan Tonghai Fluid Equipment Co., Ltd.;

  “HKD” are references to the Hong Kong Dollar;
  “Kaifeng Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;
  “Operating Subsidiaries” are references to Zhengdie Valve, Kaifeng Valve, Yangzhou Rock, Taide Valve, Changsha Valve and Hanwei Valve;
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

Recent Developments

On October 8, 2010, Mr. Siping Fang resigned as the Chief Executive Officer of China Valves Technology, Inc. (the "Company") effective on October 11, 2010. In connection with the resignation of Mr. Fang, the board of the Company appointed Mr. Jianbao Wang as the Chief Executive Officer. Mr. Fang will continue in his role as Chairman of the Board.

On June 21, 2010, China Fluid Equipment Holdings Limited changed its name to China Valves Technology Holdings Limited.

On April 8, 2010, the Company acquired 100% of the assets of Hanwei Valve, which is the sole producer of the fully-welded ball valve and 24-way rotary valve in China, for a total cash consideration of approximately $19.6 million pursuant to an Asset Transfer Agreement.

On February 3, 2010, China Valves Holdings entered into an asset purchase agreement with Able Delight Investment Limited to purchase all of the assets of Changsha Valve for a cash price of $15.0 million. See Note 16- business combinations for details. In October 2010, Changsha Valve changed its name from Able Delight (Changsha ) Valve Co., Ltd. to China Valves Technology (Changsha) Valve Co., Ltd.

Our Organizational Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

Third quarter Financial Performance Highlights

During the third quarter of 2010, we continued to see strong demand for our products and growth in our revenues. The valve industry continued to expand during the third quarter of 2010 in large part due to Chinese government policies designed to stimulate the economy and improve infrastructure throughout China, and growth in urbanization and industrialization throughout China.

The following are some financial highlights for the third quarter of 2010:

  Sales Revenue: Sales revenue increased $ 27.4 million, or 97.8%, to $55.3 million for the third quarter of 2010 from $27.9 million for the same period last year.
  Gross Profit: Gross profit was 45.4% for the third quarter of 2010, compared with 49.3% for the same period in 2009.
  Net Income: Net income increased $ 12.1 million, or 323.0%, to $ 15.9 million for the third quarter of 2010, from $3.8 million for the same period of last year.
  Fully diluted net income per share: Fully diluted net income per share was $0.45 for the third quarter of 2010, compared with $0.12 for the same period last year.

Results of Operations

Results of operations for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.

	Three Months Ended
	September 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of operations data
Sales revenue	$55,325	$27,972	$27,354	97.8%
Cost of sales	30,197	14,192	16,005	112.8
Gross profit	25,128	13,780	11,348	82.4%
Operating expenses:
Research and development costs	27	16	11	71.8%
Sales and marketing expenses	2,438	1,739	699	40.2%
General and administrative expenses	3,024	1,762	1,262	71.6%
Stock compensation expense	12	3,780	(3,768)	-99.7%

Total operating expenses	5,501	7,297	(1,796)	-24.6%

Operating income	19,627	6,482	13,144	202.8%
Finance costs, net	16	12	4	35.5%
Other expenses	(95)	305	(400)	- %
				131.1
Gain from acquisition
Change in fair value of warrant liabilities	(302)	(90)	(211)	233.6%
Income taxes	4,130	2,503	1,627	65.0%

Net income	$15,878	$3,754	$12,124	323.0%

	Three Months Ended
	September 30, (unaudited)
	2010	2009
Sales revenue	(in thousands)

Gate valves	$9,048	$7,914
Check valves	2,654	1,726
Global valves	2,683	1,753
Safety valves	729	489
Butterfly valves	23,109	11,520
Ball valves	10,350	1,589
Vent valves	253	94
Other valves and accessories	6,499	2,887
Total sales revenue	$55,325	$27,972

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended
	September 30, (unaudited)
	2010	2009
	(in thousands)

Power Supply	$14,334	$7,338
Petrochemical and Oil	15,262	5,471
Water Supply	16,074	9,443
Metallurgy	3,380	2,217
Other areas	6,275	3,503
Total sales revenue	$55,325	$27,972

Sales Revenue

Our sales revenue for the three months ended September 30, 2010 amounted to $55.3 million, which is approximately $27.4 million, or 97.8%, more than that of the same period in 2009, where we had revenue of $28.0 million. The increase was primarily attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our revenue also increased as a result of the $23.5 million in revenue contributed from our recently acquired subsidiaries, Yangzhou Rock, Changsha Valve and Hanwei Valve. Our sales from organic growth accounted for 14% of total sales growth while sales from our newly acquired companies accounted for 86% of total sales growth.

Cost of Sales

Cost of sales, which consist of raw materials, direct labor and manufacturing overhead expenses, was $30.2 million for the three month period ended September 30, 2010, an increase of $16.0 million, or 112.8%, as compared with $14.2 million for the three month period ended September 30, 2009. Cost of sales as a percentage of total revenues were 54.6% and 50.7% for the three month periods ended on September 30, 2010 and 2009, respectively. The increase was in line with the increase in sales revenues and was also attributable to from higher labor and management costs of those newly acquired entities.

Gross Profit

Gross profit was $25.1 million for the three months ended September 30, 2010, an increase of $11.3 million or 82.4%, as compared with $13.8 million for the three month period ended September 30, 2009. Our gross profit percentage decreased to 45.4% as compared to 49.3% in 2009. The decrease in gross profit percentage was because the three newly acquired subsidiaries had lower overall gross profit percentage as the products sold by these subsidiaries during the quarter, such as gate valves and ball valves, had lower gross profit than that of the butterfly valves and high pressure valves sold by Zhengdie Valve and Kaifeng Valve. In addition, the higher labor and management costs of the new subsidiaries resulted in higher fixed costs per unit and lower overall gross profit percentage. Furthermore, in the current quarter the Company sold more medium to low pressure valves, which generally have lower selling prices, which also contributed to the decrease in gross profit percentage. The Company is currently standardizing production methodology and techniques at the new subsidiaries’ in order to optimize the new subsidiaries’ production capacity.

Sales and Marketing Expenses

Sales and marketing expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2.4 million for the three month period ended September 30, 2010, compared with $1.7 million for the period ended September 30, 2009, an increase of $0.7 million or approximately 40.2% due to and increase in sales and related sales commission. Meanwhile, strengthened cost control and continued marketing activities also brought in more sales revenue with relatively lower sales and marketing expenses in the current period. Thus, our selling expense as a percentage of sales decreased in the current period as compared to the corresponding period in the prior year.

General and Administrative Expenses

Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, travel expenses, legal and professional expenses and depreciation, and bad debt expenses, was $3.0 million for the three month period ended September 30, 2010, compared with $1.8 million for the period ended September 30, 2009, an increase of $1.3 million, or approximately 71.6% . The increase was primarily attributable to the newly acquired subsidiaries.

Income from Operations

Income from operations was $19.6 million for the three month period ended September 30, 2010, compared with $6.5 million for the period ended September 30, 2009, an increase of $13.1 million or approximately 202.8% . The increase was primarily attributable to the fact that the Company recorded a stock compensation expense from 2008’s Make Good Escrow Agreement for the period ended June 30, 2009. As described in Note 13 to the Company’s September 30, 2010 consolidated financial statements, in connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s Chairman Siping Fang’s escrowed shares in connection with the Make Good Escrow Agreement were placed in escrow at the request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to Siping Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the three months ended September 30, 2010 as it did for the corresponding period in 2009.

Not considering the non-cash stock compensation expense of $3.78 million for the three months ended September 30, 2009, the increase in income from operation is for the three months ended September 30, 2010 is $9.4 million, or 91.2%, as compared to the same period in 2009. The increase was primarily attributable to increase of sales from organic growth as well as sales contributed by the Company’s three new subsidiaries.

Other income

Other income was $0.09 million for the three month period ended September 30, 2010, compared with other expense of $0.30 million for the period ended September 30, 2009. The financial expenses for the three month period ended on September 30, 2010 and 2009 were $0.02 million and $0.01 million, respectively.

Income taxes

We incurred income taxes of $4.1 million for the three month period ended September 30, 2010. This is an increase of $1.6 million, or 65.0%, from the taxes we incurred in the 2009 period, which were $2.5 million. We incurred more taxes in the three months ended September 30, 2010 mostly because of the higher assessable income in the three month period ended on September 30, 2010 compared to 2009.

Results of operations for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

	Nine Months Ended
	September 30,
	(unaudited)
	2010	2009	$ Change	% Change
	(In thousands, except percentages)
Statement of Operations data
Sales revenue	$131,367	$70,485	$60,882	86.4%
Cost of sales	69,395	35,566	33,829	95.1%
Gross Profit	61,972	34,919	27,052	77.5%
Operating expenses:
Research and development costs	182	39	143	372.5%
Sales and marketing expenses	6,651	4,654	1,997	42.9%
General and administrative expenses	9,042	5,521	3,521	63.8%
Stock compensation expense	44	11,279	(11,235)	-99.6%

Total operating expenses	15,919	21,493	(5,574)	-25.9%

Operating income	46,053	13,426	32,627	243.0%
Finance costs, net	82	138	(56)	-40.4%
Other income	(491)	(337)	(154)	45.8%
Gain from acquisition	(1,016)		(1,016)
Change in fair value of warrant liabilities	263	310	(48)	-15.3%
Income taxes	10,426	6,381	4,045	63.4%

Net income	$36,789	$6,934	$29,855	430.6%

	Nine Months Ended
	September 30, (unaudited)
	2010	2009
Sales revenue	(in thousands)

Gate valves	$21,408	$20,607
Check valves	6,972	5,038
Global valves	5,646	3,490
Safety valves	1,539	1,592
Butterfly valves	57,983	27,256
Ball valves	22,066	4,191
Vent valves	418	122
Other valves and accessories	15,335	8,189
Total sales revenue	$131,367	$70,485

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Nine Months Ended
	September 30, (unaudited)
	2010	2009
	(in thousands)

Power Supply	$38,798	$20,195
Petrochemical and Oil	37,346	11,725
Water Supply	34,548	23,382
Metallurgy	6,236	5,043
Other areas	14,439	10,140
Total sales revenue	$131,367	$70,485

Sales Revenue

Our sales revenue for the nine months ended September 30, 2010 amounted to $131.4 million, which is approximately $60.9 million, or 86.4%, more than that of the same period in 2009, when we had revenue of $70.4 million. The increase was primarily attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves, which are popular among our customers, also contributed to sales volume increases as compared to sales in the same period last year. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our success in adding new types of valves, such as large diameter high pressure valves used in power stations, valves for nuclear power plants, and other large governmental water-pipe projects requiring supplies of 3.5 meter and up diameter valves also helped fuel demand for our products and contributed to the sales increase. Our revenue also increased as a result of the $49.3 million in revenue contributed from our recently acquired subsidiaries, Yangzhou Rock, Changsha Valve and Hanwei Valve. Our organic growth contributed 19% of our total sales growth while sales from our newly acquired subsidiaries accounted for 81% of our total sales growth.

Cost of Sales

Cost of sales was $69.4 million for the nine month period ended September 30, 2010, an increase of $33.8 million, or 95.1%, as compared with $35.6 million for the nine month period ended September 30, 2009. Cost of sales as a percentage of total revenues was 52.8% and 50.5% for the nine month periods ended on September 30, 2010 and 2009, respectively, with an increase of approximately 4.7% . The increase in cost of sales was in line with the increase of sales revenues and was also attributable to the increase in management costs for the newly acquired subsidiaries.

Gross Profit

Gross profit was $62.0 million for the nine months ended September 30, 2010, an increase of $27.1 million or 80.0%, as compared with $34.9 million for the nine month period ended September 30, 2009. Our gross profit percentage decreased to 47.2% as compared to 49.5% in 2009. The decrease in gross profit percentage was a result of the increase of the cost of sale from the acquisition of the three new subsidiaries as they all have lower gross profit comparing to the old subsidiaries, which are Kaifeng Valve, Zhengdie Valve, and Taide Valve. Three key factors that affect gross profit of new subsidiaries are poorer production management technique, higher labor costs, resulting in higher production costs, less purchase bargaining power resulting in higher raw material costs, and production of valves such as ball valves that generally have lower gross profit margin. The newly acquired subsidiaries were under a different production management style, which may not be as cost efficient as our other subsidiaries’ with more mature and advanced production management methodology and production techniques. Hence, overall gross profit margin decreased. We will continue to streamline our new subsidiaries’ production methodology in order to improve overall productivity.

Sales and Marketing Expenses

Sales and marketing expenses were $6.7 million for the nine month period ended September 30, 2010, compared with $4.7 million for the period ended September 30, 2009, an increase of $2.0 million, or approximately 42.9%, due to the increase in sales. Meanwhile, strengthened cost control and continued marketing activities brought in more sales revenue with relatively lower sales and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses were $9.0 million for the nine month period ended September 30, 2010, compared with $5.5 million for the period ended September 30, 2009, an increase of $3.5 million or approximately 63.8% . The increase was primarily attributable to the newly acquired subsidiaries.

Income from Operations

Income from operations was $46.1 million for the nine month period ended September 30, 2010, compared with $13.4 million for the period ended September 30, 2009, an increase of $32.6 million, or approximately 243.0% . As explained in the income from operations analysis in for the three months ended September 30, 2010, the Company did not record compensation expense for Mr. Fang for the nine months ended September 30, 2010 as it did for the corresponding period in 2009. Excluding the non-cash stock compensation expense of $11.3 million for the nine months ended September 30, 2009, the increase of income from operations for the nine months ended September 30, 2010 was $21.3 million, or 86.4%, as compared to the same period in 2009. The increase was primarily attributable to an increase of sales from organic growth as well as sales contributed by the Company’s three new subsidiaries.

Other income

Other income was $491,000 for the nine month period ended September 30, 2010, compared with income of $337,000 for the period ended September 30, 2009. The financial expenses for the nine month period ended on September 30, 2010 and 2009 were $82,000 and $138,000, respectively.

Income taxes

We incurred income taxes of $10.4 million for the nine month period ended September 30, 2010. This is an increase of $4.0 million, or 63.4%, from the taxes we incurred in the 2009 period, which were $6.4 million. We incurred more taxes in the nine months ended September 30, 2010 mostly because of the higher assessable income in the nine month period ended on September 30, 2010 compared to 2009.

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

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises (“FIEs”) and various local income tax laws (the Income Tax Laws). The unified corporate income tax rate is 25%. Under the Chinese Income Tax Laws, certain industries of FIEs are entitled to receive a two years tax exemption following a three years 50% tax reduction.

The Company’s operating subsidiaries, Kaifeng Valve, Zhengdie Valve Taide Valve, Yangzhou Rock are all subject to an income tax at an effective rate of 25%. Changsha Valve is subject to an income tax at a reduced rate of 12.5% . Changsha Valve is a qualified FIE that is in the last year of a tax benefit period before being subjected to a full 25% tax rate. Hanwei Valve is subject to an income tax rate of 15%.

Net Income

We earned net income of $36.8 million for the nine month period ended September 30, 2010. This is an increase of $29.9 million, or approximately 430.6%, from the period ended September 30, 2009, in which a net income was $6.9 million. This increase was primarily attributable to increased sales.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $8.4 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months Ended
	September 30, (unaudited)
	2010	2009
	(in thousands)
Net cash provided by operating activities	$5,490	$20,094

Net cash used in investing activities	(32,680)	(15,415)
Net cash provided by / (used in) financing activities	20,891	(4,357)
Effect of exchange rate changes on cash and cash equivalents	201	(80)
Net Increase (decrease) in cash and cash equivalent	(6,098)	242
Cash and cash equivalents at the beginning of period	14,485	16,428
Cash and cash equivalents at the end of period	$8,387	$16,670

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain the current level of operations for at least the next twelve months. The decline of cash flow from operations was due to increased trade receivables and inventories from the increase in sales of the old and the new subsidiaries, as well as the expected increase of sales during the fourth quarter of 2010. We continue to work to develop new valves and expand our presence as the leader in the development and manufacture of various valves.

Operating Activities

Net cash provided by operating activities was $5.5 million in the nine months ended September 30, 2010, compared with net cash provided by operating activities of $20.1 million in the same period in fiscal year 2009. The change of $14.6 million in operating activities was primarily attributable to an increase in accounts receivable from sales increases of the old subsidiaries as well as the new subsidiaries.

Investing Activities

Net cash used in investing activities increased to $32.7 million in the nine months ended September 30, 2010, compared with $15.4 million in the same period in fiscal year 2009. The net cash used in investing activities during the period ended September 30, 2010 was primarily for acquisition payments.

Financing Activities

Net cash provided by financing activities was $20.9 million in the nine months ended September 30, 2010, compared with net cash used in finance activities of $4.4 million in the same period in fiscal year 2009. The increase in net cash is attributable to cash from the public offering of securities and the exercise of outstanding warrants.

On December 27, 2009, the Company conducted a registered direct offering and sold a total of 333,334 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $3.0 million. The shares were priced at $9.00 per share. On December 30, 2009, we conducted another registered direct offering of an aggregate of 2,414,113 shares of our common stock at a price of $9.00 per share for gross proceeds of approximately $21.7 million, to several institutional accredited investors. In addition, we issued the investors warrants to purchase 362,116 shares of common stock, in the aggregate, at an exercise price of $9.00 per share, exercisable for 30 days beginning on the date of the initial issuance of the warrants. These warrants have since expired.

The Company received aggregate gross proceeds of approximately $24.7 million from the two registered direct offerings. In addition, the Company received an additional $3.2 million gross from the exercise of warrants issued in such financing. The proceeds of the financing and the warrant exercises have or will be used for working capital and certain identified acquisitions.

As of September 30, 2010, there was no principal outstanding under our credit facilities and lines of credit.

Capital Expenditures

The capital expenditures in the nine months ended September 30, 2010 and 2009 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. We also acquired additional operating subsidiaries to expand our operations. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine months Ended September 30, (unaudited)
	2010	2009
	(in thousands)
Construction costs	$861	$4,088
Purchase of equipment	3,057	4,548
Payments for acquisitions	28,546	6,010
Total capital expenditures	$32,459	$14,647

Obligations Under Material Contracts

The following table sets forth our contractual obligations and commercial commitments as of September 30, 2010:

	Payment Due by Period
	Total	Less than	1-3	3-5	More than
		1 Year	Years	Years	5 Years
	(in thousands)
Short-term loans	2,188	2,188	-	-	-
Minimum Lease payments	1,557	307	847	403	-

Total	3,745	2,495	847	403	-

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

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of September 30, 2010.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Accounts Receivable and Allowance For Doubtful Accounts

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the balance is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income. The Company has also reclassified service revenue in the amount of $80,510 and $476,158 from sales agents, from other income, net to revenue in the statement of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2009, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Jianbao Wang and Mr. Renrui Tang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Wang and Mr. Tang concluded that its disclosure controls and procedures is not effective at the reasonable assurance level as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 15, 2010

CHINA VALVES TECHNOLOGY, INC.

/s/ Renrui Tang
Renrui Tang
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.