Form 10-K
period 2010-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2011-03-16
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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

Yes [   ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [ X ]

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reportingcompany)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]  No [ X ]

The issuer’s revenues for its most recent fiscal year ended December 31, 2010, were $183.7 million.

As of June 30, 2010, the aggregate market value of shares of the issuer’s common stock held by non-affiliates (based upon the average bid and asked price of $9.33 of such shares on such date as reported on the Over-the-Counter Bulletin Board) was approximately $184.1 million. As of December 31, 2010, the aggregate market value of shares of the issuer’s common stock held by non-affiliates was approximately $293.2 million. Shares of the issuer’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 35,669,654 shares of common stock outstanding as of March 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None

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

  “Kaifeng Valve” are references to Henan Kaifeng High Pressure Valve Co., Ltd.;

  “Operating Subsidiaries” are references to ZD Valve, Kaifeng Valve, Yangzhou Rock, Taide Valve, Changsha Valve and Hanwei Valve;

  “RMB” are references to Renminbi, the legal currency of China;

  “Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;

  “The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;

  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and

  “ZD Valve” are references to Zhengzhou City ZD Valve Co., Ltd.

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

PART I

Item 1. BUSINESS

OVERVIEW

China Valves Technology Inc. is a leading developer, manufacturer and after market service provider of comprehensive flow management products and services in China. Our flow service solutions help customer resolve any problems and questions in critical industries around the world.

As a recognized leader in supplying valves, actuators, forging and castings, valve locks and related services, we could support global infrastructure industries, including nuclear power, fossil power, hydropower, oil and gas, chemical and petrochemical, water treatment, mining and metal, as well as general industrial markets where our products and services add value. With approximately 1,900 employees in China and more than 50 distributors in more than 30 countries, we could provide the most convenient services with a local presence.

China Valves has evolved through organic growth and strategic acquisitions. The Company was created in 2007 with the merger of two leading fluid motion and control companies - ZD Valve and Kaifeng Valve. We continually evaluate acquisitions and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence or operational capabilities to meet the growing needs of our customers. Now China Valves has six wholly-owned subsidiaries, six heritage brands, comprehensive product line including over 800 models and 10,000 series.

Our industry is usually categorized into the following five major distinct industries, our sales mix by industry in 2010 consists of:

Power Supply	28.3%
Petrochemical and Oil	30.3%
Water Supply	23.7%
Metallurgy	4.9%
Other	12.8%

Our sales revenue and net income were $183.7 million and $ 43.2 million respectively, during the year ended December 31, 2010, and sales revenue and net income of $95.4 million and $23.4 million, respectively, during the same period in 2009.

HISTORY AND DEVELOPMENT

Our heritage trademark dates back to the 1959 founding of Kaifeng High Pressure Valve Factory, later to be Kaifeng High Pressure Valve Co., Ltd. Zhengzhou City ZD Valve Co., Ltd was established in 1993.

Under the name of a predecessor entity, China Valves was incorporated in Nevada on August 1st, 1997. Kaifeng and ZD merged together in 2007 and then China Valves Holdings Limited established in Hong Kong in September of 2007.

In April 2009, China Valves finished the acquisition of Taizhou Taide Valve Co., Ltd. who is a gate and butterfly valves manufacturer and its products are mainly used in water supply industry.

In January 2010, China Valves acquired Yangzhou Rock Valve Lock Technology Co., Ltd., a mechanical interlock safety system and triple offset butterfly valve maker.

In February 2010, China Valves announced the acquisition of former Watts Valve (Changsha) Co., Ltd., now renamed as China Valves Technology (Changsha) Co., Ltd. Changsha Valve is the one of main valve suppliers of China hydropower and fossil power industries, and we expect this acquisition will enable us to secure the leading position in the growing markets.

In April 2010, China Valves acquired Shanghai Pudong Hanwei Valves Co., Ltd., a joint venture of PRC and Hong Kong and a famous high-tech valves supplier of oil and gas, petrochemical industries.

SUBSIDIARIES

China Valves owns six operations in China. Below is the current business information of each of them. In addition to the business operation information presented below, please see the Consolidated Financial Statements of this annual report for more information of our business.

Kaifeng Valve

Kaifeng Valve was founded in 1959, which is located in Kaifeng city (one of the seven ancient capitals of China), Henan province. It used to be a large state-owned valve factory in China. The dominant products include supercritical or ultra critical thermal power plant high pressure and temperature valves, abrasive and erosive media refinery & petrochemical valves. As a leading valve supplier in energy industry, "KF" brand is considered as No. one brand in Chinese valve industry, which was awarded "the most competitive valve brand’’ by the Chinese Ministry of Commerce.

Products and services

Kaifeng Valve is a famous valve supplier for fossil power industry in China. Its products are used in wide variety applications in power plant, from high temperature steam isolation, high pressure feed water isolation, to the most severe pressure-difference steam extraction duty in turbine.

Its products are used in high levels corrosion, abrasion, extreme high temperature and high pressure, zero fugitive emissions, and nuclear power plant isolations. It is considered to be the most reliable domestic high pressure isolation valves in China.

Kaifeng Valve provides engineering, design, inspection, maintenance and repair services for its valves and related products. It sells its products and services in most geographic regions in China directly through our internal sales force and also a perfect network of independent distributors.

Product Types

  High temperature and high pressure casting gate, globe, check valves

  High temperature and high pressure forged steel gate, globe, check valves

  API standard casting gate, globe, check valves

  Bleed steam check valves

  High pressure Y-globe, Y-globe check valves

  High vacuum gate, globe, check valves

  Automatic recirculation control valve

  Multi-stage steam control valve

  Feed water heater 3-way isolation valve

  Through way and straight way plunger valve

Customers

Besides fossil power plants, Kaifeng Valve products are widely used in refinery, petrochemical, mining and metal, pulp and paper industries. Kaifeng Valve signed Strategic Cooperation Agreement with China Dongfang Electric Corporation (“DEC”), the biggest power equipment supplier in the world. Kaifeng Valve is the sole supplier of the pipeline pressure control valve for Shanghai Electric Power Generation Group. Kaifeng Valve is the Tier 1 supplier of China top 5 power generation companies.

Kaifeng Valve is a qualified supplier of China National Nuclear Corporation (“CNNC”) and China Guangdong Nuclear Power Holding Co., Ltd. (“CGNPC”). It provides a large amount high pressure high temperature steam and water isolation valves to nuclear power plants every year.

ZD Valve

ZD Valve is a leading manufacturer of low pressure butterfly valves, eccentric semi-ball valves, non-return valves with damping system, and valves applied in water treatment and drainage pipelines. Its brand ‘ZD” is the No. one butterfly valve brand in the water treatment industry of China. ZD Valve occupies significant market share of butterfly valves in municipal water treatment of China. ZD Valve is located in Zhengzhou city, the capital of Henan province.

Products and services

ZD Valve is one of the most famous low pressure butterfly valve suppliers in China. Besides butterfly valves it manufactures, ZD Valve provides wide products range for applications in water treatment, petrochemical, mining and metal, fossil power industries.

ZD Valve provides full package flow control solutions to water treatment customers. Besides these products, it also provides engineering, design, inspection, installation, commissioning, inspection, and repair services.

ZD Valve provides after sale services through its network of sales representatives which covers most of the capital cities and all of the five municipals in China, which including 24-hour onsite services, in-house repair and return manufacturing services through its production facility.

Product Types

  Resilient seated gate valve

  Multi-functional damping check valve

  Hydraulic damping tilting check valves

  Ventilating butterfly valve

  Triple eccentric metal seated butterfly valve

  High performance metal seated butterfly valve

  Soft seated butterfly valve

  Hydropower station hydraulic and pneumatic butterfly valve

  Eccentric semi-ball valve

  Floating ball air release valve

  3-way control valve

  Sluice gate valve

Customers

Customer mix of ZD Valve spans several industries, including fossil power, hydropower, petrochemical, mining and metal, pulp and paper, food. However, water treatment is still the biggest market of ZD Valve, and its products are well known in the major city water treatment companies in China.

ZD Valve has an extensive network of sales and distributors in Europe, Middle East and Southeast Asia to support our global customers.

Changsha Valve

Changsha Valve’s predecessor was founded in 1958, with leading products includeing hydraulic operated butterfly valves, flow control valves, spherical valves in big size, Changsha Valve is considered to be the best butterfly valve supplier for hydropower industry in China. It has accumulated abundant experiences in fossil power, hydropower, nuclear and water treatment industries. Changsha Valve established China industrial standard of metal seated butterfly valves and power plant butterfly valves. Its brand “CSV” has more than fifty years of history and occupied 40% market share in butterfly valve of the hydropower industry.

Products and services

Changsha Valves is famous for its large size butterfly valve and large size water control valve. Changsha Valve manufactures the biggest size butterfly valve (DN5500mm) in China. As one of the main valve suppliers in China hydropower industry, it provides a broad range of industrial valves, including on/off valves, control valves, and other specialty valves.

As the standard setter of metal seated butterfly valves and power plant butterfly valves, Changsha Valve provides extensive after sales services and strong technical support to our customers.

Product types

  Large size vacuum butterfly valve

  Butt weld butterfly valve

  Hydropower station metal seated butterfly valve

  Hydraulic and pneumatic operated butterfly valve

  TRT Coal gas dust exhaust butterfly valve

  Spherical water control valve

  Top entry trunnion mounted ball valve

  Inline type sleeve water control valve

  Submerged type sleeve control valve

  Y-type and Straight way type sleeve control valve

Customers

Changsha Valve is well known in huge hydropower stations in China. Its products are widely used in the recycled water system in fossil power plants, especially in 1000MW ultra-critical power plants. Its products are increasingly used in metal, refinery and chemical plants because their reliability and excellent after sale services.

Hanwei Valve

Hanwei Valve is a high-tech enterprise located in Pudong Airport area, Shanghai. It was founded in 1992 as a joint venture between Hong Kong and Shanghai. Hanwei Valve is famous for its advanced R&D capabilities and its strong engineering capabilities. Different from Kaifeng Valve, ZD Valve and Changsha Valve, Hanwei Valve is committed to develop in oil and gas, petrochemical and chemical markets. "Han Wei" is considered to be a leading brand in China’s valve industry.

Products and services

Hanwei Valve is one of the two suppliers who can provide 24-way rotary valve in the world. 24-way rotary valve is applied in simulated moving bed adsorption-separation unit and chromatogram separation unit of petrochemical and biological engineering. Its fully welded pipeline ball valve was well-known in China Oil &Gas industry, also entered the market in the Middle East, Southeast Asia and Central Asia. It has several patented products like 24-way rotary valve, district heating ball valve and full welded pipeline ball valve etc.

Hanwei Valve provides design, engineering, commissioning, diagnostic, installation, inspection and repair services to its customers. We believe its ability to offer design and engineering services provides us a unique competitive advantage.

Product Types

  Axial-flow check valve

  Dual plate check valve

  Parallel slide gate valve

  High performance metal seated butterfly valve

  Trunnion mounted ball valve

  Full welded pipeline ball valve

  Fully welded district heating ball valve

  Top entry trunnion mounted ball valve

  Floating ball valve

  24-way rotary valve

  Tank bottom valve

  Knife gate valve

Customers

Hanwei Valve is Tier One valve supplier of China National Petroleum Corporation (CNPC). It provided a large amount of fully welded pipeline ball valves and axial-flow check valves to oil and gas pipelines, and most of them were national key projects. Hanwei Valve has earned huge reputation from its services to Sinopec and UOP.

In addition to the Chinese market, Hanwei Valve provides its products to the national petroleum companies of Middle East, Southeast Asia and Central Asia, and it also provides district heating ball valves to Russia and East Europe through its long-term partners.

Taide Valve

Taide Valve is located in Taizhou city, Jiangsu province. It was initially founded in the 1950s as an agricultural machinery plant, and became a supplier of castings and valves in the 1990s.

Taide Valve provides resilient seated gate valves, soft seated butterfly valves and metal seated butterfly valves to water treatment and public works.

Product Types

  Resilient seated gate valve

  Soft seated butterfly valve

  Metal seated butterfly valve

Yangzhou Rock

Yangzhou Rock is a high-tech enterprise which located in Yangzhou city (one of seven ancient capitals of China), Jiangsu province. It has a registered patent for its valve mechanical interlock device. Yangzhou Rock is the only valve mechanical interlock manufacturer in China, and it is considered to be a safe and environmentally friendly company. Yangzhou Rock is gradually emerging in the area of mechanical interlock, intelligent alarm linkage, remote flexible control and mechanical latch delay etc.

Besides the valve mechanical interlock, it developed triple-eccentric metal seated cryogenic butterfly recently, which can be widely used which in air separation, liquefied natural gas, and cryogenic treatment industries.

Product Types

  Quarter-turn valve interlock

  Multi-turn valve interlock

  Vessel closure lock

  Actuated valve interlock

  Anti-tamper lock in oil pipeline

  Cryogenic triple-offset butterfly valves

Customers

Yangzhou Rock customers include many famous multi-national companies like Air Product, Air Liquid, Linde, DSM, BASF. It is also a qualified supplier for CNPC, CNOOC. With its strong engineering and advanced equipments, Yangzhou Rock could provide comprehensive aftermarket services.

ORGANIZATIONAL STRUCTURE

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

(1) Shanghai Hanhuang Valve Co., Ltd. and Hong Kong Hanxi Investment Co., Ltd were former shareholders of Hanwei Valve, both of which were acquired during acquisition of Hanwei Valve by the Company and are shell companies without any active operations.

OUR INDUSTRY

The Chinese valve market is expected to increase at an annual rate of more than 20% for the next few years. We believe that demand for valves will be driven primarily by the energy demand and water treatment system investment and upgrading. The stimulus package being implemented by the Chinese government in response to the global economic crisis is expected to emphasize basic infrastructure construction projects for water, electricity, gas and heat in order to ensure continuous economic development and meet the requirement of improving people’s living standard. We believe that these initiatives should generate strong demand for valves and promising business prospects for the valve industry and our company. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

The other driving force is that China central government strongly promotes localization of major equipments. The proportion of domestic in nuclear power, fossil power and chemical plants increased quickly, so that China Valves will have more opportunities to enter into the high-end valves areas which have been occupied by international companies.

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

Our Involvement in the Power Industry

Fossil power

The Chinese government continues to improve installed capacity of fossil power plants to meet the growing electric demand for both industrial and residential uses. Many ultra-critical fossil power plants are on construction or on engineering, and smaller sub-critical fossil power plants were shut down or upgrading to improve energy efficiency and improve the environment.

Kaifeng Valve is the only valve supplier in China to provide main stream isolation valve and main feed water isolation valve in ultra-critical fossil power plants. Benefiting from the government requirement for localization, Kaifeng Valve expects to have an extensive market share in this area.

The increase use of the fossil power demands more and more large size butterfly valves and control valves for circulating water system. ZD Valve and Changsha Valve expect to receive more orders from ultra-critical fossil power plants.

Nuclear power

Nuclear power plants normally demand more valves than the same capacity fossil power plants, and purchase price and amount are much higher than traditional power plants due to higher security requirements. That’s the reason why our main competitors invest a large amount of human and financial capacities to nuclear power.

As one of the main suppliers of high pressure high temperature valves in China nuclear power industry, Kaifeng Valve has been cooperating with two biggest nuclear investment companies in China-CNNC and CGNPC. Kaifeng Valve was awarded as qualified valve supplier from National Energy Board.

Changsha Valve and ZD Valve are major suppliers of butterfly valves for nuclear power plants. They expect to steadily expand their market share in nuclear power industry.

Our Involvement in the Petrochemical, Oil and gas Industries

Energy preservation is the top priority of the Chinese government in recent years. Long distance oil and gas pipelines, huge LNG and LPG tank farms, large size ethylene and refinery will be built in the near future to ensure safe and efficient transportation of energy. In addition, national oil companies like CNPC, Sinopec and CNOOC have increased their investment in oversea oilfields and refineries.

As one of the main valve suppliers of oil and gas industry, Hanwei Valve will benefit from large demand for pipeline ball valve, check valve and gate valve. Kaifeng Valve expects to receive more orders for large demand of high pressure valves in ethylene and refinery plants. Yangzhou Rock strives to compete with imported cryogenic butterfly valves in LNG and LPG tank farms with its reliable products and services.

Our Involvement in the Water treatment

The Chinese government stably increases its investment to upgrade public facilities, water pipe network and sewage treatment in thousands of cities and municipals. The total annual demand for valves in the water treatment industry will be RMB 10 billion in recent years.

As the main valve suppliers in water treatment, ZD Valve and Changsha Valve will improve their production capacities to meet the rapid growth of the demand. In addition, we work closely with our customers and research institutes to develop high quality products to compete with imported products.

OUR COMPETITIVE STRENGTHS

  Broad range of products and leading brands. From the extreme high/low temperature, extreme high pressure, extreme abrasion and corrosion, to the most complex smart valves, we believe that we have the most comprehensive range of valve products in our industry and enjoy leading market positions based on the estimated market share of our key products, broad brand recognition and a strong reputation for quality and service within the markets we serve.

  Low-cost and high quality manufacturing capabilities. We believe our historical capital investment in manufacturing technologies helps us reduce the costs of producing our products. We focus on manufacturing and selling high quality valves at competitive prices. We believe we have a price advantage over most of our competitors.

  Highly experienced and incentivized research and development team. Our R&D department composed of engineers with many years of experience, some of them is the most professional engineers in China valves industry. We are committed to developing new products and we have in recent months generally launched a new model every two months. We have cooperated with universities and institutions to improve and develop products.

  Highly experienced, proven management team. We are led by an experienced management team with a long and successful track record, enabling us to recognize and capitalize upon attractive opportunities in our key markets. Most of senior management members have an average of over 18 years of experience in the valve industry; top management team like CEO and CFO came from international valves group or has international management experience.

OUR STRATEGY

Our objective is to increase profitability, cash flow and revenue while developing and enhancing our position as the leading valve manufacturer in China. Our strategy for achieving these objectives includes the following key elements:

Pursue Strategic Acquisitions. China’s valve market is very fragmented. According to the China Valve Industry Association’s statistics, there are more than 4,000 local valve manufacturers in the market. The top ten local valve manufactures have an aggregate Chinese market share of 12.1% only. We anticipate that the fragmented nature of the Chinese valve market will continue to provide opportunities for growth through strategic acquisitions. Our acquisition strategy will continue to focus on entities with products that provide opportunities for us to expand and products that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiency. Furthermore, we seek acquisition candidates that demonstrate a combination of good profit margins, strong cash flow, leading positions in the local markets and products that generate recurring revenue. We will use our brand advantage to consolidate China’s valve market and to increase our market share.

In 2010, we finished the acquisition with Yangzhou Rock, Changsha Valve and Hanwei Valve. These acquisitions enabled us to expand the products line and advanced technologies we offer to the growing oil and gas, hydropower and fossil power markets.

Further Penetrate Existing Market Segments. We plan to further penetrate existing market segments to drive sustainable growth by strengthening our existing customer relationships and attracting new customers. We intend to further penetrate existing customers by continuing to:

  provide quality products;

  fulfill logistical requirements and volume demands efficiently and consistently;

  provide comprehensive product support from design to after-market customer service;

  cross-sell our brands across various business segments to our customers;

  leverage strong established distribution channels.

Enter New Market Segments. To drive organic growth from our existing businesses, we will continue to leverage our customer relationships to develop or acquire new products and product extensions to enter into new market segments. In 2010, we signed Strategic Cooperation Agreement with China Dongfang Electric Corporation (DEC) in 2010, the biggest power generation equipment manufacturer of the world. The first order with DEC was over $8 million. We were awarded as qualified nuclear safety grade valve supplier by National Energy Board. Besides the traditional local market, we established sales headquarter in Shanghai to strengthen our market share in multi-national chemical companies and oversea oil and gas market.

High End Product Focus. We will keep focusing on high end, more sophisticated valve products, including high-parameter and special usage valves. The majority of valve companies in China focus only on low end products at lower prices. Because of our technology and R&D strength, we will continue focusing on high end valve products and pursing higher margins than the industry average. Our 24-way rotary valves have been successfully used in PX, MX etc. petrochemical plants, and now it will be used in chromatogram separation unit of biological engineering. Deep-water ball valve will be put into production in 2011, and it will be used in the deep-sea drilling platform widely. We also focus on exploring and commercializing new technologies in smart control like intelligent interlock, remote flexible control, intelligent alarm link. In many of our research areas, we are working with universities, institutes and experts in the appropriate fields to ensure that the latest technologies will be applied in our products and services.

Strengthen Overseas Market. We integrated direct sales team and distributors in Europe, Russia, Middle East, Central Asia and Southeast Asia, so that they will represent all of China Valves products and services instead of the products of ZD Valve or Hanwei Valve only. We participated in more flow control exhibitions, and upgraded our website so that oversea customers could reach us easily.

OUR MANUFACTURING PROCESS

Our manufacturing process is a multi-step process involving the following tasks:

  purchasing and depositing of raw materials;

  raw material processing and analysis;

  production of inventory of semi-finished products (or transporting to the next step directly);

  product assembly;

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

We have not established reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems. We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. We review customer returns on a monthly basis and may establish a reserve as we expand our business by volume and products. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. Please refer to “Risk Factors - Risks Related to Our Business”. We do not maintain a reserve for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

SUPPLIERS OF OUR RAW MATERIALS

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

We market our products through various ways. We have total around $183.7 million sales in our six facilities and in several regional offices. In addition, we have around 50 distributors across China. We provide periodic training to our sales staff and have direct communication and participate in trade exhibitions. In 2010, we set up a sales and marketing headquarter in Shanghai. We hired experienced sales personnel who have significant sales and marketing experience from multinational valves companies such as Tyco and Flowserve. Moreover, a professional technical support team was set up to enhance after-market service.

OUR RESEARCH AND DEVELOPMENT EFFORTS

China Valves’ business is dependent on constantly improving the technology associated with developing and manufacturing valves. Therefore, China Valves has committed itself to research and development of new valves and developing state of the art valves that improve and advance the valve industry. In 2010 and 2009 we invested a total of $228,858 and $126,750 respectively to research and development efforts,. We also intend to increase the amount of resources we allocate to research and development as the Company continues to grow.

The company has 303 engineering and support technicians and researchers dedicated to actively researching and developing new valves and participating in valve production and improvement. China Valves operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing). It has also partnered with Hefei General Mechanical Study Department Valves Study Institute to work to improve the development, manufacture and quality of valves produced in China. In addition, we focus on development of valves for nuclear power stations.

COMPETITORS

We compete against a number of international, local valve manufacturers as well as specialized manufacturers on the basis of product capacity, product quality, and breadth of product line, delivery and price. Our major competitors vary by industry and region.

The following is a list of our major competitors in the valve industry:

  Hong Cheng Machinery Co., Ltd. – a manufacturer of medium pressure big diameter butterfly valves for the water supply industry. We compete with them in hydropower industry, and fossil power industry.

  Sufa Technology Industry, Co., Ltd. – a leading manufacturer of nuclear safety grade valves. It has broad product line which including on/off valves, control valves and specialized valves. We compete with them in nuclear power, petrochemical and refinery industries.

  Suzhou Neway Valve Co., Ltd. – a leading manufacturer of pipeline ball valves, API gate, globe, check and ball valves in China. Neway is a famous valve brand in the international market. We compete with them in oil and gas, petrochemical and chemical industries.

  Dalian DV Valve Co. Ltd. – a leading manufacturer of high pressure gate, globe and check valves. We compete with them in fossil power, nuclear power industries.

There are, however, certain factors that we believe set us apart from all of our competitors, including the following:

  We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

  We are the sole designer and manufacturer in China of valves that are used for ultra-critical units of 1000MW power stations;

  We are the first manufacturer of high pressure large diameter oil pipeline valves in China;

  We are the first domestic manufacturer of 2,500lb high pressure gate valves for hydrogenation in chemical lines, which replace imported products;

  We are the first domestic manufacturer of high pressure large diameter gate valves for the coal chemical industry;

  We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters;

  We are one of the two suppliers who can provide 24-way rotary valve in the world; and

  We manufacture the biggest size butterfly valve in China.

INTELLECTUAL PROPERTY

We own the following six trademarks:

Our six operating subsidiaries own more than 50 patents for water supply and drainage pipes, supply and disposal pipes for water and gas, sewage disposal used for water and gas supply and drainage pipes, etc. The expiration dates for these patents range from 2011 to 2018.

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

REGULATION

Because our six operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC.

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

In 2010, approximately 75% of our sales revenue was generated from our direct sales teams throughout China and 25% was generated from our distributors. Sales through distributors were highly concentrated in a few distributors, with 62% of distributor sales coming from our ten largest distributors, and 38% from the three largest distributors. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon 30 days’ notice.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Because a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Our operating subsidiaries Kaifeng Valve, ZD Valve, Taizhou Taide Valve, Yangzhou Valve, Changsha Valve, and Shanghai Hanwei Valve are already designated as “resident enterprises” for PRC enterprise income tax purposes. However, if the PRC tax authorities determine that China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid are also “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”) which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official website procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

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

We did not previously own the building and land we operate on. Those buildings and the land use rights were owned by the Casting Company, one of our major suppliers and the land use rights and the buildings from which Kaifeng Valve operates were leased from the Casting Company. The Casting Company is located on the same piece of land. As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, Kaifeng Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “ Real Estate Transfer Agreement ”) for the transfer of the land use rights for all the land and all the buildings on the land to Kaifeng Valve (the “ Real Estate ”). As the transfer was expected to take up to ten months to complete with relevant Chinese government agencies, on August 26, 2008, Kaifeng Valve and the Casting Company also entered into a Lease Agreement (the “ Lease Agreement ”) pursuant to which the Casting Company agreed to lease the Real Estate to Kaifeng Valve until the latter acquires title to the Real Estate. In addition, Kaifeng Valve and the Casting Company entered into a Leaseback Agreement (the “ Leaseback Agreement ”) pursuant to which Kaifeng Valve agreed to lease back to the Casting Company the portion of the Real Estate and the buildings used by the Casting Company, for a period of one year starting on the date of the acquisition of title to the Real Estate by Kaifeng Valve.

In connection with the Real Estate Transfer Agreement, on August 26, 2008, the Company entered into a Real Estate Share Escrow Agreement with the shareholder of the Casting Company, Mr. Bin Fang, Brean Murray, Carret & Co., LLC and Escrow, LLC (the “ Real Estate Escrow Agreement ”), pursuant to which the Company issued and placed in escrow, for the benefit of Mr. Fang or his designee, 2,750,000 shares of the Company’s common stock in exchange for Mr. Fang’s agreement to cause the Casting Company to transfer the Real Estate under the Real Estate Transfer Agreement. On March 6, 2009, the land use right for the Real Estate was transferred from the Casting Company to Kaifeng Valve and the 2,750,000 shares were released to Mr. Bin Fang.

All the onsite buildings and workplaces are utilized for manufacturing, R&D and administrative purposes. In addition, there is land available on for future expansion.

The following lease expenses were incurred in 2010 and 2009 with respect to the operating entities:

Year Ended December 31, 2010
	ZD	Henan Tonghai
	Valve	Fluid
Usage	US $	US $
Office	$35,424	136,646
Production & Operation Facilities	309,960	-
Total Cost	$345,384	136,646

Year Ended December 31, 2009
	ZD	Henan Tonghai
	Valve	Fluid
Usage	US $	US $
Office	$35,186	$7,269
Production & Operation Facilities	307,881	-
Total Cost	$343,067	$7,269
Item 3. LEGAL PROCEEDINGS

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which is styled Donald Foster, et al. v. China Valves Technology, Inc., et al., is currently pending in the U.S. District Court for the Southern District of New York. Substantially identical complaints, styled Donald London, et. al. v. China Valves Technology, Inc., et. al., and Elliott Greenberg, et. al. v. China Valves Technology, Inc. et al., were filed in the same court on February 17, 2011 and March 8, 2011, respectively. The complaints purport to assert claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock at allegedly artificially high prices during the period between January 12, 2010 and January 13, 2011 and who suffered damages as a result of such purchases. The allegations in the complaints relate to the Company’s acquisitions of Changsha Valve and Hanwei Valve and include allegations regarding the Company’s financial statements and press releases. The complaints allege, among other things, that the Company’s statements about the nature and quality of the Company’s acquisition of Changsha Valve were materially false and misleading and that the Company’s statements failed to describe the role in the transaction of an alleged related party. In addition, the complaints allege that the Company’s statements about the Hanwei Valve acquisition were materially false and misleading because they failed to disclose the alleged involvement of certain related parties and allegedly misdescribed the transaction as a purchase of assets rather than as a purchase of an entity. The Company has not yet responded to any complaint, but intends to contest the allegations and to defend itself vigorously.

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

	Closing Prices
	High	Low
Year Ending December 31, 2010
4th Quarter	$12.64	$7.08
3rd Quarter	$11.45	$7.44
2nd Quarter	$13.75	$7.53
1st Quarter	$14.85	$9.14
	Closing Prices
	High	Low
Year Ending December 31, 2009
4th Quarter	$9.96	$7.24
3rd Quarter	$9.25	$1.75
2nd Quarter	$3.10	$1.28
1st Quarter	$5.00	$1.20

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

On March 11, 2011, there were 85 stockholders of record of our common stock.

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

Our Business

Through our subsidiaries and commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries. We are located in Kaifeng, Henan Province and do business throughout China, Southeast Asia, the Middle-East and Europe. We produce over 800 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries. We are the leader in valve sales for the thermal power, water supply industries, oil and chemical, and valve lock in China.

Principal Factors Affecting our Financial Performance
We believe that the following factors affect our financial performance:

  Growth of China’s Urbanization and Industrialization

The annual growth rate of the valve production industry in China is expected to be 20% for the next few years. This growth is fueled by rapid industrialization and manufacturing industries developing in China. If this growth continues, we believe that the growth rate of the valve production industry will grow at a similar rate and that the Company will be able to sustain its growth and continue to be a leader in the valve production industry in China.

  PRC Regulations

China has looked favorably on the valve production industry and has loosened regulations to promote manufacturing growth in China, which ultimately benefits China Valves and similarly situated companies. For example, in June 2007, the State Department of China issued a new policy called “Expedite the development of China’s equipment manufacturing industry.” In this policy, the Chinese government committed to promote the development of China’s equipment manufacturing industry, which includes the valve industry, through, among other things, tax incentives, import/export support and capital support. In addition, the stimulus package offered by the Chinese government will provide market opportunities for us. As long as China continues to promote economic growth and allow manufacturing companies to grow and expand their operations, China Valves expects its operations will be positively affected by PRC regulations.

Recent Development

Registered Direct

On January 5, 2011, we conducted a registered direct offering of an aggregate of 1,000,000 shares of our common stock at a price of $10.00 per share for gross proceeds of approximately $10 million, to several accredited institutional investors. In addition, we issued to the investors warrants to purchase 250,000 shares of common stock, in the aggregate, at a price of $10.00 per share, exercisable for 180 days beginning on the date of the initial issuance of the warrants. The proceeds of the financing have or will be used for working capital.

Taxation

United States

We are subject to United States tax at a tax rate of 34%. No provision for US federal income taxes has been made as we had no taxable income in the United States for 2009 and 2010.

Hong Kong

Our subsidiaries, China Fluid and Hong Kong Hanxi are incorporated in Hong Kong. The subsidiaries did not earn any income that was derived in Hong Kong for the years ended December 31, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

We conduct all our operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the Company does not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above. The New EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes. We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries but this treatment will depend on our status as a non-resident enterprise. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Associated with Doing Business in China”. Under the New EIT Law, China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid may be classified as a ‘resident enterprise’ of China. Such a classification would likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Our Operating Subsidiaries are classified as resident enterprises under the EIT law. Beginning in January 2008, both Kaifeng Valve and ZD Valve became subject to an income tax at an effective rate of 25% under the EIT law. The new acquired operating company, Taide Valve, and Yangzhou Valve is also subject to an income tax rate of 25%. Changsha Valve is subject to an income tax at a reduced rate of 12.5% in 2010, which is the last year of tax benefit period before subjecting to a full 25% tax rate. Hanwei Valve as a high technology enterprise is subject to an income tax at rate of 15% until 2011. The local tax authorities will do a special taxation review regarding its development of high technology at the end of 2011. If the review is positive, Hanwei Valve will be subject to 15% of income tax rate for another three years until another three-year taxation review in 2014. We incurred income taxes of $14.5 million for the year ended December 31, 2010, an increase of $5.9 million or 68.9% from the taxes we incurred in the same 2009 period.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars and as a percentage of revenue.

	Year Ended December 31,
	2010	2009
Sales revenue	$183,696,126	$95,370,012
Cost of sales	(103,276,910)	(48,527,336)
Gross profit	80,419,216	46,842,676
Expenses
General & administrative expenses	(15,563,906)	(7,312,439)
Research and development costs	(228,858)	(126,750)
Selling expenses	(10,414,293)	(6,317,766)
Non-cash stock compensation Expense	(56,019)	(47,057)
Total operating expenses	(26,263,076)	(13,804,012)
Income from operations	54,156,140	33,038,664
Change in fair value of derivative instruments	(785,350)	(1,508,997)
Gain from acquisition	3,714,840	-
Other income, net	669,462	510,692
Interest and finance expense, net	(100,997)	(128,518)
Total other income /(expense) , net	3,497,955	(1,126,823)
Income before income taxes	57,654,095	31,911,841
Income taxes	(14,456,566)	(8,558,748)
Net income	$43,197,529	$23,353,093
Foreign currency translation gain/(loss)	6,078,504	(7,075)
Comprehensive Income	$49,276,033	$23,346,018
As a Percentage of Sales Revenue
Sales revenue	100.0%	100.0%
Cost of sales	56.2%	50.9%
Gross profit	43.8%	49.1%
Expenses
General & administrative expenses	8.5%	7.7%
Research and development costs	0.1%	0.1%
Selling expenses	5.7%	6.6%
Non-Cash Stock Compensation Expense	0%	0%
Total operating expenses	14.3%	14.5%
Income before income taxes	31.4%	33.5%
Income taxes	7.9%	9.0%
Net income	23.5%	24.5%

The following tables set forth our sales by valve types, in terms of sales revenues for the periods indicated.
	Year Ended December 31,
	2010	2009
Sales revenue	(in thousands)
Gate valves	$32,771	$26,559
Check valves	9,778	6,840
Globe valves	8,037	5,073
Safety valves	2,307	1,915
Butterfly valves	77,213	36,998
Ball valves	30,477	5,960
Vent valves	487	325
Other	22,626	11,700
Total sales revenue	$183,696	$95,370

The China Valve Industry Association divides the valve market into five primary segments: (i) power; (ii) petrochemical and oil; (iii) water supply; (iv) metallurgy; and (v) other areas. Our revenues in these markets are as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Power Supply	$51,964	$28,206
Petrochemical and Oil	55,635	16,250
Water Supply	43,626	28,301
Metallurgy	8,998	6,173
Other	23,473	16,440
Total sales revenue	$183,696	$95,370

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Sales Revenue. Sales revenue increased $88.3 million, or 92.6%, to $183.7 million in 2010 from $95.4 million in 2009. The majority of this increase resulted from recently acquired subsidiaries, Yangzhou Valve, Changsha Valve and Hanwei Valve, which contributed $68.4 million to our sales revenue. Adjusting for the effect of changes in exchange rates, our sales revenue increased by 91.3% . The increase was also attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations on high temperature high pressure power station gate valves and two-way metal sealing butterfly valves, which are popular among our customers, also contributed to sales volume increases as compared to sales in the same period last year. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our success in adding new types of valves, such as large diameter high pressure valves used in power stations, valves for nuclear power plants, and other large governmental water-pipe projects requiring supplies of 3.5 meter and up diameter valves also helped fuel demand for our products and contributed to the sales increase. Our sales from organic growth accounted for 22.6% of total sales growth while sales from our newly acquired companies accounted for 77.4% of total sales growth.

In 2010, revenues from butterfly valves, gate valves and ball valves constituted 76.5% of our total revenues for the period.

Revenue from butterfly valves for 2010 amounted to $77.2 million which is $40.2 million or 108.7% more than revenue for the same period ended on December 31, 2009. This increase is mainly attributable to the newly acquired subsidiary Changsha Valve whose key product is butterfly valve. It is also due to the fact that we are the sole manufacturer and distributor for the integrated two-way metal sealed butterfly valves used to control municipal water and sewage flow. These new generation butterfly valves have achieved around 90% market share in the largest ten cities in China.

Revenue from gate valves for 2010 amounted to $32.8 million which is $6.2 million or 23.4% more than that of 2009. These increases were attributable to the large increase in power station construction projects in China. By the end of 2007, the Company had developed the capability to manufacture high quality technology intensive forged steel valves for use in ultra supercritical thermal power generators in 1,000MW power stations. The Company is the sole designer and manufacturer in China for this type of valve, which can replace the imported valves used in the thermal power industry. The newly developed, high-margin valves perform as well as the similar advanced overseas products and resulted in a large amount of orders in 2010. The other factor in the sales increase in 2010 was the continued extensive use of gate valves in the petro-chemical and nuclear power industries.

Revenue from ball valves for 2010 amounted to $30.5 million, which is $24.5 million or 411.4% more than that for 2009. This increase was attributable to the recently acquired subsidiary Hanwei Valve.

Cost of Sales. Our cost of sales is primarily comprised of the costs of our raw materials such as steel castings, components, labor and overhead. Our cost of sales increased $54.8 million, or 112.8% to $103.3 million in 2010 from $48.5 million in 2009. The cost of sales, as a percentage of sales revenue, increased from 50.9% in 2009 to 56.2% in 2010. The increase was in line with the increase in sales revenues and was also attributable to from higher labor and management costs of those newly acquired entities. The increase in cost of raw materials also contributed to an increase in cost of sales.

Gross Profit. Our gross profit is equal to the difference between our sales revenue and our cost of sales. Our gross profit increased $33.6 million, or 71.7% to $80.4 million in 2010 from $46.8 million in 2009. Gross profit as a percentage of net sales revenue decreased to 43.8% from 49.1% for the same period in 2009. The decrease in gross profit percentage was because the three recently acquired subsidiaries had lower overall gross profit percentage as the products sold by these subsidiaries during the period, such as gate valves and ball valves, had lower gross profit than that of the butterfly valves and high pressure valves sold by ZD Valve and Kaifeng Valve. In addition, the higher labor and management costs of the new subsidiaries resulted in higher fixed costs per unit and lower overall gross profit percentage. Furthermore, in 2010 the Company sold more medium to low pressure valves, which generally have lower selling prices, which also contributed to the decrease in gross profit percentage. The Company is currently standardizing production methodology and techniques at the new subsidiaries in order to optimize the new subsidiaries’ production capacity.

General and Administrative Expenses. Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, travelling expenses, and legal and professional expenses, were $15.6 million for 2010, compared with $7.3 million for 2009, an increase of $8.3 million or approximately 112.8% .The increase is primarily due to increase in salary expense for the newly acquired subsidiaries, as well as the hire of more educated entry-level administrative and technologic personnel. Professional fees, travel expense and meal and entertainment expenses also increased due to various business acquisition activities. Depreciation expense increased as result of increased fixed asset purchases. General and administrative expenses as percentage of total revenue is 8.5% in 2010 as compared to 7.7% in 2009. The increase is primarily due to the increased expenses added by the recently acquired subsidiaries.

Selling Expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, sales tax, freight charges and related compensation, were $10.4 million for 2010, compared with $6.3 million for 2009, an increase of $4.1 million or 64.8%, which was in line with the sales revenue increase. However, the implementation of the strengthened cost control policy and the setup of Headquarter of Sales and Marketing in Shanghai resulted in significantly improved marketing activities and brought in more large sales contracts with relatively lower sales and marketing expenses in 2010. The percentage of sales and marketing expenses as percentage of sales was 5.7%, compared to 6.6% in 2009.

Total Operating Expenses. Our total operating expenses increased $12.5 million, or 90.6%, to $26.3 million in 2010 from $13.8 million in 2009, which was in line with the sales revenue increase and mainly attributable to newly acquired subsidiaries.

Income Before Income Taxes. Income before income taxes increased $25.7 million, or 80.7%, to $57.6 million in 2010 from $31.9 million in 2009. Income before income taxes as a percentage of revenue decreased to 31.4% in 2010 from 33.5% in 2009.

Net Income. Net income increased $19.8. million, or 85.0%, to $43.2 million in 2010 from $23.4 million in 2009 as result of 92.6% increase in sales revenue and a lower effective income tax rate in 2010.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $6.1 million in 2010 as compared with a $0.007 million currency translation loss in 2009. In July 2005, China reformed its foreign currency exchange policy and allowed the Renminbi to fluctuate as much as 0.3 percent per day against the U.S. dollar. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. At December 31, 2010, the period end exchange rate was RMB1 to US$0.1517 and the average exchange rate for 2010 was RMB1 to US$0.14760. At December 31, 2009, the period end exchange rate was RMB1 to US$0.1467 and the average exchange rate for 2009 was RMB1 to US$0.14661. RMB appreciated approximately 3.4% in 2010 in terms of the period-end exchange rate of 2010 compared with that of 2009.

Our sales revenue increased by RMB 594.1 million or 91.3% compared with the same period in 2009 and our operating expenses increased by RMB 86.0 million or 91.4% compared with the same period in 2009. As the Renminbi appreciated against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 92.6% and 90.6%, respectively, in U.S. dollar terms, as follows:

	Year Ended December 31,
(in million)		2010			2009		Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB
Revenue	183.7	0.14760	1,244.6	95.4	0.14661	650.5	88.3	594.1	92.6%	91.3%
Total operating expenses	26.3	0.14760	178.2	13.8	0.14661	94.2	12.5	84.0	90.6%	89.2%

Allowance for Doubtful Debts

Our trade receivables net of allowance for doubtful accounts were $84.1 million as of December 31, 2010, an increase of $51.8 million, or 160.2%, from $32.3 million as of December 31, 2009. Our allowance for doubtful accounts totaled $998,739 as of December 31, 2010, compared with $908,338 at December 31, 2009.

The increase in our trade receivables was mainly due to recently acquired subsidiaries. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if trade balance is below one year. Our allowance for doubtful debts accounts for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods because we have improved our account receivables collections. Many of our customers have long business relationships with us and good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $25.8 million and restricted cash of $1.2 million. The following table provides summarized information about our net cash flow for 2010 and 2009.

	Years Ended
	December 31,
	2010	2009
	(dollars in thousands)
Net cash provided (used in) by operating activities	$17,193	$25,083
Net cash used in investing activities	(30,599)	(25,730)
Net cash provided (used in) by financing activities	24,219	(1,476)
Effect of foreign currency translation on cash and cash equivalents	523	180
Net (decrease) increase in cash and cash equivalents	11,336	(1,943)
Cash and cash equivalents, beginning of year	14,485	16,428
Cash and cash equivalents, end of year	$25,821	$14,485

Operating Activities

In the fiscal year ended December 31, 2010, our net cash flow provided by operating activities was $17.2 million, a decrease of $7.9 million from the net cash flow provided by operating activities of $25.1 million for the same period in 2009. This is attributed to an increase of accounts receivables of $49.6 million which offsets a strong increase of net profit of $19.8 million compared with 2009.

Investing Activities

Our main uses of cash for investing activities are for acquisitions of other companies, which the three acquisitions were closed with cash paid by $25.6 million in 2010. Also we spend another $4.3 million on the acquisition of plant and equipment as well as on building improvements. Net cash used in investing activities in 2010 was $30.6 million, as compared with $25.7 million in 2009.

Financing Activities

Net cash provided by financing activities in 2010 totaled $24.2 million. On January 5, 2010, we completed a registered direct offering of our common shares to certain accredited investors resulting in $23.9 million in net proceeds.

Our debt to equity ratio was 0.26 as of December 31, 2010 as compared to 0.24 as of December 31, 2009. We believe we have greatly improved our company’s position by decreasing our borrowings. We plan to maintain our debt to equity ratio at the ratio as of December 31, 2010.

As of December 31, 2010, the maturities for our bank loans are all below one year.

We believe that we maintain good relationships with the banks we deal with and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Capital Expenditures

Our capital expenditures in 2010 and 2009 are set forth below. Our capital expenditures were used primarily for plant construction and purchases of equipment to expand our production capacity.

	Years Ended December 31,
	2010	2009
	(in thousands)
Construction costs	$590	$7,178
Purchase of equipment	$3,710	$2,560
Advance on equipment & construction fee	$125	$655
Total capital expenditure	$4,425	$10,393

Our depreciation and amortization expense for the years ended December 31, 2010 and 2009, and the income statement line items in which it is included, was as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Cost of goods sold	$1,928	$945
General and administrative expenses	$2,942	$1,011
Total depreciation and amortization expense	$4,870	$1,956

Obligations under Material Contracts

We did not have any long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2010.

Business Combinations

On January 13, 2010, the Company acquired the assets of Yangzhou Rock Valve Lock Technology Co., Ltd. for a total cash consideration of $7.2 million. Yangzhou Valve designs, manufactures and distributes interlock valves, valve block devices, magnetic valves, and mechanical interlocking machines.

In February 2010, the Company acquired all the equity interests in Able Delight (Changsha) Valve Co, Ltd., formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), for a purchase price of $12.12 million plus certain assumed obligations and acquisition expenses of $2.81 million, or an aggregate expenditure of approximately $15 million. Changsha Valve was purchased from Able Delight Investment, Ltd., which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. The Company directly paid the balance of $8.93 million to other parties as disclosed in 8ka released on November 18, 2010. Able Delight Investment, Ltd. had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve. Changsha Valve is a manufacturer of butterfly and other valves used by hydro, thermal and nuclear power plants and in water and sewage treatment applications.

On April 8, 2010, the Company acquired from certain unaffiliated individuals the two entities that were owners of the joint venture that in turn owned Shanghai Pudong Hanwei Valve Co., Ltd. (“Hanwei Valve”), together with certain intangible assets used in the operation of Hanwei Valve, for an aggregate of $19.5 million. Hanwei Valve is a manufacturer of various valve products and the sole producer in China of the fully-welded ball valve used in long distance gas pipelines and the 24-way rotary valve used in the petrochemical industry.

The acquisitions of Yangzhou Valve, Changsha Valve and Hanwei Valve contributed, in the aggregate, $68.4 million to the Company’s 2010 sales revenues, representing 37.2% of such revenues, and contributed significantly to the Company’s 85.0% increase in net income for 2010.

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

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 24 months, to guarantee product quality. Historically, the Company has experienced insignificant warranty claims resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

The Company also provides services to some of its sales agents and distributors. The Company recognizes revenue on these services once a contract is signed and the services have been rendered.

Foreign Currency Translation and Other Comprehensive Income

The reporting currency of the Company is the US dollar. The functional currency of our Chinese operating entities Kaifeng Valve, ZD Valve, Taizhou Taide Valve, Yangzhou Valve, Changsha Valve and Hanwei Valve is the Renminbi (RMB).

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

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $12,230,406 and $ 6,151,902 as of December 31, 2010 and 2009, respectively. The balance sheet amounts with the exception of equity at December 31, 2010 and 2009 were translated at 6.59 RMB and 6.82 RMB to $1.00 USD, respectively. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2010 and 2009 were 6.78 RMB and 6.82 RMB to $1.00, respectively.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at December 31, 2010 and December 31, 2009, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and 2009, the Company’s cash and restricted cash balances, totaling $26,596,872 and $14,505,745, respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five suppliers represented approximately 24% and 17% of the Company’s total purchases for the years ended December 31, 2010 and 2009, respectively. Five customers accounted for 9% and 11% of total sales as of December 31, 2010 and 2009 respectively.

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

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifang Commercial Bank in 1997. These long term investments are carried at the lower of cost or market value and amounted to $790,572 and $764,515 as of December 31, 2010 and December 31, 2009, respectively. There is no quoted or observable market price for these investments; therefore, the Company used level 3 inputs for its valuation methodology. Based on its proportionate share of the underlying book value of the investees, the Company believes the fair value of the investments is at least equal to the original cost. The determination of the fair value was based on the capital investment that the Company contributed. There has been no change in the carrying value since inception, other than the effects of translating the balances to US dollars.

Long-lived Assets

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the year-ended December 31, 2010, the Company impaired long lived assets in the amount of $1,341,962, which were included in cost of goods sold.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the year ended December 31, 2010.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begins on page F-1 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURES.

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

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Jianbao Wang and Mr. Gang Wei, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Wang and Mr. Wei concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010, to satisfy the objectives for which they are intended.

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

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management identified material weakness related to the following:

Control Environment - The Company’s control environment did not sufficiently promote effective internal control over financial reporting. Specifically, the Company did not conduct a comprehensive risk assessment during the year with all of its major transactions. In addition, the lack of oversight from top management also results in incomplete disclosure on its acquisitions.

Accounting and Finance Personnel Weaknesses – US GAAP expertise. Our current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in ineffective top level review and analysis of year-end evaluation of the Company’s inventory and AR allowance.

As disclosed in our Management's Annual Report on Internal Control over Financial Reporting filed with the 2009 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in 2010, we continued to implement these remedial procedures.

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

4. We are currently documenting and implementing internal control over financial reporting, however, as of December 31, 2010, we did not have sufficient time to remediate all deficiencies identified in order to render current year’s internal control over financial reporting effective. We will continue monitor and improve controls over financial reporting in the coming year.

Our management is not aware that the material weakness in our internal control over financial reporting causes them to believe that any material inaccuracies or errors existed in our financial statement as of December 31, 2010. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

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

The Company’s independent public accounting firm has audited and issued a report on the Company’s internal control over financial reporting which is included in this Annual Report on Form 10-K and incorporated by reference herein.

(c) Changes in internal control over financial reporting

Except as described above, there were no changes in our internal controls over financial reporting during our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Valves Technologies, Inc

We have audited China Valves Technologies, Inc.’s and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Control Environment - The Company’s control environment did not sufficiently promote effective internal control over financial reporting. Specifically, the Company did not conduct a comprehensive risk assessment during the year with all of its major transactions. In addition, the lack of oversight from top management also result in incomplete disclosure on its acquisitions. These control deficiencies by themselves do not directly result in a material misstatement to the financial statements; however, deficiencies in the control environment are pervasive in nature.

Accounting and Finance Personnel Weaknesses – US GAAP expertise. The Company’s current accounting staff is relatively new and inexperienced, and needs substantial training to meet the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statements consolidation, are inadequate and were inadequately supervised. The lack of sufficient and adequately trained accounting and finance personnel resulted in ineffective top level review and analysis of year-end evaluation of the Company’s inventory and AR allowance This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 16, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of income and other comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Frazer Frost, LLP

Brea, California

March 16, 2011

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our executive officers and directors as of March 11, 2011. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Siping Fang	58	President, Chairman and Secretary
Jianbao Wang	42	Chief Executive Officer
Gang Wei	36	Chief Financial Officer
Zengbiao Yu	56	Director
Peter Li	47	Director
William Haus	48	Director
Zhiming Wang	70	Chief Engineer
Qizhong Xiang	63	Chief Technology Officer
Binjie Fang	38	Chief Operating Officer and Director

Siping Fang, Chairman, Chairman and Secretary

Mr. Fang has over 20 years’ of experience in the valve industry. In 2001, Mr. Fang established ZD Valve and was appointed as President and CEO of that company. In 2003, Mr. Fang acquired state-owned enterprise High Pressure Valve and was appointed as President and CEO of the company. Mr. Fang has been responsible for making strategic decisions on major corporate issues and directing the operations and market expansion of both companies. In 2007, Mr. Fang became our CEO after the reverse acquisition of China Valve Samoa.

Mr. Fang possesses particular knowledge and experience in the valve industry that strengthen the Board’s collective qualifications, skills, and experience. His demonstrated capabilities in leading, growing and guiding our Company provide the Board with a key understanding of the Company, its culture, its personnel, and its strengths and weaknesses. These capabilities combined with his prior business and managerial experience strengthen the Board’s collective qualifications, skills, and experience and make him qualified to lead the Company’s Board.

Jianbao Wang, Chief Executive Officer

Mr. Wang was appointed as our CEO on October 8, 2010. Mr. Wang has been General Manager of the Company since July 2009 and has played an integral part in completing and integrating three acquisitions for the Company, as well as improving the Company's management and business processes. Prior to working for the Company, between August 2007 and June 2009 Mr. Wang served as President of the Asia Pacific Region at Globe Turbocharger Specialties Inc., the exclusive global Original Equipment Manufacturer for ALCO turbochargers and parts, where he, among other accomplishments, developed the company's supply chain and sales force in Asia. From July 2002 to August 2007, Mr. Wang served as International Purchasing Manager of the Asia Pacific Region for KSB AG, a German public company, for which he established three Greenfield operations in Dalian, Shanghai and Zhengjiang, formed the company's regional purchasing office and reorganized procurement flow.

Before that, Mr. Wang had approximately ten years of work experience at Siemens Pump and Compressor Co. Ltd. and Changzhou Electric Traction Motor Works ("CETMW"), of which he spent a year and a half at the headquarters of Pakistan Railway as chief representative for CETMW. Mr. Wang received his bachelor's degree majoring in hydraulic and pneumatic technology from Xi'an Jiaotong University in July 1992 and received a diploma majoring in executive commerce and management from Nanjing University of Science and Technology in January 1999. Mr. Wang completed his EMBA program and received a master's degree from the Cheung Kong Graduate School of Business in August 2010.

Gang Wei, Chief Financial Officer

Mr. Wei was appointed as our CFO on December 16, 2010. Mr. Wei was Chief Financial Advisor of State Grid International Development Limited from February 2010 to December 2010, which is a subsidiary of State Grid Corporation of China, where he served as a key management member to help State Grid acquire transmission business at Brazil and copper mining business at Chile. He was also responsible for financial reporting, financial planning and analysis, budgeting and treasury management. From September 2007 to February 2010, Mr. Wei was European Regional Controller and Treasury Accounting Manager for EMEA and America of Brambles Limited at London, a global business service group headquartered in Sydney, Australia that operates in over 45 countries and is listed on the ASX under the ticker symbol BRB. Among other responsibilities, he managed the financial reporting and financial control function for a number of entities located in the region. He was also responsible for performance management, treasury management and risk control. From June 2005 to September 2007, Mr. Wei served as Senior Group Accountant and Senior Accounting Manager at Kazakhmys PLC, a FTSE 100 company headquartered in London that operates in mining, natural resources, energy and manufacturing. From February 2001 to September 2002, Mr. Wei was Chief Financial Officer of Coastal Industrial Group. Between November 1997 and January 2001, Mr. Wei worked as Finance Manager for China Laurel Group. Mr. Wei earned a doctorate degree in Finance from Cardiff Business School of Cardiff University in the UK. He is a member of CPA of China Mainland and Hong Kong, fellow member of ACCA, and charter holder of CFA.

Zengbiao Yu, Director

Mr. Yu has been working as a professor and a Ph.D. tutor for Tsinghua University since 1999. Mr. Yu is currently the vice president of Management Accounting Section of Accounting Society of China, director of Chinese Costing Association, independent director of Zhongyuan Special Steel Co., Ltd. and CNHTC Jinan Truck Co.,Ltd . In addition, he is a member of Editorial Advisory and Review Board of the IMA Educational Case Journal in U.S.A. As a PhD student, Mr. Yu had been educated jointly by the University of Illinois at Urbana-Champaign (UIUC) and Xiamen University (XU), and received his doctorate from XU in 1993. He had been Dean of Business School and Head of Accounting Department of Hebei University for more than 3 years. He was awarded “Certificates of High Attainment” from UIUC in 1991 and recognized as an “outstanding accountant” by the Ministry of Finance of PRC in 1995. He is author of more than 80 papers and 10 books on financial and managerial accounting.

Mr. Yu possesses extensive knowledge and experience in accounting and finance. Mr. Yu’s background, knowledge and achievements bring important value to the Board, as well as to the Audit Committee, and strengthens the Board’s collective qualifications, skills, and experience.

William Haus, Director

Mr. William Haus has extensive experience in business and finance for public companies as well as China-based companies. Since August 2008, Mr. Haus has been the CEO and director of CS China Acquisition Corporation, a special purpose acquisition corporation focused on effecting a business combination with a China-based private company. Over the past eight years, Mr. Haus has worked in a variety of roles in analyzing companies and evaluating companies as potential investments. From September 2005 to May 2008, Mr. Haus was the Analyst for The Pinnacle Fund & The Pinnacle China Fund, both of which are hedge funds focused on investment opportunities in the United States and China. Between April 2005 and September 2005, he was the Senior Vice President and Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Stanford Group Company, a securities brokerage firm. From March 2000 to March 2005, Mr. Haus was the Senior Equity Research Analyst for Healthcare Information Technology and Pharmaceutical Outsourcing, Advest, Inc., a securities brokerage firm. Mr. Haus graduated from the State University of New York College at Fredonia with a B.S. in business administration and a B.A. in economics and received a Master of Business Administration from Boston University. He is a Chartered Financial Analyst (CFA) and member of the CFA Institute. Mr. Haus is also independent director of China Nutrifruit Group Limited, a food products producer, listed on NYSE Amex.

Mr. Haus’s experiences in investment roles and in senior management at several companies, including U.S. listed companies, that do business in China and the United States provides relevant insight and a breadth of knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience.

Peter Li, Director

Peter Li brings more than 15 years experience of corporate financial management, investor relationship management, corporate strategy and internal controls. Peter Li is the CFO of Hollysis Automation Technologies Ltd. (NASDAQ: HOLI) since February 2009. Since August 2008, Mr. Li has been a co-founder and director of CS China Acquisition Corp., an OTCBB listed company engaged in seeking a business combination with a Chinese operating company. Since June 2008, he has also been an independent director and audit committee chairman for Yuhe International Inc., an OTCBB listed company in the broiler breeding business in China. Mr. Li is also a senior advisor to Yucheng Technologies, Ltd., a leading IT service provider to the banking industry in China. Between October 2004 and November 2006, Mr. Li was the CFO of Beijing Sihitech Technology Co. which merged to form Yucheng Technologies, Ltd. Prior to his tenure at Beijing Sihitech Technology Co., Mr. Li worked in corporate financial management with various companies, including the role of Internal Controller at Lenovo. Mr. Li graduated from Beijing Foreign Studies University with a B.A. and received a Master of Education from the University of Toronto. Mr. Li is a Certified General Accountant in Ontario, Canada.

Mr. Li’s vast experience has provided him with in-depth knowledge of publicly listed companies in the United States. He also brings an understanding of investor relations, SEC reporting, and the perspective of the investment community. Mr. Li’s knowledge and other professional experience have given him particular knowledge and experience that strengthen the Board’s collective qualifications, skills, and experience.

Zhiming Wang, Chief Engineer

Mr. Wang has over 45 years’ experience in the valve industry. He joined the Company as Chief Engineer in May 2010 when he sold Shanghai Hanwei Valves Co. Ltd. to the Company in April 2010. Before he founded Shanghai Hanwei Valves Co. Ltd in December 1992, Mr. Wang worked for Shanghai Lianggong Valves Co. Ltd. from July 1966. He worked as technician, engineer, senior engineer, director of nuclear power office and chief engineer at Shanghai Lianggong during the period from July 1966 to December 1992. Mr. Wang had been granted a number of patents and national and local awards due to his significant contribution to the valve industry in China. Mr. Wang graduated from Shanghai Industry University in June 1966 with a B.S.

Qizhong Xiang, Chief Technology Officer

Since 1998, Mr. Xiang has been working in various positions for the Company’s subsidiary ZD Valve as a valve engineer, vice president of marketing and director of research and development. Prior to joining the Company, Mr. Xiang was a valve engineer for Hong Cheng Co. Ltd.

Binjie Fang, Director

Mr. Fang was appointed as a director and became the Chief Operating Officer of the Company in 2007. Between September 1995 and January 2005, he was the head of the operations and human resource departments of ZD Valve, a subsidiary of the Company His major responsibilities included managing daily operations and human resource related issues. From January 2005 to the present, Mr. Fang has been the general manager of ZD Valve. His major responsibilities include supervising company operations in various aspects and managing marketing and business development activities. Mr. Fang possesses significant knowledge and experience in the valve industry. His knowledge and experience strengthens the Board’s collective qualifications, skills, and experience.

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

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2010 and 2009: Siping Fang, who became our President and Chief Executive Officer when we completed the reverse acquisition. No other executive officers received total compensation in excess of $150,000 in any fiscal year.

			Total
Name and Principal Position	Year	Salary	($)
Siping Fang, President, and Director	2010	$100,000	$100,000
	2009	$100,000	$100,000
Jianbao Wang, Chief Executive Officer	2010	$147,600	$147,600
	2009	$73,305	$73,305
Gang We, Chief Financial Officer (1)	2010	$0	$0
	2009	$0	$0

(1) Mr. Wei formally joined the Company on January 1, 2011.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.

Employment Contracts

On December 16, 2010, the Company and Mr. Wei entered into an employment agreement (the "Employment Agreement"), which is effective as of December 16, 2010 (the "Effective Date") and will expire on December 16, 2015 (the "Employment Period"). The Employment Agreement provides, among other things, that Mr. Wei's base salary will be RMB75,000 per month after personal income tax (approximately $11,232). Additionally, within three months of the Effective Date, upon approval of the board of directors of the Company, the Company will grant Mr. Wei options to purchase 500,000 shares of the Company's common stock at the price of $10.31 per share or the lower price when the board approves. Mr. Wei may exercise options to purchase 260,000 shares on the first anniversary of his employment with the Company, and 30,000 share every three months after the first anniversary. The Employment Agreement contains covenants prohibiting Mr. Wei from competing with the Company during the Employment Period and for three years after the Employment Period. The Employment Agreement also prohibits Mr. Wei from disclosing any confidential information of the Company.

Payment of Post-Termination Compensation

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Director Compensation

The following table sets forth all compensation awarded to, earned by or paid to the directors in 2010:

	Fees Earned or	Stock	Option
Name	Paid in Cash	Awards	Awards	Total
Zengbiao Yu	$24,167	N/A	N/A	$24,167
Siping Fang	N/A	N/A	N/A	N/A
Binjie Fang	N/A	N/A	N/A	N/A
Peter Li	$20,000	N/A	N/A	$20,000
William Haus	$30,000	N/A	N/A	$30,000

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

On October 8, 2010, the Compensation Committee and the Board approved to increase the compensation for Mr. Li, Mr. Yu and Mr. Haus to $5,000 a month.

The stock options granted to Mr. Li and Mr. Haus have not yet been issued as of December 31, 2010. The restricted common shares granted to Mr. Haus was issued on February 2, 2011.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth certain information regarding our common stock $0.001 par value, beneficially owned on March 11, 2011, for (i) each shareholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our officers and directors, and (iii) all executive officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Valves Technology, Inc., No. 93 West Xinsong Road, Kaifeng , Henan Province, China 475002.

		Amount & Nature of	Percent of
Name & Address of		Beneficial	Class (2)
Beneficial Owner	Office, if Any	Ownership (1)
	Officers and Directors
Siping Fang	President and Chairman	0	*
Jianbao Wang	Chief Executive Officer	0
Gang Wei	Chief Financial Officer	0
Binjie Fang	Chief Operating Officer and Director	0	*
Qizhong Xiang	Chief Technology Officer	0	*
Zhiming Wang	Chief Engineer	0
William Haus		5,000	*
5700 Henry Cook Blvd. Suite #6333, Plano, TX 75024-4542	Director

Peter Li
C/O CS China Acquisition Corp.
4100 N. E. Second Avenue, Miami, FL 33137	Director	0	*
Zengbiao Yu Director		0	*
All officers and directors as a group (9 persons named above)		5,000	0%
	5% Securities Holder
Bin Li		12,583,032	34.31%
1165 Rugglestone Way, Duluth, GA 30097
SAM Sustainable Asset Management Ltd.		2,904,121	7.92%
Bin Fang		2,275,000	6.20%

* Less than 1%.

1 Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the ordinary shares.

2 A total of 36,669,654 shares of our common stock as of March 11, 2011 are considered to be outstanding pursuant to the Commission Rule 13d-3(d)(1). For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” ). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were no less favorable to the Company than the terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

The Company had the following significant related party transactions as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Accounts Receivable – related party; receivable from Zhengzhou tonghai Trade	$200,185	$-
Other receivable – related party: receivable from Zhengzhou Tonghai Trade, unsecured, interest-free.	152,179	-
Purchase deposit – related party, High Pressure Valve Co.	917,202	385,066
Accounts payable – related party	(2,382,906)	-
Other payable - related parties: cash advance from officers, unsecured, interest-free, due upon demand	(1,899,627)	(1,891,870)
Total	$(3,012,967)	$(1,506,804)

The Company purchases raw material, such as castings, from the Casting Company. Total raw material purchase from related party amounted to $12,384,382 and $4,401,499 for the years ended December 31, 2010 and 2009, respectively. Total valve sales to the Casting Company amounted for $168,566 and $0 for the years ended December 31, 2010 and 2009, respectively.

The Company also makes finished goods purchases and sales to/from a related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by a Sales officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $4,614,791 and $25,762 for the years ended December 31, 2010 and 2009, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $473,108 and $0 for the years ended December 31, 2010 and 2009, respectively.

ZD Valve leased its manufacturing plant and office space from ZhengZhou Cheng Long Corporation, a related party. ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of December 31, 2010, prepaid rental of $254,760 remains to be amortized as rental expense.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Frazer Frost LLP, (“Frazer Frost”) are the Company’s independent PCAOB registered public accounting firm and were engaged to examine the Company’s consolidated financial statements for the fiscal years ended December 31, 2010 and 2009.

Audit Fees. Frazer Frost was paid aggregate fees of approximately $383,368 and $325,891 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered for the audit of our annual financial statements.

Tax Fees. Frazer Frost was paid $10,000 for the fiscal year ended December 31, 2010 for professional services rendered for tax compliance and $7,000 was paid for the fiscal year ended December 31, 2009.

All Other Fees . Frazer Frost was paid no other fees for professional services during the fiscal years ended December 31, 2010 and 2009.

Board of Directors Pre-Approval Policies and Procedures

Our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements are set forth beginning on page F-1 of this Report
	Section 1.	Report of Independent Registered Public Accounting Firm	F-2
	Section 2.	Consolidated Balance Sheets	F-3
	Section 3.	Consolidated Statements of Income and Other Comprehensive Income	F-4
	Section 4.	Consolidated Statement of Stockholders’ Equity	F-5
	Section 5.	Consolidated Statements of Cash Flows	F-6
	Section 6.	Notes to Consolidated Financial Statements	F-7-F-25
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.
(3)	Exhibits

Exhibits (Including Those Incorporated By Reference).

Exhibit Index

Exhibit No.	Description

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

10.13

Amendment Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 31, 2009.)

10.14	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.15

Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.16

Asset Purchase Agreement, dated as of February 15, 2009, by and between Taizhou Taide Valve Co., Ltd. and Taizhou Wote Valve Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April, 21, 2009).

10.17

Amendment to Registration Rights Agreement, dated March 4, 2009, among China Valves Technology, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2009).

10.18

English Translation of Asset Purchase Agreement, dated January 13, 2010, by and among Henan Tonghai Fluid Equipment Co., Ltd., Guichun Xie, Lizhen Huang and Lanzhou Sufa Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 19, 2010)

10.19

English Translation of Asset Purchase Agreement, dated February 3, 2010, by and between China Fluid Equipment Limited and Able Delight Investment Limited. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 8, 2010)

10.20

English translation of Asset Transfer Agreement, dated as of April 8, 2010, by and among Henan Tonghai Fluid Equipment Co., Ltd., Shanghai Pudong Hanwei Valve Co., Ltd., Shanghai Hanhuang Valve Co., Ltd. and Hong Kong Hanxi Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 9, 2010)

10.21

English translation of Loan Agreement by and between China Fluid Equipment Holdings Limited and Able Delight Investment Limited, dated December 10, 2009. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed on November 18, 2010)

10.22	English Translation of Employment Agreement with Gang Wei dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 16, 2010).

21	List of Subsidiary *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VALVES TECHNOLOGY, INC.

March 16, 2011	By :/s/ Jianbao Wang
(Date Signed)	Jianbao Wang, Chief Executive Officer

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

Signature	Capacity	Date

/s/ Siping Fang	President, Director	March 16, 2011
Siping Fang

/s/ Jianbao Wang	Chief Executive Officer (Principal Executive Officer)	March 16, 2011
Jianbao Wang

/s/ Gang Wei	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011
Gang Wei

/s/ Peter Li	Director	March 16, 2011
Peter Li

/s/ William Haus	Director	March 16, 2011
William Haus

/s/ Zengbiao Yu	Director	March 16, 2011
Zengbiao Yu

/s/ Binjie Fang	Chief Operating Officer and Director	March 16, 2011
Binjie Fang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Income and Other Comprehensive Income	F-3
Consolidated Statement of Stockholders’ Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Valves Technologies, Inc

We have audited the accompanying consolidated balance sheets of China Valves Technologies, Inc and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Frazer Frost, LLP

Brea, CA

March 16, 2011

CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS
	December 31,
	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$25,820,607	$14,485,408
Restricted cash	1,164,598	1,047,389
Notes receivable	2,815,939	414,193
Accounts receivable, net of allowance for doubtful accounts of $998,739 and $908,338 as of December 31, 2010 and 2009, respectively	84,147,126	32,341,042
Accounts receivable - related party	200,185	-
Other receivables	3,176,648	4,481,610
Other receivables - related parties	152,179	-
Inventories, net	16,251,938	9,246,801
Advances on inventory purchases	1,094,670	1,321,914
Advance on inventory purchases - related party	917,202	385,066
Prepaid expenses	104,593	246,046
Rental prepayment - short-term	254,760	307,630
Total current assets	136,100,445	64,277,099
PLANT AND EQUIPMENT, net	40,773,562	28,468,866

OTHER ASSETS:
Accounts receivable - retainage, long term	4,751,605	1,523,395
Deposits for acquisition	-	13,215,650
Advances on equipment purchases	108,435	654,931
Rental prepayment - long-term	-	307,630
Long-term receivable	-	440,100
Goodwill	32,955,163	20,811,767
Intangibles, net	23,027,880	9,639,180
Other investments, at lower of cost or market	790,572	764,515
Total other assets	61,633,655	47,357,168
Total assets	$238,507,662	$140,103,133

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$19,530,341	$6,953,499
Accounts payable - related party	2,382,906	-
Short-term loans	5,648,794	5,048,246
Short-term loans - related parties	-	184,517
Other payables	3,405,201	2,662,930
Other payables - related party	1,899,627	1,707,353
Notes payable	-	733,500
Accrued liabilities	2,825,560	2,033,626
Customer deposits	6,499,833	3,325,906
Taxes payable	6,828,118	2,293,346
Warrant liabilities	880,565	1,730,837
Total current liabilities	49,900,945	26,673,760

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 34,664,654 shares and 31,727,212 shares issued and outstanding as of December 31, 2010 and 2009, respectively	34,663	31,726
Additional paid-in-capital	96,433,317	70,534,943
Statutory reserves	10,046,713	5,534,575
Retained earnings	69,861,618	31,176,227
Accumulated other comprehensive income	12,230,406	6,151,902
Total shareholders' equity	188,606,717	113,429,373
Total liabilities and shareholders' equity	$238,507,662	$140,103,133

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

		2010		2009
REVENUE	$		$
Revenue		183,077,333		95,370,012
Related party revenue		618,793		-
Total Revenue		183,696,126		95,370,012

COST OF GOODS SOLD		103,276,910		48,527,336

GROSS PROFIT		80,419,216		46,842,676

EXPENSES:
Selling expense		10,414,293		6,317,766
General and administrative		15,563,906		7,312,439
Research and development		228,858		126,750
Stock compensation expense		56,019		47,057
Total Operating Expenses		26,263,076		13,804,012

INCOME FROM OPERATIONS		54,156,140		33,038,664

OTHER (INCOME) EXPENSE :
Other income, net		(669,462)		(510,692)
Gain from acquisition		(3,714,840)		-
Interest and finance expense, net		100,997		128,518
Change in fair value of derivative instruments		785,350		1,508,997
Total Other (Income) Expense, net		(3,497,955)		1,126,823

INCOME BEFORE PROVISION FOR INCOME TAXES		57,654,095		31,911,841

PROVISION FOR INCOME TAXES		14,456,566		8,558,748

NET INCOME		43,197,529		23,353,093

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)		6,078,504		(7,075)

COMPREHENSIVE INCOME		$49,276,033		$23,346,018

BASIC EARNINGS PER SHARE:
Weighted average number of shares		34,547,224		30,771,356
Basic earnings per share		$1.25		$0.76

DILUTED EARNINGS PER SHARE:
Weighted average number of shares		34,695,639		30,946,392
Diluted earnings per share		$1.25		$0.75

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846

Cashless exercise of warrants	201,326	201	755,811					756,012
Release of shares in escrow related to common stock issued for real estate acquisition				9,834,000				9,834,000
Stock based compensation			47,057					47,057
Common stock issuance for cash at $9.00	333,334	333	2,796,107					2,796,440
Net income						23,353,093		23,353,093
Adjustment to statutory reserve					2,575,916	(2,575,916)		-
Foreign currency translation adjustment							(7,075)	(7,075)
BALANCE, December 31, 2009	31,727,212	$31,726	$70,534,943	$-	$5,534,575	$31,176,227	$6,151,902	$113,429,373
Exercised warrants	523,329	523	5,304,103					5,304,626
Stock compensation			56,019					56,019
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252					20,540,666
Net income						43,197,529		43,197,529
Adjustment to statutory reserve					4,512,138	(4,512,138)		-
Foreign currency translation adjustment							6,078,504	6,078,504
BALANCE, December 31, 2010	34,664,654	$34,663	$96,433,317	$-	$10,046,713	$69,861,618	$12,230,406	$188,606,717

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,197,529	$23,353,093
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	4,167,004	1,694,675
Amortization	703,168	261,050
Bad debt provision (recovery)	57,836	(254,963)
Loss on disposal of fixed assets	343,333	87,876
(Gain) from acquisition	(3,662,704)	(252,183)
Stock compensation cost	56,019	47,057
Change in fair value of warrant liabilities	785,350	1,508,997
Inventory allowance	681,989	432,707
Change in operating assets and liabilities:
Restricted cash due to sales covenant	(923,572)	(113,814)
Notes receivable	(2,323,098)	465,721
Accounts receivable and retainage	(49,609,832)	(5,040,954)
Other receivables and other receivables-related parties	1,704,875	455,396
Inventories	1,376,219	1,563,708
Advance on inventory purchases	264,940	(213,271)
Advance on inventory purchases-related party	(490,053)	981,778
Prepaid expenses	137,706	(185,647)
Long term receivable	442,800	(57,513)
Accounts payable-trade and accounts payable - related party	12,491,821	322,728
Other payables and other payables - related parties	1,314,478	(1,552,141)
Accrued liabilities	(1,005,589)	317,514
Customer deposits	2,959,823	196,078
Taxes payables	4,522,913	1,065,354
Net cash provided by operating activities	17,192,955	25,083,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(573,142)	(1,524,071)
Advance on equipment purchases	(124,895)	(654,530)
Purchases of plant and equipment	(3,709,966)	(9,738,815)
Addition to construction in progress	(590,032)	-
Proceeds from sale of equipment	4,927	11,729
Advance on lease	-	(614,882)
Cash paid for business acquisitions	(25,606,289)	-
Investment deposit	-	(13,209,395)
Net cash used in investing activities	(30,599,397)	(25,729,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to covenant	105,616	57,162
Restricted cash due to notes payable	738,000	2,199,183
Other payables-related party financing related	-	(471,648)
Repayment of notes payable	(1,033,200)	(2,199,150)
Proceeds from short term debt	4,018,346	3,232,751
Repayments of short term loan	(3,391,577)	(6,982,848)
Repayments of short term loans-related parties	(100,310)	(161,782)
Proceeds from equity financing	23,881,858	-
Proceeds from private placement financing	-	2,850,000
Net cash provided by (used in) financing activities	24,218,733	(1,476,332)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	522,908	180,575

INCREASE (DECREASE) IN CASH	11,335,199	(1,942,475)

CASH and CASH EQUIVALENTS, beginning	14,485,408	16,427,883

CASH and CASH EQUIVALENTS, ending	$25,820,607	$14,485,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$127,113	$302,058
Cash paid for income taxes	$11,961,017	$8,020,771
Additional Non-cash investing and financing activities
Cashless exercise of warrants	$231,500	$756,012
Common stock issued for real estate acquisition	$-	$9,834,000
Long-term prepayment transferred to construction-in-progress	$-	$2,001,733

See report of independent registered public accounting  firm.

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

RECENT DEVELOPMENTS

On January 13, 2010, the Company through its 100% indirectly owned subsidiary, Henan Tonghai Fluid Equipment Co, Ltd acquired 100% of Yangzhou Rock Valve Lock Technology Co. Ltd., or Yangzhou Rock. Yangzhou Rock became an operating subsidiary. See Note 16- business combinations for details.

On February 3, 2010, the Company through its 100% directly owned subsidiary, China Fluid Equipment Holdings Limited ("China Fluid") acquired 100% of Watts (Changsha) Valve (“Changsha Valve”). Changsha Valve became an operating subsidiary. See Note 16- business combinations for details.

On April 8, 2010, the Company through its 100% directly owned subsidiary, China Fluid Equipment Holdings Limited (“China Fluid”) acquired 100% of Shanghai Pudong Hanwei Valve Co., Ltd ("Hanwei Valve"). See Note 16 – business combination for details.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
China Valves Technology (Changsha) Valve Co., Ltd	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd.	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
Shanghai Han Huang Investment Co., Ltd.	PRC	100% Indirectly	Holding Company
Hong Kong Han Xi Co., Ltd.	Hong Kong	100% Indirectly	Holding Company
China Valves Technology Holdings Co. (formerly China Fluid Equipment Holdings Limited)	Hong Kong	100% Directly	Holding Company

See report of independent registered public accounting firm.

The results of operations of the three acquired entities, Yangzhou Rock, Changsha Valve and Hanwei Valve, are included in the consolidated statement of income since the acquisition dates in accordance to the acquisition method in ASC 805.

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

PRINCIPLES OF CONSOLIDATION

China Valves Technology Inc. is a holding company which conducts its business through its operating subsidiaries. The consolidated financial statements include the accounts of the Company and the Company’s wholly indirectly owned subsidiaries. All intercompany transactions have been eliminated. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of acquisition.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, realizability of inventories; the recoverability of goodwill, intangible assets, land use rights, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 24 months, to guarantee product quality. Historically, the Company has experienced insignificant warranty claims resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

The Company also provides services to some of its sales agents and distributors. The Company recognizes revenue on these services once a contract is signed and the services have been rendered.

WARRANTIES

The Company typically warranty all of its products and provide replacement or credit to its customers who are not satisfied with the products for a period of one year from the date of shipment. The Company has not established reserve funds for potential customer claims because, historically, the Company has not experienced significant customer complaints about its products. The Company believes that its customer support teams, quality assurance team and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. The Company reviews customer returns on a monthly basis and may establish a reserve when necessary.

See report of independent registered public accounting firm.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $1,131,575 and $386,929 for the years ended December 31, 2010, and 2009, respectively.

ADVERTISING

Advertising costs are expensed as incurred and totaled $153,159 and $36,834 for the years ended December 31, 2010, and 2009, respectively.

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

The balance sheet amounts with the exception of equity at December 31, 2010 and 2009 were translated at 6.59 RMB and 6.82 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the years ended December 31, 2010 and 2009 were 6.76 RMB and 6.82 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents and software are subject to amortization. Patents are being amortized over 5-20 years as management believes those are the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 - 50 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the year ended December 31, 2010.

See report of independent registered public accounting firm.

LONG-LIVED ASSETS

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the year-ended December 31, 2010, the Company impaired long lived assets in the amount of $1,341,962, which were included in cost of goods sold.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents comprise of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

See report of independent registered public accounting firm.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its product shipments, notes payable, government required housing fund, and cash held in escrow pursuant to the Securities Purchase Agreement entered into on August 26, 2008. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow pursuant to the Securities Purchase Agreement is released after the Company satisfies certain covenants as stated in the Securities Purchase Agreement. Restricted cash amounted to $ 1,164,598 and $1,047,389 as of December 31, 2010 and December 31, 2009, respectively.

	December 31, 2010	December 31, 2009

Deposit for notes payable issued	$-	$733,500
Cash held in escrow account	-	105,616
Employee housing fund	153,278	-
Cash held for sales covenants	1,011,320	208,273
Total restricted cash	$1,164,598	$1,047,389

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2010 and December 31, 2009, the Company’s cash and restricted cash balances, totaling $26,596,872 and $14,505,745 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers, including a related party, represented approximately 24% and 17% of the Company’s total purchases for the years ended December 31, 2010 and 2009, respectively. Five major customers represented approximately 9% and 11% of the Company’s total sales for the years ended December 31, 2010 and 2009.

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

See report of independent registered public accounting firm.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of	Fair Value Measurements at December 31, 2010 using Fair Value Hierarchy
	December 31, 2010
		Level 1	Level 2	Level 3
Other investments	$790,572			$790,572
Warrant liabilities	$880,565			$880,565

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:
Warrant liabilities
Balance, December 31, 2009	$1,730,837
Issuance of new warrants	165,296
Exercised warrants reclassified to
APIC	(1,800,918)
Reclassified of forfeited warrant	(3,801)
Current year fair value change of exercised warrants	767,113
Current year fair value change	22,038
Balance, December 31, 2010	$880,565

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to and $790,572 and $764,515 as of December 31, 2010 and December 31, 2009, respectively.

See report of independent registered public accounting firm.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of December 31, 2010, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2010 and December 31, 2009, customer deposits amounted to $6,499,833 and $3,325,906, respectively.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

See report of independent registered public accounting firm.

	December 31, 2010	December 31, 2009

Total accounts receivable	$89,897,470	$34,772,775
Accounts receivable – related party	200,185	-
Allowance for bad debts	(998,739)	(908,338)
Accounts receivable, net	89,098,916	33,864,437
Accounts receivable – non-current retainage	(4,751,605)	(1,523,395)
Accounts receivable (including related party) – current	$84,347,311	$32,341,042

Retainage represents portion payments held by customers pending quality inspection ranging from 12-24 months after shipment of products. As of December 31, 2010 and December 31, 2009, retainage held by customers included in the Company’s accounts receivable is as follows:

	December 31, 2010	December 31, 2009
Retainage
Current	$7,754,714	$2,409,971
Non-current	4,751,605	1,523,395
Total retainage	$12,506,319	$3,933,366

The following represents the changes in the allowance for doubtful accounts:

	December 31, 2010	December 31, 2009
Balance, beginning of the period	$908,338	$1,163,457
Additions to the reserve	353,036	-
Recovery of amounts previously reserved	(295,200)	(254,963)
Foreign currency translation adjustment	32,565	(156)
Balance, end of the period	$998,739	$908,338

Note 4 – Inventories, net

	December 31, 2010	December 31, 2009
Raw materials	$4,742,642	$2,497,225
Work-in-progress	3,764,667	1,398,973
Finished goods	7,810,526	5,783,576
Semi-finished products	1,082,765
Total	17,440,600	9,679,774
Less: Inventory Allowance	(1,148,663)	(432,973)
Inventory, net	$16,251,937	$9,246,801

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2010, management determined the carrying amount of inventory exceeded net realizable value; therefore, $1,859,681 had been written down and included in cost of goods sold. There were no write down of inventory due to lower of cost or market as of December 31, 2009.

Management reviews inventories for obsolescence and slow moving at least annually and records an additional inventory allowance of $715,690 for the year-ended December 31, 2010. Inventory allowance for the year ended December 31, 2009 amounted to $432,973.

See report of independent registered public accounting firm.

Note 5 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009

Buildings and improvements	$22,043,897	$14,219,087
Machinery and equipment	26,569,403	19,932,240
Motor vehicles	2,701,563	2,125,653
Office equipment	1,473,776	782,764
Construction in progress	497,652	1,299,471
Total	53,286,291	38,359,215
Less: Accumulated depreciation	(12,512,729)	(9,890,349)
Plant and equipment, net	$40,773,562	$28,468,866

The Company has no major capital commitment as of December 31, 2010. Depreciation expense was $4,167,004 and $1,694,675 for the years ended December 31, 2010 and 2009, respectively. Capitalized interest amounted to $60,152 and $147,537 for the years ended December 31,2010and 2009, respectively.

For the year-ended December 31, 2010, the Company impaired long lived assets in the amount of $1,341,962, which were included in cost of goods sold.

Note 6 – Goodwill

In 2004, the Company acquired two companies engaged in the production of valves. As a result of these acquisitions the Company recorded goodwill representing the fair value of the assets acquired in these acquisitions over the cost of the assets acquired.

The Company acquired 100% of Hanwei Valve with a total cash consideration of approximately $19.5 million on April 8, 2010. The fair value of the assets of Hanwei Valve was valued at approximately $8.5 million on the acquisition date; the Company recognized approximately $11.0 million goodwill through the said acquisition.

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

The goodwill recognized in conjunction with the acquisition of Hanwei Valve represents intangible values that Hanwei Valve has built over its more than 16 years of history, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

i)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;

ii)	The experienced work force;

iii)	Proprietary technologies related to certain products

iv)	The proprietary manufacturing processes.

As of December 31, 2010 and December 31, 2009, the carrying value of goodwill amounted to $ 32,955,163 and $20,811,767, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill

Balance, December 31, 2009	$20,811,767
Goodwill purchased	11,046,074
Foreign currency translation adjustment	1,097,322
Balance, December 31, 2010	$32,955,163

See report of independent registered public accounting firm.

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009

Patents	$2,682,719	$62,256
Software	2,014,267	1,598,280
Land use rights*	19,417,596	8,330,649
Total	24,114,582	9,991,185
Less: Accumulated amortization	(1,086,702)	(352,005)
Intangibles, net	$23,027,880	$9,639,180

*	Land use rights consist of land use rights of $792,998 acquired as part of the acquisition of Taide Wote Valve; $1,095,486 was acquired as part of the acquisition of Yangzhou Rock Lock Valve, $5,921,094, acquired as part of the acquisition of Able Delight (Changsha) Valve,$3,786,432 acquired as part of the acquisition of Hanwei Valve and land use rights of $7,821,586 transferred from the Casting Company under the escrow agreement by issuing 2,750,000 shares of common stock.

The gross amount of the intangible assets amounted to $24,114,582 and $9,991,185 as of December 31, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 39 years.

Amortization expense was $703,168 and $261,050 for the years ended December 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	Estimated Amortization	Net
Years ended,	Expense	carrying Amount
2011	$703,168	$22,324,712
2012	703,168	21,621,544
2013	703,168	20,918,376
2014	703,168	20,215,208
2015	703,168	19,512,040
Thereafter	19,512,040	-
Total	$23,027,880

Note 8 – Loans

SHORT TERM LOANS:	December 31, 2010	December 31, 2009

Communications bank of China, Changsha branch Due December 2011, annual interest at 6.116% Citic bank, Zhengzhou branch	$758,500	$-
Due December 2011 and 2010 annual interest at 6.672%, and 5.841%, guaranteed by Kaifeng Cast Iron Co., Ltd.	3,034,000	2,934,000
Unrelated third parties, non-secured, ranging from non-interest bearing to annual interest at 10.00%, due on demand	1,017,393	1,302,995
Local Bureau of Finance, Kaifeng City. no expiration date and unsecured	838,901	811,251
Total short term loans	$5,648,794	$5,048,246

Total interest incurred for the years ended December 31, 2010 and 2009 amounted to $127,113 and $138,562, respectively, Capitalized interest amounted to $60,152 and $147,537 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

See report of independent registered public accounting firm.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiaries, China Fluid and Hong Kong Hanxi are incorporated in Hong Kong. The subsidiaries did not earn any income that was derived in Hong Kong for the years ended December 31, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the Company does not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s operating subsidiaries, High Pressure Valve, Zhengdie Valve Taizhou Wote, Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Changsha Valve is subject to an income tax at a reduced rate of 12.5%, which is the last year of tax benefit period before subjecting to a full 25% tax rate. Hanwei Valve is subject to an income tax at rate of 15%.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2010 and 2009.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the year ended,
	December 31, 2010

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	25.0
(Non-taxable income) Non-deductible expenses (1)	7.1	1.8
China income tax exemption	(7.0)	-
Total provision for income taxes	25.1%	26.8%

(1) This represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the 12 months ended December 31, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $87,296,411 as of December 31, 2010, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

VAT on sales and VAT on purchases in China amounted to $30,738,159 and $9,119,027 for the years ended December 31, 2010 and $14,902,035 and $5,870,603 for the years ended December 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2010	December 31, 2009

VAT payable	$2,505,802	$732,106
Income tax payable	4,013,347	1,507,849
Other taxes and levies payable	308,969	53,391
Total taxes payable	$6,828,118	$2,293,346

See report of independent registered public accounting firm.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $26.3 million and $14.5 million as of December 31, 2010 and December 31, 2009, respectively.

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

Note 11 - Commitments and contingencies

Lease Agreement

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of December 31, 2010, prepaid rental of $254,760 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $29,273. In addition, Tonghai also entered into a lease agreement for a sales office space from July 10, 2010 to July 9, 2015 with annual payments of $214,746.

Total lease expense, including amounts included cost of sales, for the years ended December 31, 2010 and 2009 was $482,030 and $350,336, respectively.

The future minimum lease payments at December 31, 2010 are as follows:

Amount

Year ending December 31, 2011	315,753
Year ending December 31, 2012	589,402
Year ending December 31, 2013	244,018
Year ending December 31, 2014	236,700
Year ending December 31, 2015	107,373
Total	$1,493,246

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement, under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang and Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.738 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.994. On August 14, 2009, the parties to the Make Good Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. The Company had met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the year ended December 31, 2009 and 2008, respectively. The Company has also met the specified earnings target for the year ended December 31, 2010, and thus 4,194,344 will be released from escrow after the Company has filed its December 31, 2010 annual 10K.

See report of independent registered public accounting firm.

Employment Contract

On December 16, 2010, the Company and Mr. Wei entered into an employment agreement (the "Employment Agreement"), which is effective as of December 16, 2010 (the "Effective Date") and will expire on December 16, 2015 (the "Employment Period"). The Employment Agreement provides, among other things, that Mr. Wei's base salary will be RMB75,000 per month after personal income tax (approximately $11,232). Additionally, within three months of the Effective Date, upon approval of the board of directors of the Company, the Company will grant Mr. Wei options to purchase 500,000 shares of the Company's common stock at the price of $10.31 per share or the lower price when the board approves the options. Mr. Wei may exercise options to purchase 260,000 shares on the first anniversary of his employment with the Company, and 30,000 share every three months after the first anniversary. As of December 31, 2010, the board of directors has not approved the grant of the options.

Contingency

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which is styled Donald Foster, et al. v. China Valves Technology, Inc., et al., is currently pending in the U.S. District Court for the Southern District of New York. Substantially identical complaints, styled Donald London, et. al. v. China Valves Technology, Inc., et. al., and Elliott Greenberg, et. al. v. China Valves Technology, Inc. et al., were filed in the same court on February 17, 2011 and March 8, 2011, respectively. The complaints purport to assert claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock at allegedly artificially high prices during the period between January 12, 2010 and January 13, 2011 and who suffered damages as a result of such purchases. The allegations in the complaints relate to the Company’s acquisitions of Changsha Valve and Hanwei Valve and include allegations regarding the Company’s financial statements and press releases. The complaints allege, among other things, that the Company’s statements about the nature and quality of the Company’s acquisition of Changsha Valve were materially false and misleading and that the Company’s statements failed to describe the role in the transaction of an alleged related party. In addition, the complaints allege that the Company’s statements about the Hanwei Valve acquisition were materially false and misleading because they failed to disclose the alleged involvement of certain related parties and allegedly misdescribed the transaction as a purchase of assets rather than as a purchase of an entity. The Company has not yet responded to any complaint, but intends to contest the allegations and to defend itself vigorously.

Note 12 – Related party transactions

The Company had the following significant related party transactions as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009

Accounts Receivable – related party; receivable from Zhengzhou tonghai Trade	$200,185	$-
Other receivable – related party: receivable from Zhengzhou Tonghai Trade, unsecured, interest-free.	152,179	-
Purchase deposit – related party, High Pressure Valve Co.	917,202	385,066
Accounts payable – related party	(2,382,906)	-
Other payable and short term loan - related parties: cash advance from officers, unsecured, interest-free, due upon demand	(1,899,627)	(1,891,870)
Total	$(3,012,967)	$(1,506,804)

On August 26, 2008, the Company’s wholly owned subsidiary High Pressure Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to High Pressure Valve. The Company placed 2,750,000 shares of common stock in escrow, valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement. The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over the estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company recorded additional paid in capital of $9,834,000. On April 11, 2009, High Pressure Valve and the Casting Company entered into a leasing agreement pursuant to which High Pressure Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the years ended December 31, 2010 and 2009, total rental income from the Casting Company amount to $400,000 and $300,391 respectively.

See report of independent registered public accounting firm.

The Company purchases raw material, such as castings, from the Casting Company. Total raw material purchase from related party amounted to $12.4 million and $4.4 million for the years ended December 31, 2010 and 2009, respectively. For the year ended 2010, the Company also sold a total of $0.15 million of valves to the Casting Company.

The Company also makes finished goods purchases and sales to/from a related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by a Sales officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $4.6 million and $0.02 million for the years ended December 31, 2010 and 2009, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $0.47 million and $0 for the years ended December 31, 2010 and 2009, respectively.

As discussed in note 11 above, the Company’s subsidiary, ZhengDie Valve leases its manufacturing plant and office space from ZhengZhou Cheng Long Corporation, a related party. ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of December 31, 2010, prepaid rental of $254,760 remains to be amortized as rental expense.

Note 13 – Shareholders' equity

REGISTERED DIRECT OFFERING

On December 27, 2009, China Valves entered into a securities purchase agreement to sell a total of 333,334 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $3,000,006 (gross purchase price). The Company received $2,796,440 in net proceeds. The share price is at $9.00 per share. The purchaser also received 50,000 shares of warrant shares at an exercise price of $9.00 (exercisable for 30 days beginning on the date of initial issuance of the Warrant).

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

See report of independent registered public accounting firm.

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

2010 warrants

On January 7, 2010, the Company issued short-term 30-day common stock purchase warrants to acquire 362,116 shares of common stock. The warrants have a strike price equal to $9.00 and a term of 30 days. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

  Expected volatility of 19.36%

  Expected dividend yield of 0%

  Risk-free interest rate of 0.020%

  Expected lives of 30 days

  Market price at issuance date of $9.39

  Strike price of $9.00

The value of the warrants was based on the Company’s common stock price of $9.39 on the date the warrants were issued. The warrants were valued at $165,296 when they were issued on January 7, 2010.

From January to March 2010, all, but 3,334 shares of warrant shares in connection with the 2010 securities purchase were exercised. A total of $575,576 carrying value and derivative liability had been reclassified to equity. The Company recorded a loss of $410,281 related to these warrants. On February 4, 2010, the expiration date of the warrants shares pursuant to the shares purchase agreement of January 7, 2010, 3,334 shares were not exercised and therefore expired. A total of $3,801 of carrying value and derivative liability had been reversed.

In December, 2010, CCG exercised all of its 50,000 warrant shares into 21,778 shares of common stock. The Company valued the conversion on the exercise date, and recorded a $4,209 gain from changes in fair value of derivative in the income statement. A total of $231,500 of carrying value and derivative liability had been reclassified into equity.

As of December 31, 2010 and December 31, 2009, warrant liabilities amount to $880,565 and $1,730,837, respectively. The Company recorded a total loss of $785,350 and $1,508,997, in the Company’s statements of operations related to the change in fair value of warrants for the years ended December 31, 2010 and 2009, respectively.

Warrants issued and outstanding, all of which are exercisable at December 31, 2010,

See report of independent registered public accounting firm.

		Weighted	Average
		Average	Remaining
	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2008	637,249	$4.42	2.60
Granted	50,000	9.00	0.08
Forfeited	-
Exercised	(352,349)	4.29
Balance, December 31, 2009	334,900	$5.26	1.15
Granted	362,116	9.00	0.08
Forfeited	(3,334)	9.00
Exercised	(551,551)	7.94
Balance, December 31, 2010	142,131	$4.29	0.08

As of December 31, 2010, only 142,131 shares of 2008 placement agent warrants remains outstanding.

STOCK COMPENSATION

In connection with the Company’s private placement on August 26, 2008, the Company entered into the Make Good Escrow Agreement, under which 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. These shares are the subject of an Earn-In Agreement between Bin Li and Siping Fang as described in Note 1 to the consolidated financial statements. Bin Li entered into the Make Good Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares will be released to the investors or returned to the shareholder, depending on the fulfillment of specified earnings targets. As of September 30, 2010, a total of 8,388,688 shares has been returned to the shareholder upon meeting 2008 and 2009’s earnings target. In 2008, the Company recorded $15.0 million expenses for the release of the escrow shares as the escrow shares were originally thought to be compensatory. However, in January 2010, FASB issued ASU No. 2010-05 – Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, which clarifies overcoming the presumption that for certain shareholders these arrangements represent compensation. Historically, an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, substance of the arrangement should be considered, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. If specific facts and circumstances indicate that the arrangement, such as investors request that specific significant shareholders participate in an escrowed share arrangement, which will be released or canceled without regard to continued employment, is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory, the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities. The Company’s CEO, SiPing Fang’s, escrowed shares, in connection with the 2008 Make Good Escrow agreement, are placed in escrow at request of the investors and without regard to continued employment. Based on the clarification from the ASU, the release of the escrowed shares to SiPing Fang as result of the Company meeting the make good annual income target should not be recorded as compensation expense. Hence, the Company did not record compensation expense for Mr. Fang for the years ended December 31, 2010 and 2009.

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

For the years ended December 31, 2010 and 2009, $56,019 and $47,057 were expensed and recorded as compensation expense in the Company’s income statements, respectively.

See report of independent registered public accounting firm.

The following is a summary of the stock options activity:

		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2009	-	$-	$-
Granted	100,000	6.56
Balance, December 31, 2009	100,000	$6.56	279,000
Forfeited	(50,000)	6.00	-
Exercised	-	-	-
Balance, December 31, 2010	50,000	$6.90	$179,000

Following is a summary of the status of options outstanding at December 31, 2010:

	Outstanding Options			Exercisable Options

		Average Remaining	Average		Average Remaining
Exercise Price	Number	Contractual Life	Exercise Price	Number	Contractual Life
$6.00	27,500	3.49	$6.00	18,333	3.49
$8.00	22,500	2.89	$8.00	15,002	2.89
Total	50,000			33,335

The aggregate intrinsic value of exercisable shares amounts to $119,335 as of December 31, 2010.

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

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31, 2010 and 2009:

Basic earnings per share	2010	2009

Net income attributable to holders of common shares	$43,197,529	$23,353,093
Basic weighted average number of common shares outstanding	34,547,224	30,771,356
Basic earnings per share	$1.25	$0.76

Dilutive earnings per share	2010	2009

Net income attributable to holders of common shares	$43,197,529	$23,353,093
Basic weighted average number of common shares outstanding	34,547,224	30,771,356
Warrants	118,821	160,110
Stock compensation	29,594	14,926
Dilutive weighted average number of common shares outstanding	34,695,639	30,946,392
Dilutive earnings per share	$1.25	$0.75

The warrants issued in 2008 with an exercise price of $4.29, 50,000 warrants issued in 2007 with an exercise price of $6.00, and investor warrants issued in 2009 and 2010 have been included in the diluted earnings per share calculation for the year ended December 31, 2010 and warrants issued in 2008 and 2009 have been included in the diluted earnings per share calculation for the year ended December 31, 2009 due to their dilutive nature.

See report of independent registered public accounting firm.

As described in Note 13, the Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June 29th and June 30th, 2009. The stock compensations are included in the diluted earnings per share for the years-ended December 31, 2010 and 2009 due to its dilutive nature.

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

	For the years ended December 31,
	2010	2009
	(in thousands)
Power Supply	$51,963	$28,206
Petrochemical and Oil	55,635	16,250
Water Supply	43,626	28,301
Metallurgy	8,999	6,173
Other	23,473	16,440
Total sales revenue	$183,696	$95,370

	For the years ended December 31,
	2010	2009
	(in thousands)
China	$177,006	$89,538
International	6,690	5,832
Total sales revenue	$183,696	$95,370

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

Yangzhou Rock acquisition

In January, 2010, a subsidiary of the Company completed the acquisition of Yangzhou Rock Valve Lock Technology Co., Ltd. ("Yangzhou Rock"), for a total cash consideration of $7.2 million. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. The Company assumed the following net assets:

See report of independent registered public accounting firm.

Yangzhou Rock	Fair Value	Assumed by the Company
Inventory	$1,734,593	$1,734,593
Buildings and Equipment	3,350,119	3,350,119
Intangible Assets	3,111,580	3,111,580
Total assets	8,196,292	8,196,292
Total liabilities	-	-
Net assets	$8,196,292	$8,196,292

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a gain of approximately $1.0 million in other income in the current period.

Changsha Valve acquisition

In February 2010, the Company acquired all the equity interests in Able Delight (Changsha) Valve Co, Ltd. (“Changsha Valve”), formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), for a purchase price of $12.12 million plus certain assumed obligations and acquisition expenses, for which the Company paid off $2.81 million, or an aggregate expenditure of approximately $15 million at time of acquisition. Changsha Valve was purchased from Able Delight Investment, Ltd., which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. Able Delight Investment, Ltd. had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Net assets acquired included the following:

Changsha Valve	Fair Value	Assumed by the Company
Cash	$8,740	$8,740
Receivables	3,454,156	3,454,156
Inventory	4,954,596	4,954,596
Buildings and equipment	4,595,254	4,595,254
Intangible Assets	5,490,873	5,490,873
Total assets	18,503,619	18,503,619
Payables	3,703,845	3,703,845
Total liabilities	3,703,845	3,703,845
Net assets	$14,799,774	$14,799,774

The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed and recorded a gain of approximately $2.68 million in other income in the current period.

Hanwei Valve acquisition

In April 2010, the Company acquired from certain unaffiliated individuals the two entities that were owners of the joint venture that in turn owned Shanghai Pudong Hanwei Valve Co., Ltd. (“Hanwei Valve”), together with certain intangible assets used in the operation of Hanwei Valve, for an aggregate of $19.5 million. Net Assets acquired are as follow:

		Assumed by the
Hanwei Valve	Fair Value	Company
Inventory	$1,802,490	$1,802,490
Buildings and Equipment	2,526,087	2,526,087
Intangible Assets	4,121,271	4,121,271
Goodwill purchased	11,046,074	11,046,074
Total assets	19,495,922	19,495,922
Total liabilities	-	-
Net assets	$19,495,922	$19,495,922

The Company allocated the purchase price based on the fair value of the assets acquired and recorded a goodwill of approximately $11.0 million in the current period.

See report of independent registered public accounting firm.

Note 17 – Subsequent events

On January 4, 2011, China Valves Technology, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company will sell a total of 1,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), for an aggregate purchase price of $10,000,000 (the “Purchase Price”). The Shares are priced at $10.00 per share. The Purchasers will also receive a warrant to purchase an aggregate of 250,000 shares (the “Warrant Shares”) of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $10.00 (the “Warrant”). The Warrant is exercisable for 180 days beginning on the date of the initial issuance of the Warrant. The Shares and the Warrant Shares are to be sold pursuant to a shelf registration statement (the “Registration Statement”) declared effective by the Securities and Exchange Commission (the “SEC”) on December 14, 2009.

Also, on January 4, 2011, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Rodman & Renshaw, LLC (the “Placement Agent”) in which the Placement Agent agreed to act as placement agent in connection with this offering. The Placement Agent has no obligation to buy any securities from the Company.

See report of independent registered public accounting firm.

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

10.13

Amendment Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 31, 2009.)

10.14	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.15

Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.16

Asset Purchase Agreement, dated as of February 15, 2009, by and between Taizhou Taide Valve Co., Ltd. and Taizhou Wote Valve Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April, 21, 2009).

10.17

Amendment to Registration Rights Agreement, dated March 4, 2009, among China Valves Technology, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2009).

10.18

English Translation of Asset Purchase Agreement, dated January 13, 2010, by and among Henan Tonghai Fluid Equipment Co., Ltd., Guichun Xie, Lizhen Huang and Lanzhou Sufa Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 19, 2010)

10.19

English Translation of Asset Purchase Agreement, dated February 3, 2010, by and between China Fluid Equipment Limited and Able Delight Investment Limited. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 8, 2010)

10.20

English translation of Asset Transfer Agreement, dated as of April 8, 2010, by and among Henan Tonghai Fluid Equipment Co., Ltd., Shanghai Pudong Hanwei Valve Co., Ltd., Shanghai Hanhuang Valve Co., Ltd. and Hong Kong Hanxi Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 9, 2010)

10.21

English translation of Loan Agreement by and between China Fluid Equipment Holdings Limited and Able Delight Investment Limited, dated December 10, 2009. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed on November 18, 2010)

10.22	English Translation of Employment Agreement with Gang Wei dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 16, 2010).

21	List of Subsidiary *

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.