Form 10-Q
period 2011-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2011-05-10
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0891931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21F Kineer Plaza
226 Jinshui Road
Zhengzhou, Henan Province
People’s Republic of China 450008
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 371-8612-7222
(Registrant’s telephone number, including area code)

No. 93 West Xinsong Road
Kaifeng, Henan Province 475002
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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	35,669,654

CHINA VALVES TECHNOLOGY, INC.

Quarterly Report on Form 10-Q Three Months Ended March 31, 2011

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II OTHER INFORMATION
Item 1.	Legal proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	(Removed and Reserved)	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

PART I
	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
	CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES
	CONSOLIDATED FINANCIAL STATEMENTS
	THREE MONTHS ENDED MARCH 31, 2011 AND 2010
		Page(s)
Financial Statements
	Consolidated Balance Sheets	4
	Consolidated Statements of Income and Other Comprehensive Income	5
	Consolidated Statements of Shareholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8-26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,202,272	$25,820,607
Restricted cash	1,264,463	1,164,598
Notes receivable	949,606	2,815,939
Accounts receivable, net of allowance for doubtful accounts of $2,184,877
and $998,739 as of March 31, 2011 and December 31, 2010, respectively	95,829,738	84,147,126
Accounts receivable - related party	-	200,185
Other receivables	5,209,698	3,176,648
Other receivables - related party	-	152,179
Inventories, net	17,434,894	16,251,938
Advances on inventory purchases	2,320,604	1,094,670
Advances on inventory purchases - related party	426,960	917,202
Prepaid expenses	95,313	104,593
Rental prepayment - short-term	159,917	254,760
Total current assets	147,893,465	136,100,445

PLANT AND EQUIPMENT, net	40,150,126	40,773,562

OTHER ASSETS:
Accounts receivable - retainage, long term	3,742,998	4,751,605
Advances on equipment purchases	192,170	108,435
Goodwill	33,063,782	32,955,163
Intangibles, net of accumulated amortization	22,926,907	23,027,880
Other investments, at lower of cost or market	793,178	790,572
Total other assets	60,719,035	61,633,655
Total assets	$248,762,626	$238,507,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$16,888,691	$19,530,341
Accounts payable - related party	972,545	2,382,906
Short term loans	5,658,826	5,648,794
Other payables	3,206,086	3,405,201
Other payables - related parties	1,328,938	1,899,627
Accrued liabilities	2,735,955	2,825,560
Customer deposits	7,278,282	6,499,833
Taxes payable	4,502,279	6,828,118
Warrant liabilities	79,173	880,565
Total current liabilities	42,650,775	49,900,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized;
35,669,654 shares and 34,664,654 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	35,669	34,664
Additional paid-in-capital	105,722,089	96,433,316
Statutory reserves	9,758,167	10,046,713
Retained earnings	77,719,610	69,861,618
Accumulated other comprehensive income	12,876,316	12,230,406
Total shareholders' equity	206,111,851	188,606,717
Total liabilities and shareholders' equity	$248,762,626	$238,507,662

The accompanying notes are an integral part of these statements.

4

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED March 31, 2011 AND 2010
(Unaudited)
	Three months ended March 31,
	2011	2010
SALES	$41,953,581	$26,784,237
COST OF GOODS SOLD	24,450,331	12,924,701
GROSS PROFIT	17,503,250	13,859,536

OPERATING EXPENSES:
Selling	2,294,616	1,434,077
General and administrative	5,963,702	3,019,113
Research and development	59,078	74,203
Total operating expenses	8,317,396	4,527,393

INCOME FROM OPERATIONS	9,185,854	9,332,143

OTHER (INCOME) EXPENSE:
Other expense, net	3,102	34,789
Gain from acquisition	-	(1,016,198)
Interest and finance expense, net	57,670	34,786
Change in fair value of warrant liabilities	(912,207)	1,354,174
Total other (income) expense, net	(851,435)	407,551

INCOME BEFORE PROVISION FOR INCOME TAXES	10,037,289	8,924,592

INCOME TAX EXPENSE	2,467,843	2,308,367

NET INCOME	7,569,446	6,616,225

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	645,910	33,779

COMPREHENSIVE INCOME	$8,215,356	$6,650,004

BASIC EARNINGS PER SHARE:
Weighted average number of shares	35,623,376	34,258,130
Earnings per share	0.21	0.19

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	35,678,277	34,505,529
Earnings per share	$0.21	$0.19

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

						Accumulated
	Common Stock		Additional	Retained Earnings		other
	number	par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2009	31,727,212	$31,727	$70,534,942	$5,534,575	$31,176,227	$6,151,902	$113,429,373
Exercised warrants	418,984	419	4,285,888				4,286,307
Stock compensation			20,247				20,247
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252				20,540,666
Net income					6,616,225		6,616,225
Adjustment to statutory reserve				853,373	(853,373)		-
Foreign currency translation adjustment						33,779	33,779
BALANCE, March 31, 2010 (Unaudited)	34,560,309	34,560	95,379,329	6,387,948	36,939,079	6,185,681	144,926,597
Exercised warrants	104,345	104	1,018,215				1,018,319
Stock compensation			35,772				35,772
Net income					36,581,304		36,581,304
Adjustment to statutory reserve				3,658,765	(3,658,765)		-
Foreign currency translation adjustment						6,044,725	6,044,725
BALANCE, December 31, 2010,	34,664,654	34,664	96,433,316	10,046,713	69,861,618	12,230,406	188,606,717
Stock compensation	5,000	5	9,106				9,111
Common stock issuance for cash at $10.00	1,000,000	1,000	9,279,667				9,280,667
Net income					7,569,446		7,569,446
Adjustment to statutory reserve				(288,546)	288,546		-
Foreign currency translation adjustment						645,910	645,910
BALANCE, March 31, 2011 (Unaudited)	35,669,654	$35,669	$105,722,089	$9,758,167	$77,719,610	$12,876,316	$206,111,851

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,569,446	$6,616,225
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	1,282,428	766,284
Amortization	193,191	139,008
Bad debt provision	1,179,738	187,193
Gain on acquisition	-	(1,016,198)
Loss on disposal of fixed assets	6,798	-
Stock compensation	9,111	20,247
Change in fair value of warrant liabilities	(912,207)	1,354,174
Change in operating assets and liabilities:
Restricted cash due to sales covenant	(95,775)	(2,301)
Notes receivable	1,870,684	(486,379)
Accounts receivable-trade and retainage, short term	(12,555,028)	(8,967,436)
Accounts receivable - related parties	(195,485)	-
Other receivables	(2,017,527)	513,084
Other receivables-related parties	(171,194)	-
Inventories, net	(1,126,422)	(837,108)
Advance on inventory purchases	(1,219,114)	467,660
Advances on inventory purchases-related party	356,241	377,991
Prepaid expenses	105,030	-
Accounts receivable - retainage, long term	1,021,577	(253,370)
Accounts payable-trade	(2,698,910)	2,058,062
Accounts payable-trade- related parties	(882,958)	699,055
Other payables	(209,786)	(344,475)
Other payables - related parties	(251,252)	(60,244)
Accrued liabilities	(95,187)	101,952
Customer deposits	755,036	673,422
Taxes payable	(2,342,201)	1,403,979
Net cash (used in) provided by operating activities	(10,423,766)	3,410,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(16,783)	-
Advances on equipment purchases	(83,475)	-
Cash paid for acquisitions	-	(11,980,000)
Purchases of equipment	(216,662)	(425,470)
Construction in progress	(316,414)	(201,960)
Investment deposit	-	(18,371,681)
Net cash used in investing activities	(633,334)	(30,979,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to escrow covenant	-	61,113
Repayment of notes payable	-	(439,949)
Cash proceeds from public offering and warrants exercised	9,391,482	23,627,259
Repayments of short-term loan- banks and others	(8,564)	(444,081)
Repayments of short-term loans-related parties	-	(99,666)
Net cash provided by financing activities	9,382,918	22,704,676

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	55,847	12,420

DECREASE IN CASH	(1,618,335)	(4,851,190)

CASH and CASH EQUIVALENTS, beginning of period	25,820,607	14,485,408

CASH and CASH EQUIVALENTS, ending of period	$24,202,272	$9,634,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$68,134	$35,897
Cash paid for income taxes	$8,336,505	$1,835,916

The accompanying notes are an integral part of these statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of	Ownership	Principle
	incorporation		business
China Valves Technology (Changsha) Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZD Valve., Ltd.	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
Shanghai Han Huang Investment Co., Ltd.	PRC	100% Indirectly	Holding Company
Hong Kong Han Xi Co., Ltd.	Hong Kong	100% Indirectly	Holding Company
China Valves Technology Holdings Co., Ltd. (formerly China Fluid Equipment Holdings Limited)	Hong Kong	100% Directly	Holding Company

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). In the opinion of management, the accompanying balance sheets, and statements of income and other comprehensive income, shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items, considered necessary to give a fair presentation of operating results for the periods presented. All material inter-company transactions and balances have been eliminated in consolidation.

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K.

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

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; the allowance for doubtful accounts; the fair value determination of financial and equity instruments, realizability of inventories; the recoverability of goodwill, intangible assets, land use right, plant and equipment; and accruals for income tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

WARRANTIES

The Company typically provides warranty for all of its products and provides replacement or credit to its customers who are not satisfied with the products for a period of one year from the date of shipment. The Company has not established reserve funds for potential customer claims because, historically, the Company has not experienced significant customer complaints about its products. The Company believes that its customer support teams, quality assurance team and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. The Company reviews customer returns on a monthly basis and may establish a reserve when necessary.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $130,801 and $90,308 for the three months ended March 31, 2011, and 2010, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

ADVERTISING

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $27,870 and $13,747 for the three months ended March 31, 2011 and 2010, respectively.

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

The balance sheet amounts with the exception of equity at March 31, 2011 and December 31, 2010 were translated at 6.57 and 6.59 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the three months ended March 31, 2011 and 2010 were 6.59 RMB and 6.82 RMB to $1.00, respectively.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to thirty years.

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Interest incurred during the period required to complete the construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided until construction is completed and the asset is ready for its intended use. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents, are being amortized over 5-20 years as management believes those are the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 - 50 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually in accordance with generally accepted accounting principles in the United States of America. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. No impairment loss was recorded for the three months ended March 31, 2011.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

LONG-LIVED ASSETS

The Company reviews the carrying amount of its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. As of March 31, 2011, the Company determined no impairment charges were necessary.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, notes payable and cash held in escrow to pay for certain investor relations expenses. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow is expensed as incurred. Restricted cash amounted to $1,264,463 and $1,164,598 as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011	December 31, 2010
	(unaudited)
Employee housing fund	153,783	153,278
Cash held for sales covenants	1,110,680	1,011,320
Total restricted cash	$1,264,463	$1,164,598

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2011 and December 31, 2010, the Company’s cash and restricted cash balances, totaling $24,832,718 and $26,596,872 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major suppliers, including two related parties, collectively represented approximately 23 % and 23% of the Company’s total purchases for the three months ended March 31, 2011 and 2010, respectively, including one supplier that represented 10% of the Company’s total purchase for the three months ended March 31, 2011. No individual supplier represented greater than or equal to 10% of the Company’s total purchase for the three months ended March 31, 2010.

Five major customers represented approximately 30 % and 13% of the Company’s total sales for the three months ended March 31, 2011 and 2010, respectively. One customer accounted for 12% of the Company’s total sales for the three months ended March 31, 2011. No individual customer represented greater than or equal to 10% of the Company’s total sales for the three months ended March 31, 2010.

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
March 31, 2011
(Unaudited)

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as		Fair Value Measurements at March 31, 2011
	of
	March 31, 2011		using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Other investments	$793,178			$793,178
Warrant liabilities	$79,173			$79,173

Except for the warrant liabilities and other investments, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:
Warrant
liabilities
Balance, December 31, 2010	$880,565
Issuance of new warrants	110,815
Exercised warrants reclassified to APIC	-
Current period fair value change of exercised warrants	-
Current period fair value change	(912,207)
Balance, March 31, 2011 (unaudited)	$79,173

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
March 31, 2011
(Unaudited)

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $793,178 and $790,572 as of March 31, 2011 and December 31, 2010.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of March 31, 2011, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2011 and December 31, 2010, customer deposits amounted to $ 7,278,282 and $6,499,833, respectively.

STOCK COMPENSATION

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

Note 3 – Accounts receivable

Accounts receivable consists of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Total accounts receivable	$101,757,613	$89,897,470
Accounts receivable – related party	-	200,185
Allowance for bad debts	(2,184,877)	(998,739)
Accounts receivable, net	99,572,736	89,098,916
Accounts receivable – non-current retainage	(3,742,998)	(4,751,605)
Accounts receivable (including related party) – current	$95,829,738	$84,347,311

Retainage represents portions held by customers pending quality inspection ranging from 12-24 months after shipment of products. As of March 31, 2011 and December 31, 2010, retainage held by customers included in the Company’s accounts receivable is as follows:

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010
	(unaudited)
Retainage
Current	$11,648,612	$7,754,714
Non-current	3,742,998	4,751,605
Total retainage	$15,391,610	$12,506,319

The following represents the changes in the allowance for doubtful accounts:

	March 31, 2011	December 31,2010
	(unaudited)
Balance, beginning of the period	$998,739	$908,338
Additions to the reserve	1,179,738	353,036
Recovery of amounts previously reserved	-	(295,200)
Foreign currency translation adjustment	6,400	32,565
Balance, end of the period	$2,184,877	$998,739

Note 4 – Inventories, net

	March 31, 2011	December 31, 2010
	(unaudited)
Raw materials	$4,940,728	$4,742,643
Work-in-progress	4,227,723	3,764,667
Finished goods	8,234,518	7,810,526
Semi-finished products	1,184,374	1,082,765
Total	18,587,343	17,440,601
Less: Inventory Allowance	(1,152,449)	(1,148,663)
Inventories, net	$17,434,894	$16,251,938

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2011, management determined the carrying amount of inventory exceeded net realizable value; therefore, $213,229 has been written down and included in cost of goods sold and $1,859,681 was written down as of December 31, 2010.

Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. The Company did not record additional inventory allowance for the three months ended March 31, 2011. Inventory allowance amounted to $1,152,449 and $1,148,663 as of March 31, 2011 and December 31, 2010, respectively.

Note 5 –Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Buildings and improvements	$22,172,867	$22,043,897
Machinery and equipment	26,689,774	26,569,403
Motor vehicles	2,838,029	2,701,563
Office equipment	1,528,000	1,473,776
Construction in progress	760,226	497,652
Total	53,988,896	53,286,291
Less: Accumulated depreciation	(13,838,770)	(12,512,729)
Plant and equipment, net	$40,150,126	$40,773,562

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Company has no major capital commitment as of March 31, 2011. Depreciation expense was $ 1,282,428 and $766,284 for the three months ended March 31, 2011 and 2010, respectively. Capitalized interest amounted to $0 for the three months ended March 31, 2011 and 2010, respectively.

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

The goodwill recognized in conjunction with the acquisition of Hanwei Valve represents intangible values that Hanwei Valve has built over its more than 16 years of history, which do not qualify for separate recognitions, or other factors. These values include but are not limited to:

i)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;

ii)	The experienced work force;

iii)	Proprietary technologies related to certain products

iv)	The proprietary manufacturing processes.

As of March 31, 2011 and December 31, 2010, the carrying value of goodwill amounted to $33,063,782 and $ 32,955,163, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill
Balance, December 31, 2010	$32,955,163
Goodwill purchased	-
Foreign currency translation adjustment	108,619
Balance, March 31, 2011 (unaudited)	$33,063,782

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	March 31, 2011	December 31,
		2010
	(unaudited)
Patents	$2,691,562	$2,682,719
Software	2,037,733	2,014,267
Land use rights*	19,481,596	19,417,596
Total	24,210,891	24,114,582
Less: Accumulated amortization	(1,283,984)	(1,086,702)
Intangibles, net	$22,926,907	$23,027,880

* Land use rights consist of land use rights of $795,612 acquired as part of the acquisition of Taide Wote Valve; $1,099,097 was acquired as part of the acquisition of Yangzhou Rock Lock Valve, $5,940,610, acquired as part of the acquisition of Able

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Delight (Changsha) Valve, $3,798,912 acquired as part of the acquisition of Hanwei Valve and land use rights of $7,847,365 transferred from the Casting Company under the escrow agreement by issuing 2,750,000 shares of common stock.

The gross amount of the intangible assets amounted to $22,926,907 and $ 23,027,880 as of March 31, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 39 years.

Amortization expense was $193,191 and $139,008 for the three months ended March 31, 2011 and 2010, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	Estimated Amortization Expense	Net carrying Amount
2011	$579,573	$22,347,334
2012	772,764	21,574,570
2013	772,764	20,801,806
2014	772,764	20,835,042
2015	772,764	19,256,278
Thereafter	$19,256,278	$-
Total	$22,926,907

Note 8 – Loans

	March 31,	December 31,
SHORT TERM LOANS:	2011	2010
	(unaudited)
Communications bank of China, Changsha branch Due December 2011, annual interest at 6.116% Citic Bank, Zhengzhou branch	$761,000	$758,500
Due December 2011 and 2010 annual interest at 6.672%,
and 5.841%, guaranteed by Kaifeng Cast Iron Co., Ltd.	3,044,000	3,034,000
Unrelated third parties, non-secured, ranging from non-interest
bearing to annual interest at 10.00%, due on demand	1,012,160	1,017,393
Local Bureau of Finance, Kaifeng City. no expiration date and unsecured	841,666	838,901
Total short term loans	$5,658,826	$5,648,794

Total interest expense incurred for the three months ended March 31, 2011 and 2010 amounted to $68,134 and $35,897, respectively.

As of March 31, 2011, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Valves Holdings is incorporated in Hong Kong. China Valves Holdings did not earn any income that was derived in Hong Kong for the three months ended March 31, 2011 and 2010 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

PRC

The Company conducts all its operating business through its operating subsidiaries in China. The operating subsidiaries are governed by the income tax laws of the PRC, the company do not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s operating subsidiaries, Kaifeng High Pressure Valve, Changsha Valve, Taizhou Wote, and Yangzhou Rock Valve are all subject to an income tax at an effective rate of 25%. Hanwei Valve is subject to an income tax at rate of 15%. ZD Valve received the National High-Tech Enterprise status and thus became entitled to a preferential tax rate of 15% as well.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended March 31, 2011 and 2010. The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended,
	March 31 (unaudited)

	2011	2010
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Non-deductible expenses (1)	4.7	4.5
China income taxes	25.0	25.0
China income tax exemption	(5.1)	(3.6)
Total provision for income taxes	24.6%	25.9%

(1) The 4.7 % and 4.5% represents expenses incurred by the Company that are not deductible for PRC income tax purpose for the three months ended March 31, 2011 and 2010, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of $94,914,081 as of March 31, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in China amounted to $6,748,166 and $5,320,935 for the three months ended March 31, 2011 and $4,225,513 and $965,260 for the three months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
VAT	$805,104	$2,505,802
Income tax	3,462,338	4,013,347
Other taxes	234,837	308,969
Total taxes payable	$4,502,279	$6,828,118

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $15.2 million and $26.3 million as of March 31, 2011 and December 31, 2010, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Note 11 – Commitments and contingencies

The Company’s subsidiary, ZD Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of March 31, 2011, prepaid rental of $159,917 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $30,185.

Total lease expense, including amounts included in cost of revenue, for the three months ended March 31, 2011 and 2010 was $284,965 and $93,036, respectively.

The future minimum lease payments at March 31, 2011, are as follows:
Amount
Year ending December 31, 2011	$383,936
Year ending December 31, 2012	606,174
Year ending December 31, 2013	250,962
Year ending December 31, 2014	243,435
Thereafter	$110,428

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

Employment Contract

On December 16, 2010, the Company and Mr. Wei entered into an employment agreement (the "Employment Agreement"), which is effective as of December 16, 2010 (the "Effective Date") and will expire on December 16, 2015 (the "Employment Period"). The Employment Agreement provides, among other things, that Mr. Wei's base salary will be RMB75,000 per month after personal income tax (approximately $11,232). Additionally, within three months of the Effective Date, upon approval of the board of directors of the Company, the Company will grant Mr. Wei options to purchase 500,000 shares of the Company's common stock at the price of $10.31 per share or the lower price when the board approves the options. Mr. Wei may exercise options to purchase 260,000 shares on the first anniversary of his employment with the Company, and 30,000 share every three months after the first anniversary. As of March 31, 2011, the board of directors has not approved the grant of the options.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Note 12 – Related party transactions

The Company had the following significant related party transactions as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
Accounts Receivable – related party; receivable from Zhengzhou Tonghai Trade	$-	$200,185
Other receivable – related party: receivable from Zhengzhou Tonghai Trade, unsecured,
interest-free.	-	152,179
Purchase deposit – related party, High Pressure Valve Co.	426,960	917,202
Accounts payable – related party	(972,545)	(2,382,906)
Other payable: cash advance from officers, unsecured, interest-free, due upon demand	(1,328,938)	(1,899,627)
Total	$(1,874,523)	$(3,012,967)

On August 26, 2008, the Company’s wholly owned subsidiary Kaifeng Valve and Kaifeng High-Pressure Valve Steel Casting Limited Liabilities Company entered into an Agreement for Transfer of Land Use Right and Housing for the transfer of certain real estate to Kaifeng Valve. The Company placed 2,750,000 shares of common stock in escrow, valued at $9,834,000 or $3.576 per share, the same price paid on August 26, 2008 by the accredited investors under the Securities Purchase Agreement. The transfer of the title to the Real Estate was completed on March 6, 2009, and with effect from that date, it is accounted for as fixed assets and intangible assets and depreciated over its estimated useful lives. As a result of the transfer of the Real Estate on March 6, 2009, the Company recorded additional paid in capital of $9,834,000. On April 11, 2009, Kaifeng Valve and the Casting Company entered into a leasing agreement pursuant to which Kaifeng Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the three months ended March 31, 2011 and 2010, total rental income from the Casting Company amount to $99,526 and $100,000, respectively.

The Company purchases raw material, such as castings, from the Casting Company. Total raw material purchase from the related party amounted to $5,420,032 and $13,481,571 for the three months ended March 31, 2011 and 2010, respectively. The Company also sold a total of $ 0 and $808,829 of valves to the Casting Company for the three months ended March 31, 2011 and 2010.

The Company also makes finished goods purchases and sales to/from a related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by a Sales officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $5,929,325 and $7,437,021 for the three months ended March 31, 2011 and 2010, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $127,775 and $81,396 for the three months ended March 31, 2011 and 2010, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

As discussed in note 11 above, the Company’s subsidiary, ZD Valve leases its manufacturing plant and office space from ZhengZhou Cheng Long Corporation, a related party. ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of March 31, 2011, prepaid rental of $159,917 remains to be amortized as rental expense.

Note 13 – Shareholders' equity

REGISTERED DIRECT OFFERING

In January 2011, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company will sell a total of 1,000,000 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. Subtracting placement agent fees, legal and other expenses, net proceeds amounted to $9,391,482. The Shares are priced at $10.00 per share. The Purchasers will also receive a warrant to purchase an aggregate of 250,000 shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $10.00. The Warrant is exercisable for 180 days beginning on the date of the initial issuance of the Warrant.

WARRANTS

In January 2011, the Company issued common stock purchase warrants to acquire 250,000 shares of common stock. The warrants have a strike price equal to $10.00 and a term of 180 days. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

  Expected volatility of 34.03%

  Expected dividend yield of 0%

  Risk-free interest rate of 0.190%

  Expected lives of 180 days

  Market price at issuance date of $8.85

  Strike price of $10.00

The value of the warrants was based on the Company’s common stock price of $8.85 on the date the warrants were issued. The warrants were valued at $110,815 when they were issued on January 11, 2011.

Warrants issued and outstanding, all of which are exercisable at March 31, 2011,

	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2010	142,131	$4.29	0.66
Granted	250,000	10.00	0.50
Forfeited
Exercised
Balance, March 31, 2011 (unaudited)	392,131	$7.93	0.33

As of March 31, 2011, the total warrants outstanding were 392,131 shares, of which 142,131 shares were placement agen warrants issued in connection with the 2008 securities purchase agreement and 250,000 shares were warrants issued in connection with the 2011 registered direct offering as discussed above. The warrants are marked to market each period.

As of March 31, 2011 and December 31, 2010, warrant liabilities amount to $79,173 and $880,565, respectively. The Company recorded a total income of $912,207 and loss of $1,354,174, in the Company’s statements of operations related to the change in fair value of warrants for the three months ended March 31, 2011 and 2010, respectively.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

STOCK COMPENSATION

In February, 2011, the Company issued 5,000 vested shares of common stock to a director pursuant to his Stock Grant Agreement dated Jun 29, 2009.

For the three months ended March 31, 2011 and 2010, $9,111 and $20,247 were expensed and recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2011	50,000	$6.90	$179,000
Granted
Forfeited
Exercised
Balance, March 31, 2011 (unaudited)	50,000	6.90	-

Following is a summary of the status of options outstanding at March 31, 2011 (unaudited):

	Outstanding Options			Exercisable Options
		Average	Average		Average
		Remaining			Remaining
Exercise Price	Number	Contractual	Exercise Price	Number	Contractual Life
		Life
$6.00	27,500	3.25	$6.00	27,500	3.25
$8.00	22,500	2.65	$8.00	16,878	2.65
Total	50,000			44,378

There are no aggregate intrinsic value of exercisable shares as of March 31, 2011.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended March 31, 2011 and 2010:

	2011	2010
Basic earnings per share	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$7,569,446	$6,616,225
Basic weighted average number of common shares outstanding	35,623,376	34,258,130
Basic earnings per share	$0.21	$0.19

	2011	2010
Diluted earnings per share	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$7,569,446	$6,616,225
Basic weighted average number of common shares outstanding	35,623,376	34,258,130
Warrants	50,387	197,214
Stock compensation	4,514	50,185
Diluted weighted average number of common shares outstanding	35,678,277	34,505,529
Dilutive earnings per share	$0.21	$0.19

The 250,000 warrants issued in 2011 in connection with the registered direct offering and 22,500 shares of a director’s stock option are excluded from diluted earnings per share due to their anti-dilutive nature as of March 31, 2011. All stock option and warrants were included in the diluted earnings per share as of March 31, 2010.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows (unaudited):

	Three months Ended March 31,
	2011	2010
	(in thousands)
Power Supply	$12,646	$8,733
Petrochemical and Oil	13,945	5,983
Water Supply	8,059	7,656
Metallurgy	1,608	690
Other	5,696	3,722
Total sales revenue	$41,954	$26,784

	Three months ended March 31,
	2011	2010
	(in thousands)
China	$39,720	$25,470
International	2,234	1,314
Total sales revenue	$41,954	$26,784

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
March 31, 2011
(Unaudited)

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

Changsha Valve acquisition

In February 2010, the Company acquired all the equity interests in Able Delight (Changsha) Valve Co, Ltd. (“Changsha Valve”), formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), for a purchase price of $12.12 million plus certain assumed obligations and acquisition expenses, for which the Company paid off $2.81 million, or an aggregate expenditure of $15 million at time of acquisition. Changsha Valve was purchased from Able Delight Investment, Ltd., which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. Able Delight Investment, Ltd. had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement. Net assets acquired included the following:

Changsha Valve	Fair Value	Assumed by the Company
Cash	$8,740	$8,740
Receivables	3,454,156	3,454,156
Inventory	4,954,596	4,954,596
Buildings and equipment	4,595,254	4,595,254
Intangible Assets	5,490,873	5,490873
Total assets	18,503,619	18,503,619
Payables	3,703,845	3,703,845
Total liabilities	3,703,845	3,703,845
Net assets	$14,799,774	$14,799,774

The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed and recorded a gain of approximately $2.68 million in other income in the current period.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Note 17 – Subsequent events

On April 27, 2011, the Compensation Committee of the Board of Directors of the Company, approved the grant of restricted stock to certain directors of the Company. On May 1, 2011, the Company entered into a restricted stock grant agreement with each of the directors. Pursuant to the Restricted Stock Grant Agreement, the Company granted 25,000 shares of restricted stock to each of Mr. William Haus, Mr. Peter Li and Mr. Zengbiao Yu, independent directors of the Company. The 2011 Stock Grants all vest immediately on May 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

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

Overview of Our Business

China Valves Technology Inc. is a leading developer, manufacturer and after market service provider of comprehensive flow management products and services in China. Our flow service solutions help customer resolve any problems and questions in critical industries around the world.

As a recognized leader in supplying valves, actuators, forging and castings, valve locks and related services, we supply global infrastructure industries, including nuclear power, fossil power, hydropower, oil and gas, chemical and petrochemical, water treatment, mining and metal, as well as general industrial markets where our products and services add value. With approximately 2,000 employees in China and more than 50 distributors in more than 30 countries, we provide the most convenient services with a local presence.

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

Our principal executive offices are located at 2/F Kinear Plaza, 226 Jinshui Road, Zhengzhen, Henan Province, the People’s Republic of China 475002. Our corporate telephone number is (86) 371-8612-7222. We maintain a website at http://www.cvalve.com that contains information about our company, but that information is not part of this report.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended March 31, 2011, which resulted in growth in our sales and net income. The following are some financial highlights for the three months ended March 31, 2011:

  Sales: Sales increased $15,169,344, or 56.6%, to $41,953,581 for the three months ended March 31, 2011, from $26,784,237 for the same period in 2010.

  Gross Profit: Gross profit increased $3,643,714, or 26.3%, to $17,503,250 for the three months ended March 31, 2011, from $13,859,536 for the same period in 2010.

  Income from operations: Income from operations decreased $146,289, or 1.6%, to $9,185,854 for the three months ended March 31, 2011, from $9,332,143 for the same period in 2010.

  Net income: Net income increased $953,221, or 14.4%, to $7,569,446 for the three months ended March 31, 2011, from $6,616,225 for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.21 for the three months ended March 31, 2011, as compared to $0.19 for the same period in 2010.

For the three months ended March 31, 2011 and 2010, we reported a net income of $7,569,446 and $6,616,225, respectively. Our results of operations in the first quarter of 2011, as compared to the same period in 2010, was materially impacted by the acquisition of Hanwei Valve and Changsha Valve.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in U.S. dollars and in thousands)
	Three Months Ended
	March 31,
	(unaudited)			%
	2011	2010	$ Change	Change
SALES	$41,953	$26,784	15,169	56.6%
COST OF GOODS SOLD	24,450	12,925	11,525	89.2%
GROSS PROFIT
	17,503	13,859	3,644	26.3%
OPERATING EXPENSES:
Selling	2,294	1,434	860	60.0%
General and administrative	5,964	3,019	2,945	97.5%
Research and development	59	74	(15)	(20.4)%
Total operating expenses
	8,317	4,527	3,790	83.7%
INCOME FROM OPERATIONS	9,186	9,332	(146)	(1.6)%
OTHER EXPENSE (INCOME):
Other expense, net	3	35	(32)	(91.1)%
Gain from acquisition
	0	(1,016)	1,016	(100.0)%
Interest and finance expense, net	58	35	23	65.8%
Change in fair value of warrant
liabilities	(912)	1,354	(2,266)	(167.4)%
Total other expense, net
	(851)	408	(1,259)	(308.9)%
INCOME BEFORE PROVISION FOR
INCOME TAXES	10,037	8,924	1,113	12.5%
INCOME TAX EXPENSE
	2,468	2,308	160	6.9%
NET INCOME	7,569	6,616	953	14.4%

	Three Months Ended March 31,
	(Unaudited)
	2011	2010
Sales revenue	(in thousands)
Gate valves	$8,830	$5,117
Check valves	1,987	1,741
Global valves	1,558	1,387
Safety valves	524	249
Butterfly valves	17,413	12,588
Ball valves	7,553	1,915
Vent valves	32	72
Other valves and accessories	4,057	3,715
Total sales revenue	$41,954	$26,784

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows (unaudited):

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Power Supply	$12,646	$8,733
Petrochemical and Oil	13,945	5,983
Water Supply	8,059	7,656
Metallurgy	1,608	690
Other	5,696	3,722
Total sales revenue	$41,954	$26,784

Sales revenue

Our sales revenue for the three months ended March 31, 2011 amounted to $42.0 million, which is approximately $15.2 million or 56.6% more than that of the same period in 2010, when we had revenue of $26.8 million. The increase was primarily attributed to the contributed revenue from our new operating subsidiaries, Hanwei Valve and Changsha Valve. Strong demand for our products in the power supply sector also helped increase in sales. Our sales from organic growth accounted for 41.0% of total sales growth while sales from our 2010 newly acquired companies accounted for 59.0% of total sales growth. The organic growth in sales was 23.8% year-over-year from the three months ended March 31, 2010.

Cost of Sales

Cost of sales, which consists of raw materials, direct labor and manufacturing overhead expenses, was $24.5 million for the three month period ended March 31, 2011, an increase of $11.5 million or 89.2%, as compared with $12.9 million for the three month period ended March 31, 2010. Cost of sales as a percentage of total revenues were 58.3% and 48.3% for the three month periods ended on March 31, 2011 and 2010, respectively. The increase was mainly due to the acquisition of new business. In addition, the higher raw material and labor costs resulted in higher cost of sales. The Company is currently standardizing production methodology and techniques at the new subsidiaries in order to optimize the new subsidiaries’ production capacity.

Gross profit and gross margin

Gross profit was $17.5 million for the three months ended March 31, 2011, an increase of $3.6 million or 26.3%, as compared with $13.9 million for the three month period ended March 31, 2010. Our gross profit percentage decreased to 41.7% as compared to 51.7% in the same period of 2010. The decrease in gross profit percentage was because newly acquired subsidiaries had lower overall gross profit percentage as the products sold by these subsidiaries during the period, such as gate valves and ball valves, had lower gross profit than that of the butterfly valves and high pressure valves sold by ZD Valve and Kaifeng Valve. In addition, the higher labor and raw material costs resulted in lower overall gross profit percentage. Furthermore, during the period the Company sold more medium to low pressure valves, which generally have lower selling prices, which also contributed to the decrease in gross profit percentage.

Operating expenses

Our total operating expenses increased by $3.8 million, or 83.7%, to $8.3 million for the three months ended March 31, 2011, from $4.5 million for the same period in 2010. The increase was primarily attributable to a 60.0% increase in our selling expense and a 97.5% increase in our general and administrative expenses during the 2011 period. Total expense as a percentage of sales increased to 19.8% for the three months ended March 31, 2011 from 16.9% for the same period in 2010.

Selling expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2.3 million for the three month period ended March 31, 2011, compared with $1.4 million for the period ended March 31, 2010, an increase of $0.9 million or approximately 60.0%, which was in line with the sales revenue increase. As overall sales increases sales commissions, freight charges and marketing and promotion expenses have increased as well. As a percentage of sales, total selling expenses increased to 5.5% for the three months ended March 31, 2011 from 5.4% for the same period in 2010.

General and administrative expenses. Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses, depreciation, and bad debt expenses, were $6.0 million for the three month period ended March 31, 2011, compared with $3.0 million for the period ended March 31, 2010, an increase of $3.0 million or approximately 97.5% . The increase is primarily due to the acquisition of new subsidiaries and increase in management labor cost. Bad debt expenses which were $1.2 million for the three month period ended March 31, 2011, compared with $0.2 million for the period ended March 31, 2010, an increase of $1.0 million or approximately 500% also resulted in higher general and administrative expenses in the period.

Income from Operations

Income from operations was $9.2 million for the three month period ended March 31, 2011, compared with $9.3 million for the period ended March 31, 2010. The decrease was primarily attributable to lower gross margin and higher general and administrative expenses in the first quarter 2011.

Income taxes

We incurred income taxes of $2.5 million for the three month period ended March 31, 2011. This is an increase of $0.2 million or 6.9% from the taxes we incurred in the 2010 period, which were $2.3 million. We incurred more taxes in the three months ended March 31, 2010 mostly because of the acquisition of Hanwei Valve.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of March 31, 2011, we had cash and cash equivalents of $24.2 million. The following table sets forth a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	(unaudited)
	2011	2010
	(in thousands)
Net cash (used in)/provided by operating activities	$(10,424)	$3,411
Net cash used in investing activities	(633)	(30,979)
Net cash provided by financing activities	9,383	22,705
Effect of exchange rate changes on cash and cash equivalents	56	12
Net decrease in cash and cash equivalent	(1,618)	(4,851)
Cash and cash equivalents at the beginning of period	25,820	14,485
Cash and cash equivalents at the end of period	$24,202	$9,634

Operating Activities

Net cash used in operating activities was $10.4 million in the three months ended March 31, 2011, compared with net cash provided by operating activities of $3.4 million in the same period in fiscal year 2010. The decrease was primarily attributable to the increase in accounts receivable after the acquisitions of new subsidiaries and decrease in accounts payable and tax payable.

Investing Activities

Net cash used in investing activities decreased to $0.6 million in the three months ended March 31, 2011, compared with $31.0 million in the same period in fiscal year 2010 used primarily for the acquisitions of Hanwei Valve, Changsha Valve and Yangzhou Rock. The net cash used in investing activities during the period ended March 31, 2011, was primarily used for purchase of equipment and construction in progress.

Financing Activities

Net cash provided by financing activities was $9.4 million in the three months ended March 31, 2011, compared with net cash provided by finance activities of $22.7 million in the same period in fiscal year 2010 as we received less net proceeds from the January 2011 registered direct offering than those from the January 2010 registered direct offering. As of March 31, 2011, there was no principal outstanding under our credit facilities and lines of credit.

In January 2011, we conducted a registered direct offering of an aggregate of 1,000,000 shares of our common stock to several accredited institutional investors at a price of $10.00 per share for gross proceeds of approximately $10 million, to several accredited institutional investors. In addition, we issued to the investors warrants to purchase an aggregate of 250,000 shares of common stock, in the aggregate, at a price of $10.00 per share, exercisable for 180 days beginning on the date of the initial issuance of the warrants. The proceeds of the financing have or will be used for working capital.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2011 and 2010 are set out as below. Our capital expenditures were used primarily for plant construction and purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Three months Ended March 31,
	(unaudited)
	2011	2010
	(in thousands)
Construction costs	$316	$202
Acquisition of intangible assets	17	-
Advance on equipment purchases	83	-
Purchase of equipment	217	425
Acquisition and investment	-	30,352
Total capital expenditures	$633	$30,979

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2011 and 2010. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Stock Compensation

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

Seasonality of our Sales

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our operations are carried out in the PRC and we are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term and long-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended March 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2011, would decrease net income before provision for income taxes by approximately $0.06 million for the three months ended March 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated revenues and consolidated costs and majority of expenses are denominated in RMB. All of our assets are denominated in RMB, except certain cash balances. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB. If RMB depreciates against the U.S. Dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly involved in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen involvement in the foreign exchange market.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks as of March 31, 2011 and 2010 amounted to $25,466,735 and $10,622,796, respectively, all of which are not covered by insurance, respectively. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianbao Wang and our Chief Financial Officer, Mr. Gang Wei, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Wang and Wei, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2011	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)