Form 10-Q
period 2011-06-30
CHINA VALVES TECHNOLOGY, INC
filed 2011-08-09
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0891931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21F Kineer Plaza
226 Jinshui Road
Zhengzhou, Henan Province 450008
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 371-8612-7222
(Registrant’s telephone number, including area code)

_____________________________________________________________________
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

Yes [X]             No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]                 No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]             No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	35,994,654

CHINA VALVES TECHNOLOGY, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

i

PART I
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CHINA VALVES TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Unaudited Consolidated Balance Sheets	2 - 3
Unaudited Consolidated Statements of Income and Other Comprehensive Income	4
Unaudited Consolidated Statement of Shareholders’ Equity	5
Unaudited Consolidated Statements of Cash Flows	6 - 7
Notes to Unaudited Consolidated Financial Statements	8 - 29

PART I — FINANCIAL INFORMATION

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	JUNE 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$37,631,595	$25,820,607
Restricted cash	2,362,731	1,164,598
Notes receivable	413,241	2,815,939
Accounts receivable, net of allowance for doubtful accounts of $2,329,133 and $998,739 as of June 30, 2011 and December 31, 2010, respectively	92,496,507	84,147,126
Accounts receivable - related party	-	200,185
Other receivables, net	5,401,684	3,176,648
Other receivables -related party	1,008,304	152,179
Inventories, net	22,174,115	16,251,938
Advances on inventory purchases	2,646,172	1,094,670
Advances on inventory purchases - related party	-	917,202
Prepaid expenses and other current assets	245,418	359,353
Total current assets	164,379,767	136,100,445

PLANT AND EQUIPMENT, net	40,118,801	40,773,562

OTHER ASSETS:
Accounts receivable - retainage, long term	10,320,137	4,751,605
Goodwill	33,610,125	32,955,163
Intangibles, net of accumulated amortization	23,163,597	23,027,880
Other investments, cost	806,284	790,572
Other non-current assets	206,592	108,435
Total other assets	68,106,735	61,633,655

Total assets	$272,605,303	$238,507,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$21,571,060	$19,530,341
Accounts payable - related party	839,713	2,382,906
Short-term loans	6,460,525	5,648,794
Other payables	3,844,530	3,405,201
Other payables - related parties	76,225	1,899,627
Accrued liabilities	2,726,107	2,825,560
Customer deposits	9,926,235	6,499,833
Taxes payable	5,670,691	6,828,118
Warrant liabilities	1,349	880,565
Total current liabilities	51,116,435	49,900,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,994,654 shares and 34,664,654 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	35,994	34,664
Additional paid-in capital	106,981,625	96,433,316
Statutory reserves	11,042,069	10,046,713
Retained earnings	87,226,140	69,861,618
Accumulated other comprehensive income	16,203,040	12,230,406
Total shareholders' equity	221,488,868	188,606,717

Total liabilities and shareholders' equity	$272,605,303	$238,507,662

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE, 2011 AND 2010
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
SALES	$57,668,888	$49,257,487	$99,622,469	$76,041,724

COST OF GOODS SOLD	33,957,886	26,272,523	58,408,217	39,197,224

GROSS PROFIT	23,711,002	22,984,964	41,214,252	36,844,500

OPERATING EXPENSES:
Selling	2,765,760	2,778,385	5,060,376	4,212,462
General and administrative	6,393,747	3,031,592	12,357,449	6,050,705
Research and development	182,536	80,729	241,614	154,932
Total operating expenses	9,342,043	5,890,706	17,659,439	10,418,099

INCOME FROM OPERATIONS	14,368,959	17,094,258	23,554,813	26,426,401

OTHER (INCOME) EXPENSE:
Other income, net	(90,157)	(430,665)	(87,055)	(395,876)
Gain from acquisition	-	-	-	(1,016,198)
Interest and finance expense, net	92,661	31,412	150,331	66,198
Change in fair value of warrant liabilities	(77,824)	(789,670)	(990,031)	564,504
Total other income, net	(75,320)	(1,188,923)	(926,755)	(781,372)

INCOME BEFORE PROVISION FOR INCOME TAXES	14,444,279	18,283,181	24,481,568	27,207,773

PROVISION FOR INCOME TAXES	3,653,847	3,987,574	6,121,690	6,295,941

NET INCOME	10,790,432	14,295,607	18,359,878	20,911,832

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	3,326,724	652,538	3,972,634	686,317

COMPREHENSIVE INCOME	$14,117,156	$14,948,145	$22,332,512	$21,598,149

BASIC EARNINGS PER SHARE:
Weighted average number of shares	35,842,731	34,634,710	35,646,643	34,447,460
Earnings per share	0.30	0.41	0.52	0.61

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	35,842,731	34,820,455	35,717,823	34,691,494
Earnings per share	$0.30	$0.41	$0.51	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Statutory		comprehensive
	of shares	Value	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2009	31,727,212	$31,726	$70,534,942	$5,534,575	$31,176,227	$6,151,902	$113,429,372
Exercised warrants	501,551	502	5,072,624				5,073,126
Stock-base compensation			32,171				32,171
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252				20,540,666
Net income					20,911,832		20,911,832
Adjustment to statutory reserve				2,313,676	(2,313,676)		-
Foreign currency translation adjustment						686,317	686,317
BALANCE, June 30, 2010 (Unaudited)	34,642,876	34,642	96,177,989	7,848,251	49,774,383	6,838,219	160,673,484
Exercised warrants	21,778	22	231,479				231,501
Stock-base compensation			23,848				23,848
Common stock issuance for cash at $9.00							-
Net income					22,285,697		22,285,697
Adjustment to statutory reserve				2,198,462	(2,198,462)		-
Foreign currency translation adjustment						5,392,187	5,392,187
BALANCE, DECEMBER 31, 2010	34,664,654	$34,664	$96,433,316	$10,046,713	$69,861,618	$12,230,406	$188,606,717
Stock-base compensation	330,000	330	1,268,642				1,268,972
Common stock issuance for cash at $10.00	1,000,000	1,000	9,279,667				9,280,667
Net income					18,359,878		18,359,878
Adjustment to statutory reserve				995,356	(995,356)		-
Foreign currency translation adjustment						3,972,634	3,972,634
BALANCE, June 30, 2011 (Unaudited)	35,994,654	$35,994	$106,981,625	$11,042,069	$87,226,140	$16,203,040	$221,488,868

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,359,878	$20,911,832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,955,279	1,980,557
Bad debt provision	1,777,651	187,257
Gain on acquisition	-	(1,016,198)
Stock compensation	1,268,972	32,171
Change in fair value of warrant liabilities	(990,031)	564,504
Change in operating assets and liabilities:
Restricted cash due to sales covenant	(1,161,261)	325,529
Notes receivable	2,429,940	20,046
Accounts receivable-trade and retainage, short term	(7,894,245)	(28,511,940)
Accounts receivable - related parties	2,328	-
Other receivables	(2,554,965)	344,876
Other receivables - related parties	1,164,882	-
Inventories, net	(5,533,769)	(1,403,737)
Advance on inventory purchases	(1,577,620)	(8,196)
Advances on inventory purchases-related party	(1,077,704)	204,514
Prepaid expenses	36,544	-
Accounts receivable - retainage, long term	(5,410,147)	(857,187)
Accounts payable-trade	1,633,261	4,900,393
Accounts payable-trade- related parties	(1,377,850)	405,679
Other payables	367,308	106,605
Other payables - related parties	(1,853,545)	(304,912)
Accrued liabilities	(130,932)	251,575
Customer deposits	3,258,703	3,010,373
Taxes payable	(1,278,208)	4,005,623
Net cash provided by operating activities	2,414,469	5,149,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of intangible assets	(71,468)	(220,050)
Advances on equipment purchases	(11,763)	-
Cash paid for acquisitions	-	(28,546,000)
Cash proceeds from sale of equipment	40,520	-
Purchases of equipment and intangible assets	(1,158,152)	(2,330,227)
Net cash used in investing activities	(1,200,863)	(31,096,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash due to escrow covenant	-	(7,592)
Repayment of notes payable	-	(440,100)
Cash proceeds from public offering and warrants exercised	9,391,482	23,881,858
Proceeds from short-term loan - banks and others	764,538	1,544,480
Repayments of short-term loan- banks and others	(73,244)	-
Repayments of short-term loans-related parties	-	(444,232)
Net cash provided by financing activities	10,082,776	24,534,414

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	514,606	289,353
INCREASE (DECREASE) IN CASH	11,810,988	(1,123,146)
CASH and CASH EQUIVALENTS, beginning of period	25,820,607	14,485,408
CASH and CASH EQUIVALENTS, ending of period	$37,631,595	$13,362,262
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$148,520	$97,809
Cash paid for income taxes	$5,792,020	$2,223,508

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization

China Valves Technology, Inc. (the “Company”), was incorporated in Nevada in August 1997. Through its direct and indirect subsidiaries, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (“the PRC”). The Company’s operations are headquartered in Zhengzhou, Henan Province, PRC.

Note 2 – Summary of significant accounting policies

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
China Valves Technology (Changsha) Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd. (“Yangzhou Rock”)	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd. (“Kaifeng Valve”)	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd. (“ZD Valve”)	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd. (“Taide Valve”)	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd. (“Hanwei Valve”)	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
Shanghai Han Huang Investment Co., Ltd.	PRC	100% Indirectly	Holding Company
Hong Kong Han Xi Co., Ltd.	Hong Kong	100% Indirectly	Holding Company
China Valves Technology Holdings Co., Ltd. (formerly China Fluid Equipment Holdings Limited) (“Changsha Valve”)	Hong Kong	100% Directly	Holding Company

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

PRINCIPLES OF CONSOLIDATION

China Valves Technology, Inc. is a holding company which conducts its business through its operating subsidiaries. The consolidated financial statements include the accounts of the Company and the Company’s wholly indirectly owned subsidiaries. All intercompany transactions have been eliminated. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of acquisition.

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

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 18 months, to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and recognize as revenue base upon shipment of products. Due to nature of the retainage, the Company’s policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contact since the Company has experienced insignificant warranty claims historically resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $217,139 and $428,686 for the three months ended June 30, 2011, and 2010, respectively; $347,940 and $518,994 for the six months ended June 30, 2011 and 2010, respectively.

SELLING EXPENSE

Selling expense includes transportation expense, advertising, salaries, conference fees, sales commissions, and shipping and handling.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses include insurance expense, administrative and management salaries, bad debt expense, depreciation, rent, travel expense, welfare expense, office expenses, meal and entertainment expense, conference expense, and repairs and maintenance expense.

ADVERTISING

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $26,001 and $4,928 for the three months ended June 30, 2011 and 2010, respectively; $53,871 and $18,675 for the six months ended June 30, 2011 and 2010, respectively.

FOREIGN CURRENCY TRANSLATION AND OTHER COMPREHENSIVE INCOME

The reporting currency of the Company is the US dollar. The functional currency of the Company and the local currency of its operating subsidiaries is RMB.

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

The balance sheet amounts with the exception of equity at June 30, 2011 and December 31, 2010 were translated at 6.46 and 6.59 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows for the six months ended June 30, 2011 and 2010 were 6.54 RMB and 6.82 RMB to $1.00, respectively.

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

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents are being amortized over 5-20 years as management believes those are the estimated useful life of the patents currently owned by the Company. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, 46.4 – 50.0 years. Software is amortized over 10 years, its estimated useful life.

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment annually at internal reporting unit - individual operating subsidiary basis in accordance with U.S. GAAP. The Company determines the reporting units based on following factors: a. it engages in business activities from which it may earn revenues and incur expenses; b. its operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance; and c. its discrete financial information is available.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include current period operating or cash flow losses combined with a historical of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, a significant adverse change in AR collection and unanticipated technology revolution in valves industry, among others. The Company performs its annual impairment review of goodwill every year at December 31 and when a triggering event occurs between annual impairment tests. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired.

The Company has six operating subsidiaries as reporting units included in continuing operations as of June 30, 2011, among which three reporting units had goodwill. The following table represents goodwill of the three subsidiaries as of June 30, 2011 and December 31, 2010, respectively.

(in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Kaifeng Valve	$10,783	$10,783
ZD Valve	10,029	10,029
Hanwei Valve	11,046	11,046
Foreign currency translation adjustment	1,752	1,097
Total	$33,610	$32,955

No impairment loss was incurred for the year ended December 31, 2010 based on the Company’s annual impairment test.

LONG-LIVED ASSETS

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three and six months ended June 30, 2011 and 2010, the Company determined that no impairment of long-lived assets deemed necessary.

INVENTORIES

The Company’s aggregate inventories are carried at cost or, if lower, net realizable value determined on the weighted average method. The Company provides a reserve for estimated inventory obsolescence or excess quantities on hand equal to the difference between the cost of the inventory and its estimated realizable value. The future estimated realizable value of inventory is generally based on the historical usage of such inventory. The Company ages its inventory with no recent demand and applies various valuation factors based on the last demand from customers for such material. If future conditions cause a reduction in the Company’s current estimate of realizable value, due to a decrease in customer demand, a drop in commodity prices or other market-related factors that may influence demand for particular products, additional provisions may be required. In addition, the Company also reviews most recent quotes from vendors and compares with the carrying value of its inventory. If carrying amount of raw materials exceeds prices available at the balance sheet date, then the excess amount is directly written off and included in cost of the goods sold.

As of June 30, 2011 and 2010, the Company reserved $1,171,492 and $434,744 in allowance due to slow moving inventory, most of which are commodity valves whose technical specification no longer matched customers’ demand. Commodity valves are universal products we produce to meet general needs. $214,221 was directly written off and included in cost of goods sold after comparing the carrying value of inventory and recent market prices for the six months ended June 30, 2011.

Semi-finished products are work-in-process ("WIP") inventory at the finishing stages of production. These products that are awaiting final assembly have similar physical shape to finished goods. The Company differentiates these products from WIP for inventory management purpose.

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

Under the accounting standard regarding, accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2011 and 2010. U.S. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, security deposits for contract performance, notes payable and cash held in escrow to pay for certain investor relations expenses. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow is expensed as incurred. Restricted cash amounted to $2,362,731 and $1,164,598 as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011	December 31, 2010
	(Unaudited)
Employee housing fund	156,771	153,278
Cash held for sales covenants	2,205,960	1,011,320
Total restricted cash	$2,362,731	$1,164,598

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of June 30, 2011 and December 31, 2010, the Company’s cash and restricted cash balances, totaling $39,862,642 and $26,596,872 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers represented approximately 12% and 13% of the Company’s total sales for the three months ended June 30, 2011 and 2011, respectively. Five major customers represented approximately 15% and 13% of the Company’s total sales for six months ended June 30, 2011 and 2010, respectively. No major customers accounted more than 10% of the Company’s total sales for the three and six months ended June 30, 2011 and 2010. The five major customers accounted for 7% and 9% of total accounts receivable as of June 30, 2011 and 2010, respectively.

Five major suppliers, including one related party, represented approximately 17% and 21% of the Company’s total purchases for the three months ended June 30, 2011 and 2010, respectively. Five major suppliers, including a related party, represented approximately 17% and 21% of the Company’s total purchases for the six months ended June 30, 2011 and 2010, respectively. No major vendors accounted more than 10% of the Company’s total purchases for the three and six months ended June 30, 2011 and 2010. The five major vendors accounted for 6% and 10% of total accounts payable as of June 30, 2011 and 2010, respectively.

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of June 30, 2011	Fair Value Measurements at June 30, 2011 using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3

Warrant liabilities	$1,349			$1,349

Except for the warrant liabilities, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:

Warrant
liabilities

Balance, December 31, 2010	$880,565
Issuance of new warrants	110,815
Exercised warrants reclassified to APIC	-
Current period fair value change of exercised warrants	-
Current period fair value change	(990,031)
Balance, June 30, 2011 (unaudited)	$1,349

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.07% of China Perfect Machinery Industry Co. Ltd. and approximately 0.82% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $806,284 and $790,572 as of June 30, 2011 and December 31, 2010, respectively. There has been no change in the carrying value since initial investment, other than the effects of translation difference.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of June 30, 2011, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2011 and December 31, 2010, customer deposits amounted to $ 9,926,235 and $6,499,833, respectively.

STOCK COMPENSATION

The Company applies the accounting standard regarding accounting for stock-based compensation, which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from employees and non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with this accounting standard and the accounting standard regarding accounting for equity instruments that are issued to non-employees for acquiring, or in conjunction with selling goods or services, as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. This accounting standard allows the “simplified” method to determine the term of employee options when other information is not available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03), intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not expect the adoption of ASU 2011-03 to have a significant impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 and does not expect the adoption of ASU 2011-04 will have significant impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its financial statements..

Note 3 – Accounts receivable, net

Accounts receivable consists of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Total accounts receivable	$105,145,777	$89,897,470
Accounts receivable – related party	-	200,185
Allowance for bad debts	(2,329,133)	(998,739)
Accounts receivable, net	102,816,644	89,098,916
Accounts receivable – non-current retainage	(10,320,137)	(4,751,605)
Accounts receivable (including related party) – current	$92,496,507	$84,347,311

Retainage represents 5% to 10% of the contract prices held by customers to guarantee product quality ranging from 12-18 months after shipment of products. Retainage is considered as a payment term included as a part of the contract price, and recognize as revenue base upon shipment of products. Due to nature of the retainage, the Company’s policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contact since the Company has experienced insignificant warranty claims historically resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment. As of June 30, 2011 and December 31, 2010, retainage held by customers included in the Company’s accounts receivable is as follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Retainage
Current	$6,045,689	$7,754,714
Non-current	10,320,137	4,751,605
Total retainage	$16,365,826	$12,506,319

The following represents the changes in the allowance for doubtful accounts:

	June 30, 2011	December 31,2010
	(unaudited)
Balance, beginning of the period	$998,739	$908,338
Additions to the reserve	1,310,545	353,036
Recovery of amounts previously reserved	-	(295,200)
Foreign currency translation adjustment	19,849	32,565
Balance, end of the period	$2, 329,133	$998,739

Note 4 – Inventories, net

	June 30, 2011	December 31, 2010
	(unaudited)
Raw materials	$7,927,778	$4,742,643
Work-in-progress	5,215,947	3,764,667
Finished goods	8,688,094	7,810,526
Semi-finished products	1,513,788	1,082,765
Total	23,345,607	17,440,601
Less: Inventory Allowance	(1,171,492)	(1,148,663)
Inventories, net	$22,174,115	$16,251,938

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management determined the carrying amount of inventory exceeded net realizable value; therefore, $214,221 has been written down and included in cost of goods sold for the six months ended June 30, 2011, and $1,859,681 was written down for the year ended December 31, 2010.

Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. The Company did not record additional inventory allowance for the three months ended June 30, 2011. Inventory allowance amounted to $1,171,492 and $1,148,663 as of June 30, 2011 and December 31, 2010, respectively.

Note 5 –Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Buildings and improvements	$22,561,132	$22,043,897
Machinery and equipment	27,620,662	26,569,403
Motor vehicles	3,003,448	2,701,563
Office equipment	1,606,512	1,473,776
Construction in progress	638,121	497,652
Total	55,429,875	53,286,291
Less: Accumulated depreciation	(15,311,074)	(12,512,729)
Plant and equipment, net	$40,118,801	$40,773,562

The Company has no major capital commitments as of June 30, 2011. Depreciation expense was $1,283,196 and $888,911 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense was $2,565,624 and $1,655,195, respectively. No interest expenses had been capitalized for the three and six months ended June 30, 2011 and 2010.

Note 6 – Goodwill

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

On April 8, 2010, the Company acquired 100% of Hanwei Valve with a total cash consideration of approximately $19.5 million. The fair value of the assets of Hanwei Valve was valued at approximately $8.5 million on the acquisition date; the Company recognized approximately $11.0 million goodwill through said acquisition.

The goodwill recognized in conjunction with the acquisition of Hanwei Valve represents intangible values that Hanwei Valve has built over its more than 16 years of history, which do not qualify for separate recognitions, or other factors. These values include, but are not limited to:

i)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;

ii)	The experienced work force;

iii)	Proprietary technologies related to certain products; and

iv)	The proprietary manufacturing processes.

As of June 30, 2011 and December 31, 2010, the carrying value of goodwill amounted to $33,610,125 and $32,955,163, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill

Balance, December 31, 2009	$20,811,767
Goodwill purchased	11,046,074
Foreign currency translation adjustment	1,097,322

Balance, December 31, 2010	$32,955,163

Goodwill purchased	-
Foreign currency translation adjustment	654,962

Balance, June 30, 2011 (unaudited)	$33,610,125

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Patents	$2,736,037	$2,682,719
Software	2,126,612	2,014,267
Land use rights*	19,803,508	19,417,596
Total	24,666,157	24,114,582
Less: Accumulated amortization	(1,502,560)	(1,086,702)
Intangibles, net	$23,163,597	$23,027,880

* Land use rights consist of land use rights of $808,758 acquired as part of the acquisition of Taide Valve; $1,117,258 was acquired as part of the acquisition of Yangzhou Rock, $6,038,772, acquired as part of the acquisition of Changsha Valve, $3,861,685 acquired as part of the acquisition of Hanwei Valve and land use rights of $7,977,035 acquired by Kaifeng Valve by issuing 2,750,000 shares of common stock of the Company.

The gross amount of the intangible assets amounted to $24,666,157 and $ 24,114,582 as of June 30, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 38 years.

Amortization expense was $196,464 and $186,354 for the three months ended June 30, 2011 and 2010, respectively. Amortization expense was $389,655 and $325,362 for the three months ended June 30, 2011 and 2010, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

For the years ended June 30,	Estimated Amortization Expense	Net carrying Amount
2012	$779,310	$22,384,287
2013	779,310	21,604,977
2014	779,310	20,825,667
2015	779,310	20,046,357
2016	779,310	19,267,047

Thereafter	19,267,047	$-
Total	$23,163,597

Note 8 – Loans

SHORT TERM LOANS:	June 30, 2011	December 31, 2010
	(unaudited)

Communications bank of China, Changsha branch, due December 2011, annum interest at 6.116% pledged by Changsha Valve’s land use rights	$618,860	$758,500
China Everbright Bank – Changsha branch, due June 2012, 7.572% annum interest rate, pledged by Changsha Valve’s land use rights	928,290	-
China Citic Bank, Zhengzhou branch Due December 2011 annum interest at 6.670%, guaranteed by Kaifeng Cast Iron Co., Ltd.	3,094,299	3,034,000
Unrelated third parties, due on demand, annum interest rate range from 0% to 10.000%, and unsecured	988,819	1,017,393
Local Bureau of Finance, Kaifeng City, due on demand, non-interest bearing and unsecured	830,257	838,901
Total short term loans	$6,460,525	$5,648,794

Interest expense incurred for the three months ended June 30, 2011 and 2010 amounted to $80,386 and $49,005, respectively. Interest expense incurred for the six months ended June 30, 2011 and 2010 amounted to $148,520 and $84,902, respectively. No interest expense had been capitalized for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a gradual U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Valves Holdings is incorporated in Hong Kong. China Valves Holdings did not earn any income that was derived in Hong Kong for the three and six months ended June 30, 2011 and 2010 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

PRC

The Company conducts all its operating business through its operating subsidiaries in the PRC. The operating subsidiaries are governed by the income tax laws of the PRC, the company do not have any deferred tax assets or deferred tax liabilities because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company’s operating subsidiaries: Kaifeng Valve, Changsha Valve, Taide Valve, and Yangzhou Rock are subject to an income tax at an effective rate of 25%. Hanwei Valve is subject to a preferential income tax at rate of 15%. ZD Valve received the National High-Tech Enterprise status and thus became entitled to a preferential tax rate of 15% as well.

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2011 and 2010. The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the three months ended June 30,		For the six months ended June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)	(34.0)
Non-deductible expenses (1)	2.0	(0.3)	1.7	1.3
China income taxes	25.0	25.0	25.0	25.0
China income tax exemption	(2.5)	(2.9)	(1.7)	(3.2)
Total provision for income taxes	24.5%	21.8%	25.0%	23.1%

(1) The 2.0% and (0.3)% represents net expenses (income) incurred by the Company that are not deductible (subjected) for PRC income tax purpose for the three months ended June 30, 2011 and 2010, respectively. The 1.7% and 1.3% represents net expenses incurred by the Company that are not deductible for PRC income tax purpose for the six months ended June 30, 2011 and 2010, respectively.

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2011 and 2010 are $725,496 and $317,330, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease earnings per share by $0.02 and $0.01 for the three months ended June 30, 2011 and 2010, respectively.

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2011 and 2010 are $1,236,141 and $317,330, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease earnings per share by $0.03 and $0.01 for the six months ended June 30, 2011 and 2010, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of around $110.3 million as of June 30, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in the PRC amounted to $8,907,696 and $3,853,641 for the three months ended June 30, 2011 and $8,277,515 and $2,331,153 for the three months ended June 30, 2010, respectively. VAT on sales and VAT on purchases in China amounted to $15,655,862 and $9,174,576 for the six months ended June 30, 2011, $12,503,028 and $3,296,413 for the six months ended June 30, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
VAT	$1,087,636	$2,505,802
Income tax	4,321,595	4,013,347
Other taxes	261,460	308,969
Total taxes payable	$5,670,691	$6,828,118

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted approximately $14.8 million and $26.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

Note 11 – Commitments and contingencies

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of June 30, 2011, prepaid rental of $65,297 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $30,684.

For the three months ended June 30, 2011 and 2010, total lease expense, including amounts included in cost of sales, was $151,296 and $75,315, respectively. Total lease expense, including amounts included in cost of sales, for the six months ended June 30, 2011 and 2010 was $436,261 and $168,351, respectively.

The future minimum lease payments at June 30, 2011, are as follows:

Amount
Year ending June 30, 2012	$617,814
Year ending June 30, 2013	436,797
Year ending June 30, 2014	232,768
Year ending June 30, 2015	7,671
Thereafter	-
Total	$1,295,050

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement (the “Escrow Agreement”), under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang and Bin Li entered into the Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares would be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.738 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.994. On August 14, 2009, the parties to the Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. The Company met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the years ended December 31, 2009 and 2008, respectively. The Company has also met the specified earnings target for the year ended December 31, 2010, and thus 4,194,344 was released from escrow on March 24, 2011.

The net income target required by the Escrow Agreement for calendar year of, 2010 was $34,000,000, and the target for fully diluted earnings per share was $1.082. If the Company had not acquired Changsha Valve, the consolidated net income for the calendar year 2010 would be $34,303,537, which was slightly higher than the net income target; the fully diluted earnings per share would be $0.99, $0.092 less than the target. If the Company had not acquired Hanwei Valve, the consolidated net income for the calendar year of 2010 would be $34,034,935, which was also slightly higher than the net income target, and fully diluted earnings per share would be $0.98, $0.102 less than the target. If the Company had not acquired Changsha Valve and Hanwei Valve, the Company would not be able to meet the targets for net income and fully diluted earnings per share.

Please also refer to the table below for the impacts of the acquisitions of Changsha Valve and Hanwei Valve.

US$
2010 Net income target pursuant to the Escrow Agreement	34,000,000
2010 Diluted Earnings Per Share target pursuant to the Escrow Agreement	1.082
Consolidated net income for the calendar year of 2010	43,197,529
Weighted average number of shares	34,695,639
Diluted Earnings Per Share	1.25
Net income of Changsha Valve for the calendar year of 2010	8,893,992
Consolidated net income for the calendar year of 2010 without Changsha Valve	34,303,537
Diluted Earnings Per Share without Changsha Valve	0.99
Net income of Hanwei Valve for the calendar year of 2010	9,162,594
Consolidated net income for the calendar year of 2010 without Hanwei Valve	34,034,935
Diluted Earnings Per Share without Hanwei Valve for the calendar year of 2010	0.98
Consolidated net income for the calendar year of 2010 without Changsha Valve and Hanwei Valve	25,140,943
Diluted Earnings Per Share without Changsha Valve and Hanwei Valve	0.72

Employment Contract

On December 16, 2010, the Company and Mr. Wei entered into an employment agreement (the "Employment Agreement"), which is effective as of December 16, 2010 (the "Effective Date") and will expire on December 16, 2015 (the "Employment Period"). The Employment Agreement provides, among other things, that Mr. Wei's base salary will be RMB75,000 per month after personal income tax (approximately $11,232). Additionally, within three months of the Effective Date, upon approval of the board of directors of the Company, the Company will grant Mr. Wei options to purchase 500,000 shares of the Company's common stock at the lower of $10.31 or the price of the Company's common stock when the board approves such options. Mr. Wei may exercise options to purchase 260,000 shares on the first anniversary of his employment with the Company, and 30,000 shares every three months after the first anniversary. As of June 30, 2011, the board of directors has not approved the grant of the options.

Restricted Share Grant Agreements

On May 16, 2011, the Company entered into Restricted Stock Grant Agreements (the “Stock Grant Agreement”) with three officers of the Company. Pursuant to the Stock Grant Agreement, the Company granted 500,000 shares of restricted stock to Mr. Jianbao Wang, the Company’s Chief Executive Officer, 250,000 shares to Mr. Gang Wei, the Company’s Chief Financial Officer, and 125,000 shares to Mr. Renrui Tang, the Company’s Vice President of Finance.

125,000 shares of Mr. Jianbao Wang’s restricted stock vested immediately on May 16, 2011. The remaining shares for Mr. Jianbao Wang and all restricted shares for Mr. Gang Wei and Mr. Renrui Tang will vest in three equal installments over a three-year period starting from January 1, 2012, subject to performance criteria set forth by the Board and the Compensation Committee.

The option plan of Mr. Gang Wei had been terminated after the Company entered into the Stock Grant Agreement on May 16, 2011.

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

On June 28, 2011, the court has designated Bristol Investment Fund, Ltd. as the lead plaintiff in the securities class actions and its counsel, the Ball Law Firm, as the lead plaintiff's counsel and further consolidated all previously filed and related cases. Bristol Investment Fund, Ltd. has until August 29, 2011 to file a consolidated complaint - thus, presumably the plaintiffs' want to amend the complaint on file at its earliest convenience. The Company believes the class action lawsuits are still too preliminary to make any reasonable determination about a range of possible losses.

Note 12 – Related party transactions

The Company had the following significant related party balances as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Accounts Receivable – related party; receivable from Zhengzhou Tonghai Trade	$-	$200,185
Other receivable – related parties: receivable from officers, unsecured, interest-free.	-	152,179
Advances on inventory purchase - related party, the Casting Company	-	917,202
Other receivable - related party, the Casting Company	1,008,304	-
Accounts payable – related party, payable to Zhengzhou Tonghai Trade	(839,713)	(2,382,906)
Other payable: cash advance from officers, unsecured, interest-free, due on demand	(76,225)	(1,899,627)
Total	$92,366	$(3,012,967)

On August 26, 2008, Kaigeng Valve purchased some land use rights and real estate from Kaifeng High-Pressure Valve Steel Casting Co., Ltd, a related party, through the issuance of 2,750,000 shares of the Company’s common stock at $3.576 per share. On April 11, 2009, Kaifeng Valve and the Casting Company entered into a leasing agreement pursuant to which Kaifeng Valve agreed to lease back the portion of the Real Estate used by the Casting Company at an annual rental of $400,000 for a period of two years starting on April 1, 2009. For the three months ended June 30, 2011 and 2010, total rental income from the Casting Company amount to $100,000 and $100,000, respectively. For the six months ended June 30, 2011 and 2010, total rental income from the Casting Company amount to $200,000 and $200,000, respectively.

The Company purchases raw material, such as castings, from the Casting Company. Total raw material purchase from the related party amounted to $959,581 and $1,589,471 for the three months ended June 30, 2011 and 2010, $2,138,994 and $2,212,579 for the six months ended June 30, 2011 and 2010, respectively. The Company also sold a total of $ 0 and $808,829 of valves to the Casting Company for the six months ended June 30, 2011 and 2010, respectively.

The Company also makes finished goods purchases and sales to/from a related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by a sales officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $526,713 and $469,138 for the three months ended June 30, 2011 and 2010, and $6,456,038 and $7,906,159 for the six months ended June 30, 2011 and 2010, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $127,775 and $81,396 for the six months ended June 30, 2011 and 2010, respectively.

As discussed in note 11 above, the Company’s subsidiary, ZD Valve leases its manufacturing plant and office space from ZhengZhou Cheng Long Corporation, a related party. ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of June 30, 2011, prepaid rental of $65,297 remains to be amortized as rental expense.

Note 13 – Shareholders' equity

Registered Direct Offerings

In January 2011, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold a total of 1,000,000 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. Subtracting placement agent fees, legal and other expenses, net proceeds amounted to $9,391,482. The shares were priced at $10.00 per share. The Purchasers also received a warrants to purchase an aggregate of 250,000 shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $10.00. The Warrant was exercisable for 180 days beginning on the date of the initial issuance of the Warrant.

Warrants

In January 2011, the Company issued common stock purchase warrants to acquire 250,000 shares of common stock. The warrants have a strike price equal to $10.00 per share and a term of 180 days. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, they do not meet the requirements of the accounting standard to be indexed only to the Company’s stock. Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period. The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

  Expected volatility of 34.03%
  Expected dividend yield of 0%
  Risk-free interest rate of 0.190%
  Expected lives of 180 days
  Market price at issuance date of $8.85
  Strike price of $10.00

The value of the warrants was based on the Company’s common stock price of $8.85 on the date the warrants were issued. The warrants were valued at $110,815 when they were issued on January 11, 2011.

Warrants issued and outstanding, all of which are exercisable at June 30, 2011,

	Warrants	Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2010	142,131	$4.29	0.66
Granted	250,000	10.00	0.50
Forfeited	-
Exercised	-
Balance, June 30, 2011 (unaudited)	392,131	$7.93	0.08

As of June 30, 2011, the total warrants outstanding were 392,131 shares, of which 142,131 shares were placement agent warrants issued in connection with the 2008 securities purchase agreement and 250,000 shares were warrants issued in connection with the 2011 registered direct offering as discussed above. The warrants are marked to market each period.

As of June 30, 2011 and December 31, 2010, warrant liabilities amount to $1,349 and $880,565, respectively. The Company recorded a total income of $77,824 and $789,670, in the Company’s statements of income related to the change in fair value of warrants for the three months ended June 30, 2011 and 2010, respectively. The Company recorded a total income of $990,031 and loss of $564,504, in the Company’s statements of income related to the change in fair value of warrants for the six months ended June 30, 2011 and 2010, respectively.

Stock Compensation

On May 28, 2010, the Company’s CFO resigned and the 50,000 options granted to her were forfeited.

In February, 2011, the Company issued 5,000 vested shares of common stock to a director pursuant to his Stock Grant Agreement dated Jun 29, 2009.

On April 27, 2011, the Compensation Committee of the Board of Directors approved the grant of restricted stock to three directors and three officers of the Company. On May 1, 2011, the Company entered into a restricted stock grant agreement with each of the directors. Pursuant to the Stock Grant Agreement, the Company granted 25,000 shares of restricted stock to each of Mr. William Haus, Mr. Peter Li and Mr. Zengbiao Yu, independent directors of the Company. The restricted stock granted vested immediately on May 1, 2011.

On May 16, 2011, the Company entered into the Stock Grant Agreement with three officers of the Company. Pursuant to the Stock Grant Agreement, the Company granted 500,000 shares of restricted stock to Mr. Jianbao Wang, the Company’s Chief Executive Officer, 250,000 shares to Mr. Gang Wei, the Company’s Chief Financial Officer, and 125,000 shares to Mr. Renrui Tang, the Company’s Vice President of Finance. 125,000 shares of Mr. Jianbao Wang’s restricted stock vested immediately on May 16, 2011. The remaining shares for Mr. Jianbao Wang and all restricted shares for Mr. Gang Wei and Mr. Renrui Tang will vest in three equal installments over a three-year period starting from January 1, 2012, subject to performance criteria set forth by the Board and the Compensation Committee.

For the three months ended June 30, 2011 and 2010, $1,259,861 and $11,924 were expensed and recorded as compensation expense in the Company’s income statements, respectively. For the six months ended June 30, 2011 and 2010, $1,268,972 and $32,171 were expensed and recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2011	50,000	$6.90	$179,000
Granted	-
Forfeited	-
Exercised	-
Balance, June 30, 2011 (unaudited)	50,000	6.90	-

Following is a summary of the status of options outstanding at June 30, 2011 (unaudited):

Outstanding Options	Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$6.00	27,500	3.00	$6.00	27,500	1.78
$8.00	22,500	2.40	$8.00	18,754	0.97
Total	50,000			46,254	2.75

There is no aggregate intrinsic value of exercisable shares as of June 30, 2011.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
Basic earnings per share	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$10,790,432	$14,295,607	$18,359,878	$20,911,832
Basic weighted average number of common shares outstanding	35,842,731	34,634,710	35,646,643	34,447,460
Basic earnings per share	$0.30	$0.41	$0.52	$0.61

	Three months ended June 30,		Six months ended June 30,
Dilutive earnings per share	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$10,790,432	$14,295,607	$18,359,878	$20,911,832
Basic weighted average number of common shares outstanding	35,842,731	34,634,710	35,646,643	34,447,460
Warrants	-	152,327	71,180	201,096
Stock compensation	-	33,418	-	42,938
Dilutive weighted average number of common shares outstanding	35,842,731	34,820,455	35,717,823	34,691,494
Dilutive earnings per share	$0.30	$0.41	$0.51	$0.60

Warrants issued to one director with an exercise price of 4.2912 had been included in the diluted earnings per share calculation for the six months ended June 30, 2011, all other stock options and warrants were excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2011.

The warrants issued in 2008 with an exercise price of $4.29, 50,000 warrants issued in 2007 with an exercise price of $6.00, and investor warrants issued in 2009 and 2010 have been included in the diluted earnings per share calculation for the six months ended June 30, 2010. For the three months ended June 30, 2010, only the warrants issued in 2008 and 2007 have been included in the diluted earnings per share calculation due to their dilutive nature.

Note 15 - Geographic and product lines

The Company sells valves which are used by customers in various industries. The production process, class of customer, selling practice and distribution process are the same for all valves. The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Based on qualitative and quantitative criteria established by the accounting standard regarding “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows (unaudited):

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Power Supply	$17,327	$15,731	$29,973	$24,464
Petrochemical and Oil	14,871	16,101	28,816	22,084
Water Supply	11,217	10,818	19,276	18,474
Metallurgy	2,122	2,166	3,730	2,856
Other	12,132	4,441	17,827	8,164
Total sales revenue	$57,669	$49,257	$99,622	$76,042

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Domestic sales in the PRC	$54,325	$47,507	$94,044	$72,977
International sales	3,344	1,750	5,578	3,065
Total sales revenue	$57,669	$49,257	$99,622	$76,042

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

China’s valve industry is highly fragmented in terms of geography and industries served. The Company has been planning to consolidate the industry and expand its products portfolio. Yangzhou Rock is the only Chinese company to produce valve locks. It has a number of invention patents. Changsha Valve produces large size butterfly valves for the hydropower industry. Hanwei valve manufactures ball valves for the petro-chemical industry, and is also one of only two companies in the world that can produce the 24-way rotary valve.

Yangzhou Rock acquisition

In January, 2010, a subsidiary of the Company completed the acquisition of Yangzhou Rock for a total cash consideration of $7.2 million from an unaffiliated third party. The acquisition was accounted as a business combination in accordance to the terms of the purchase agreement and no contingent consideration arrangements were associated with the acquisition. The Company assumed the following net assets:

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

Changsha Valve acquisition

In February 2010, the Company acquired all the equity interests in Changsha Valve, formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), for a purchase price of $12.12 million plus $2.8 million for other payments associated with the acquisition, an aggregate expenditure of approximately $15.0 million at the time of acquisition. Changsha Valve was purchased from Able Delight Investment, Ltd. (“Able Delight”), which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. Able Delight Investment, Ltd. had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve. No contingent consideration arrangements were associated with the acquisition. The acquisition was accounted for as a business combination in accordance with the terms of the purchase agreement. Net assets acquired included the following:

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

As the purchase agreement between Able Delight and Watts did not cover indemnification for liability associated with the disclosure regarding the possible improper payments to foreign government officials by employees of Changsha Valve, the Company has successor liability for any potential liabilities.

Hanwei Valve acquisition

In April 2010, the Company acquired Hanwei Valve from unaffiliated individuals who owned Hanwei Valve through two holding entities - Shanghai Han Huang Investment Co., Ltd and Hong Kong Han Xi Co., Ltd for an aggregate consideration of $19.5 million.

Net Assets of Hanwei Valve acquired at the acquisition date were as follow:

Hanwei Valve	Fair Value	Assumed by the Company
Inventory	$1,802,490	$1,802,490
Buildings and Equipment	2,526,087	2,526,087
Intangible Assets	4,121,271	4,121,271
Total assets	8,449,848	8,449,848
Total liabilities	-	-
Net assets	$8,449,848	$8,449,848

Consideration paid	19,495,922	19,495,922
Goodwill	$11,046,074	$11,046,074

The Company allocated the purchase price based on the fair value of the assets acquired and recorded goodwill of approximately $11.0 million in the current period. The goodwill recognized in conjunction with the acquisition of Hanwei represents intangible values that Hanwei has built over its more than 16 years of history, which do not qualify for separate recognitions, or other factors. These values include, but are not limited to:

v)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;

vi)	The experienced work force;

vii)	Proprietary technologies related to certain products; and

viii)	The proprietary manufacturing processes.

Pursuant to Regulation Section 197(c)(1), amortization under Section 197 is not available for the cost of acquiring stock. Thus, no goodwill would be deductible for tax purposes in connection with the Hanwei acquisition.

Pro Forma

The following unaudited pro forma condensed income statement for the years ended December 31, 2011 and 2010 were prepared under generally accepted accounting principles, as if the acquisitions of Hanwei Valve, Yangzhou Rock and Changsha Valve had occurred as of the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

	Pro forma
	For the years ended December 31,
	2011	2010
Revenue	$202,083,656	$186,157,313
Net income	$36,643,004	$43,284,793

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

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

  “China Valves,” the “Company,” “we,” “us” and “our” are to the combined business of China Valves Technology, Inc., a Nevada corporation, and its direct and indirect subsidiaries;

  “China Valves Holdings” are to our wholly-owned direct subsidiary China Valves Technology Holdings Limited, a Hong Kong company;

  “Changsha Valve” are to our wholly-owned indirect subsidiary China Valves Technology (Changsha) Valve Co., Ltd., a PRC company;

  “Hanwei Valve” are to our wholly-owned indirect subsidiary Shanghai Pudong Hanwei Valve Co., Ltd., a PRC company;

  “Kaifeng Valve” are to our wholly-owned indirect subsidiary Henan Kaifeng High Pressure Valve Co., Ltd., a PRC company;

  “Taide Valve” are to our wholly-owned indirect subsidiary Taizhou Taide Valve Co., Ltd., a PRC company;

  “ZD Valve” are to our wholly-owned indirect subsidiary Zhengzhou City ZD Valve Co., Ltd., a PRC company;

  “Yangzhou Rock” are to our wholly-owned indirect subsidiary Yangzhou Rock Valve Lock Technology Co., Ltd., a PRC company;

  “Henan Tonghai Fluid” are to our wholly-owned indirect subsidiary Henan Tonghai Fluid Equipment Co., Ltd., a PRC company;

  “Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

  “PRC” and “China” are to the People’s Republic of China;

  “SEC” are to the Securities and Exchange Commission;

  “Securities Act” are to the Securities Act of 1933, as amended;

  “Exchange Act” are to the Securities Exchange Act of 1934, as amended;

  “Renminbi” and “RMB” are to the legal currency of China; and

  “U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview of Our Business

We are a leading developer, manufacturer and after market service provider of comprehensive flow management products and services in China. Our flow service solutions help customers resolve any problems and questions in critical industries around the world.

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

We have evolved through organic growth and strategic acquisitions. The Company was created in 2007 with the merger of two leading fluid motion and control companies - ZD Valve and Kaifeng Valve. We continually evaluate acquisitions and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence or operational capabilities to meet the growing needs of our customers. We now have six wholly-owned operating subsidiaries, six heritage brands and a comprehensive product line including over 800 models and 10,000 series.

Our principal executive offices are located at 21F Kineer Plaza, 226 Jinshui Road, Zhengzhen, Henan Province, the People’s Republic of China 475002. Our corporate telephone number is (86) 371-8612-7222. We maintain a website at http://www.cvalve.com that contains information about our company, but that information is not part of this report.

Second Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three months ended June 30, 2011, which resulted in growth in our sales and net income. The following are some financial highlights for the three months ended June 30, 2011:

  Sales: Sales increased $8.4 million, or 17.1%, to $57.7 million for the three months ended June 30, 2011, from $49.3 million for the same period in 2010.
  Gross profit: Gross profit increased $0.7 million, or 3.2%, to $23.7 million for the three months ended June 30, 2011, from $23.0 million for the same period in 2010.
  Income from operations: Income from operations decreased $2.7 million, or 15.9%, to $14.4 million for the three months ended June 30, 2011, from $17.1 million for the same period in 2010.
  Net income: Net income decreased $3.5 million, or 24.5%, to $10.8 million for the three months ended June 30, 2011, from $14.3 million for the same period in 2010.
  Fully diluted net income per share: Fully diluted net income per share was $0.30 for the three months ended June 30, 2011, as compared to $0.41 for the same period in 2010.

Our results of operations in the second quarter of 2011, as compared to the same period in 2010, was materially impacted by higher raw materials and labor cost.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended June 30,		$ Change	% Change
	2011	2010
	(Unaudited)
SALES	$57,669	$49,257	$8,412	17.1%
COST OF GOODS SOLD	33,958	26,272	7,686	29.3%
GROSS PROFIT	23,711	22,985	726	3.2%
OPERATING EXPENSES:
Selling	2,766	2,778	(12)	(0.4)%
General and administrative	6,394	3,032	3,362	110.9%
Research and development	182	81	101	124.7%
Total operating expenses	9,342	5,891	3,451	58.6%
INCOME FROM OPERATIONS	14,369	17,094	(2,725)	(15.9)%
OTHER (INCOME) EXPENSE:
Other income, net	(90)	(431)	341	(79.1)%
Interest and finance expense, net	93	32	61	190.6%
Change in fair value of warrant liabilities	(78)	(790)	712	(90.1)%
Total other income, net	(75)	(1,189)	1,114	(93.7)%
INCOME BEFORE PROVISION FOR INCOME TAXES	14,444	18,283	(3,839)	(21.0)%
PROVISION FOR INCOME TAXES	3,654	3,988	(334)	(8.4)%
NET INCOME	$10,790	$14,296	$(3,506)	(24.5)%

Sales. Our sales revenue for the three months ended June 30, 2011 amounted to $57.7 million, which is approximately $8.4 million, or 17.1%, more than that of the same period in 2010, when we had revenue of $49.3 million. The increase was primarily attributed to strong demand for our gate valves, global valves, safety valves and butterfly valves. Sales increases of those products for three months ended June 30, 2011 were 27.4%, 82.8%, 96.3% and 15.3%, respectively, compared with the same period in 2010.

The following tables set forth our sales by valve types, in terms of sales revenues for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
(All amounts in thousands of U.S. dollars)	2011	2010
	(Unaudited)
Gate valves	$9,225	$7,243
Check valves	2,835	2,578
Global valves	2,881	1,576
Safety valves	1,103	562
Butterfly valves	25,700	22,287
Ball valves	10,312	9,802
Vent valves	-	93
Other valves and accessories	5,613	5,116
Total sales revenue	$57,669	$49,257

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended June 30,
	2011	2010
(All amounts in thousands of U.S. dollars)	(Unaudited)
Power Supply	$17,327	$15,731
Petrochemical and Oil	14,871	16,101
Water Supply	11,217	10,818
Metallurgy	2,122	2,166
Other	12,132	4,441
Total sales revenue	$57,669	$49,257

Cost of sales. Cost of sales, which consists of raw materials, direct labor and manufacturing overhead expenses, was $34.0 million for the three month period ended June 30, 2011, an increase of $7.7 million, or 29.3%, as compared with $26.3 million for the three month period ended June 30, 2010. Cost of sales as a percentage of total sales were 58.9% and 53.3% for the three month periods ended on June 30, 2011 and 2010, respectively. The increase was mainly due to higher raw material cost and labor cost. We are currently standardizing production methodology and techniques at the new subsidiaries in order to optimize the new subsidiaries’ production capacity.

Gross profit and gross margin. Gross profit was $23.7 million for the three months ended June 30, 2011, an increase of $0.7 million, or 3.2%, as compared with $23.0 million for the three month period ended June 30, 2010. Our gross profit margin decreased to 41.1% as compared to 46.7% in the same period of 2010. The decrease in gross margin was because higher inflation in China resulted in a 5% to 15% increase in the cost of raw materials which generally accounts for around 80% of the unit cost of our valves during the period, such as purchase prices of casting and forging steel, steel bars, shafts, bolts, nuts and etc. Higher labor cost also contributed to lower gross margin. Furthermore, during the period we sold more medium to low pressure valves with lower profit margin, which also contributed to the decrease in gross profit margin.

Operating expenses. Our total operating expenses increased by $3.5 million, or 58.6%, to $9.3 million for the three months ended June 30, 2011, from $5.9 million for the same period in 2010. The increase was primarily attributable to a 110.9% increase in our general and administrative expenses during the 2011 period. Total expenses as a percentage of sales increased to 16.2% for the three months ended June 30, 2011 from 12.0% for the same period in 2010.

Selling expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $2.8 million for the three month period ended June 30, 2011, compared with $2.8 million for the period ended June 30, 2010, a decrease of $0.01 million, or approximately 0.4%, which suggests that the implementation of the cost control and centralized sales function were working during the period in 2011.

General and administrative expenses. Our general and administrative expenses, which consist primarily of related salaries and benefits, business development, traveling expenses, legal and professional expenses, depreciation, and bad debt expenses, were $6.4 million for the three month period ended June 30, 2011, compared with $3.0 million for the period ended June 30, 2010, an increase of $3.4 million, or approximately 110.9%. The increase is due to $1.3 million stock-based compensation expense for the shares issued to directors and officers for the period ended June 30, 2011, compared with $0.01 million for the same period in 2010; higher bad debt expenses, which were $0.6 million for the three month period ended June 30, 2011, compared with $0.01 million bad debt recovery for the period ended June 30, 2010, an increase of $0.6 million. Higher labor costs also resulted in higher general and administrative expenses in the period.

Management reviewed accounts receivable balances periodically and, based on an assessment of the historical bad debts rate, individual customer receivable balances and aging, customers’ financial conditions, project status in which our valves are used, retainage and current economic trends. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if the trade balance is less than one year. Due to the specificities of our industry, collectability of accounts receivable with aging more than one year was assessed case by case. Before our customers’ projects in which our valves installed are completed and/or the corresponding retainage is due, the customers’ receivable with aging more than one year is generally considered to be recoverable.

Further, our allowance for doubtful debts accounted for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods. Many of our customers who have long-time business relationships have good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

For the three months ended June 30, 2011, based on individual collectability assessment, including aging analysis, customer visit and interviews and background research, management decided there would be a higher possibility of failure to collection from several customers due to unfavorable economic trends and poor market liquidity and a $0.1 million allowance has been reserved against their accounts receivable.

Income from Operations. Income from operations was $14.4 million for the three month period ended June 30, 2011, compared with $17.1 million for the period ended June 30, 2010. The decrease was primarily attributable to lower gross margin and higher general and administrative expenses in the second quarter 2011.

Income taxes. We incurred income taxes of $3.7 million for the three month period ended June 30, 2011. This is a decrease of $0.3 million, or 8.4%, from the taxes we incurred in the 2010 period, which were $4.0 million. It was in line with the decrease in income from operations.

Net income. As a result of the foregoing factors, our net income decreased by $3.5 million, or 24.5%, to $10.8 million for the three month period ended June 30, 2011, from $14.3 million for the same period in 2010. Net income as a percentage of sales was 18.7% and 29.0% for the three month periods ended June 30, 2011 and 2010, respectively.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended June 30,		$	%
	2011	2010	Change	Change
	(Unaudited)
SALES	$99,622	$76,042	$23,580	31.0%
COST OF GOODS SOLD	58,408	39,197	19,211	49.0%
GROSS PROFIT	41,214	36,845	4,369	11.9%
OPERATING EXPENSES:
Selling	5,060	4,212	848	20.1%
General and administrative	12,357	6,051	6,306	104.2%
Research and development	242	155	87	56.1%
Total operating expenses	17,659	10,418	7,241	69.5%
INCOME FROM OPERATIONS	23,555	26,427	(2,872)	(10.9)%
OTHER (INCOME) EXPENSE:
Other income, net	(87)	(396)	309	(78.0)%
Gain from acquisition	-	(1,016)	1,016	(100.0)%
Interest and finance expense, net	150	66	84	127.3%
Change in fair value of warrant liabilities	(990)	565	(1,555)	(275.2)%
Total other income, net	(927)	(781)	(146)	18.7%
INCOME BEFORE PROVISION FOR INCOME TAXES	24,482	27,208	(2,726)	(10.0)%
PROVISION FOR INCOME TAXES	6,122	6,296	(174)	(2.8)%
NET INCOME	$18,360	$20,912	$(2,552)	(12.2)%

Sales. Our sales revenue for the six months ended June 30, 2011 amounted to $99.6 million, which is approximately $23.6 million, or 31.0%, more than that of the same period in 2010, when we had revenue of $76.0 million. The increase can be attributed to Hanwei Valve, a subsidiary acquired on April 8, 2010, operated fully during the period ended June 30, 2011, which contributed $6.5 million sales, compared with only 83 days operation in the same period of 2010. Meanwhile, Changsha Valves contributed $2.7 million sales, which was acquired on February 3, 2010, and operated fully during the period ended June 30, 2011. The acquisitions of Hanwei Valve and Changsha Valve attributed 12.1% growth of sales for the six months ended June 30, 2011 compared with the same period in 2010. In addition, strong demand for our products in the power supply sector, and petrochemical and oil sector also helped increase in sales. Sales increases in both sectors for the six months ended June 30, 2011 were 22.5% and 30.5%, respectively, compared with the same period in 2010. Sales of gate valves and global valves for the six months ended June 30, 2011 were 47.3% and 54.3%, respectively, more than the same period in 2010. Organic growth in sales for the six months ended June 30, 2011 was 18.9% compared with the same period in 2010.

The following tables set forth our sales by valve types, in terms of sales revenues for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
(All amounts in thousands of U.S. dollars)	2011	2010
Gate valves	$18,204	$12,360
Check valves	4,878	4,319
Global valves	4,488	2,963
Safety valves	1,644	810
Butterfly valves	43,705	34,873
Ball valves	18,077	11,716
Vent valves	32	165
Other valves and accessories	8,595	8,836
Total sales revenue	$99,622	$76,042

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Six Months Ended June 30,
(All amounts in thousands of U.S. dollars)	2011	2010
Power Supply	$29,973	$24,464
Petrochemical and Oil	28,816	22,084
Water Supply	19,276	18,474
Metallurgy	3,730	2,856
Other	17,827	8,164
Total sales revenue	$99,622	$76,042

The following table sets forth the impact of acquired business on group operations.

INCOME STATEMENT ITEMS (Unaudited) FOR THE SIX MONTHS ENDED JUNE 30,
										Growth contributed by
($ in thousands)	Changsha Valve (1)	Hanwei Valve (2)	Contribution from acquisitions	% of consolidation	CVVT original (3)	% of consolidation	Consolidated 2011	Consolidated 2010	Total change	Equity acquisitions	Organic operation
SALES	2,719	6,476	9,194	9.2%	90,428	90.8%	99,622	76,042	31.0%	12.1%	18.9%
COST OF GOODS SOLD	1,444	4,556	6,000	10.3%	52,408	89.7%	58,408	39,197	49.0%	15.3%	33.7%
GROSS PROFIT	1,274	1,920	3,194	7.8%	38,020	92.2%	41,214	36,845	11.9%	8.7%	3.2%
GROSS MARGIN	46.9%	29.6%	34.7%		42.0%		41.4%	48.5%	(14.6)%

SELLING EXPENSES	264	131	395	7.8%	4,666	92.2%	5,060	4,212	20.1%	9.4%	10.8%
GENERAL AND ADMINISTRATIVE EXPENSES	306	347	653	5.3%	11,704	94.7%	12,357	6,051	104.2%	10.8%	93.4%
INCOME FROM OPERATIONS	704	1,442	2,146	9.1%	21,408	90.9%	23,555	26,427	(10.9)%	8.1%	(19.0)%
OTHER (INCOME) EXPENSES, NET	8	(7)	1	(0.2)%	(928)	100.2%	(927)	(781)	18.6%	(0.2)%	18.8%
NET INCOME	522	1,179	1,701	9.3%	16,659	90.7%	18,360	20,912	(12.2)%	8.1%	(20.3)%

(1)	Changsha Valves was acquired on Feb. 3, 2010, which contributed 147 days operation for six months ended 30, 2011, compared with the same period in 2010.

(2)	Hanwei Valves was acquired on Apr. 8, 2010, which contributed 83 days operation for six months ended 30, 2011, compared with the same period in 2010.

(3)	Represented operation result for the organization structure of the Company as the same one as of June 30, 2010 for comparative purpose.

Cost of sales. Our cost of sales was $58.4 million for the six month period ended June 30, 2011, an increase of $19.2 million, or 49.0%, as compared with $39.2 million for the six month period ended June 30, 2010. Cost of sales as a percentage of total sales were 58.6% and 51.5% for the six month periods ended on June 30, 2011 and 2010, respectively. The increase was mainly due to the acquisition of a new business, Hanwei Valve and Changsha Valve, which contributed $6.0 million, 10.3% to the total cost of sales. The increase was in line with the increase in sales revenues due to higher raw material and labor costs.

Gross profit and gross margin. Gross profit was $41.2 million for the six months ended June 30, 2011, an increase of $4.4 million, or 11.9%, as compared with $36.8 million for the six month period ended June 30, 2010. Our gross profit margin decreased to 41.4% as compared to 48.5% in the same period of 2010. The decrease in gross margin was because newly acquired subsidiary Hanwei Valve had a lower gross profit margin, 32.9%, as the products sold by the subsidiary during the period, such as gate valves and ball valves, had lower gross profit margins than that of the butterfly valves and high pressure valves sold by ZD Valve and Kaifeng Valve. In addition, the higher raw material costs with around 5% to 15% increase resulted in lower overall gross profit margin. Furthermore, during the period we sold more medium to low pressure valves, which generally have lower selling prices, which also contributed to the decrease in gross profit margin.

Operating expenses. Our total operating expenses increased by $7.2 million, or 69.5%, to $17.7 million for the six months ended June 30, 2011, from $10.4 million for the same period in 2010. The increase was primarily attributable to a 20.1% increase in our selling expenses and a 104.2% increase in our general and administrative expenses during the 2011 period. Total expenses as a percentage of sales increased to 17.7% for the six months ended June 30, 2011 from 13.7% for the same period in 2010.

Selling expenses. Our selling expenses were $5.1 million for the six month period ended June 30, 2011, compared with $4.2 million for the period ended June 30, 2010, an increase of $0.8 million, or approximately 20.1%, while new acquired business Hanwei Valve and Changsha vales contributed $0.4 million. As overall sales increased, sales commissions, freight charges and marketing and promotion expenses have increased as well. As a percentage of sales, total selling expenses increased to 5.1% for the six months ended June 30, 2011 from 5.5% for the same period in 2010.

General and administrative expenses. Our general and administrative expenses were $12.4 million for the six month period ended June 30, 2011, compared with $6.1 million for the period ended June 30, 2010, an increase of $6.3 million, or approximately 104.2%. The increase is primarily due to the acquisition of, Hanwei Valve and Changsha Valves, which contributed $0.7 million and also an increase in management labor cost. And $1.3 million stock-based compensation expense for the shares granted to directors and officer for the six months ended June 30, 2011 compared with $0.03 million for the same period in 2010. Bad debt expenses, which were $1.8 million for the six month period ended June 30, 2011, compared with $0.1 million for the period ended June 30, 2010, an increase of $1.7 million, also resulted in higher general and administrative expenses in the period.

Income from Operations. Income from operations was $23.6 million for the six month period ended June 30, 2011, compared with $26.4 million for the period ended June 30, 2010. The decrease was primarily attributable to lower gross margin and higher general and administrative expenses in the 2011 period.

Income taxes. We incurred income taxes of $6.1 million for the six month period ended June 30, 2011. This is a decrease of $0.2 million, or 2.8%, from the taxes we incurred in the 2010 period, which were $6.3 million. This is in line with the decrease of income from operations.

Net income. As a result of the foregoing factors, our net income decreased by $2.6 million, or 12.2%, to $18.4 million for the six month period ended June 30, 2011, from $20.9 million for the same period in 2010. Net income as a percentage of sales was 18.4% and 27.5% for the six month periods ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of June 30, 2011, we had cash and cash equivalents of $37.6 million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Net cash provided by operating activities	$2,414	$5,149
Net cash used in investing activities	(1,201)	(31,096)
Net cash provided by financing activities	10,083	24,534
Effect of exchange rate changes on cash and cash equivalents	515	290
Net increase (decrease) in cash and cash equivalents	11,811	(1,123)
Cash and cash equivalents at beginning of the period	25,821	14,485
Cash and cash equivalent at end of the period	$37,632	$13,362

Operating Activities

Net cash provided by operating activities was $2.4 million in the six months ended June 30, 2011, compared with net cash provided by operating activities of $5.1 million in the same period in 2010. The decrease was primarily attributable to the increase in accounts receivable and inventory.

Investing Activities

Net cash used in investing activities decreased to $1.2 million in the six months ended June 30, 2011, compared with $31.1 million in the same period in 2010, which was used primarily for the acquisitions of Hanwei Valve, Changsha Valve and Yangzhou Rock. The net cash used in investing activities during the period ended June 30, 2011 was primarily used for the purchase of equipment, intangible assets and payments made for construction in progress.

Financing Activities

Net cash provided by financing activities was $10.1 million in the six months ended June 30, 2011, compared with net cash provided by financing activities of $24.5 million in the same period in 2010 as we received less net proceeds from the January 2011 registered direct offering than those from the January 2010 registered direct offering. As of June 30, 2011, there was no principal outstanding under our credit facilities and lines of credit.

In January 2011, we conducted a registered direct offering of an aggregate of 1,000,000 shares of our common stock to several accredited institutional investors at a price of $10.00 per share for gross proceeds of approximately $10 million. In addition, we issued the investors warrants to purchase an aggregate of 250,000 shares of common stock, in the aggregate, at a price of $10.00 per share, exercisable for 180 days beginning on the date of the initial issuance of the warrants. The proceeds of the financing have been used for working capital.

Capital Expenditures

The capital expenditures in the six months ended June 30, 2011 and 2010 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(all amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Acquisition of intangible assets	$71	$220
Advance on equipment purchases	12	-
Purchase of equipment and intangible assets	1,158	2,330
Acquisition and investment	-	28,546
Total capital expenditures	$1,241	$31,096

We believe that our current available working capital, after receiving the aggregate proceeds of capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$1,295	$618	$670	$7	$-
Others	-	-	-	-	-
Total (unaudited)	$1,295	$618	$670	$7	$-

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

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three and six months ended June 30, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of June 30, 2011 would decrease net income before provision for income taxes by approximately $0.03 million for the six months ended June 30, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China is regularly involved in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen involvement in the foreign exchange market.

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks and restricted cash as of June 30, 2011 and December 31, 2010 amounted to $39,862,642 and $26,596,872, respectively, all of which are not covered by insurance. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianbao Wang and our Chief Financial Officer, Mr. Gang Wei, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2011. Based upon, and as of the date of this evaluation, Messrs. Wang and Wei, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective.

Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010 for the description of these weaknesses.

Our management has implemented the following changes in our internal controls over financial reporting system during the six months ended June 30, 2011:

a.

Involved both internal accounting and operations personnel and outside contractors with technical accounting expertise early in the evaluation of our complex, non-routine transactions to obtain additional guidance as to the application of generally accepted accounting principles to such transactions;

b.

Required that our senior accounting personnel and the principal accounting officer review our complex, non- routine transactions to evaluate and approve the accounting treatment for such transactions. We also consulted experts in the event that transactions were beyond our comprehension;

c.	Trained internal accounting personnel in generally accepted accounting principals in the United States; and

d.	Strengthened our internal audit function by hiring an experienced internal audit manager.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2011, the court has designated Bristol Investment Fund, Ltd. as the lead plaintiff in the securities class actions and its counsel, the Ball Law Firm, as the lead plaintiff's counsel and further consolidated all previously filed and related cases. Bristol Investment Fund, Ltd. has until August 29, 2011 to file a consolidated complaint - thus, presumably the plaintiffs' want to amend the complaint on file at its earliest convenience. The Company believes the class action lawsuits are still too preliminary to make any reasonable determination about a range of possible losses.

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

Date: August 9, 2011	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)