Form 10-Q/A
period 2011-06-30
CHINA VALVES TECHNOLOGY, INC
filed 2011-10-12
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q/A
(Amendment No. 2)

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	86-0891931
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [_]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]           No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	35,669,654

EXPLANATORY NOTE

We are filing this Amendment No. 2 (this “Amendment”) solely to correct typographical errors in the cover page of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Filing”).

The Original Filing incorrectly disclosed our total shares outstanding as 35,994,654 while the correct number should be 35,669,654. Except as described above, no other changes have been made to the Original Filing, and this Amendment does not reflect events occurring after such Original Filing or modify or update the disclosures contained therein, including the exhibits thereto, affected by subsequent events. Therefore, this Amendment should be read in conjunction with the Original Filing and our other reports filed with the Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this amendment under Item 15 of Part IV hereof.

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

Date: October 12, 2011	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)