Form 10-KT
period 2011-09-30
CHINA VALVES TECHNOLOGY, INC
filed 2011-11-21
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2011 to September 30, 2011

Commission File Number: 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	86-0891931
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

21F Kineer Plaza
226 Jinshui Road
Zhengzhou, Henan Province 450008
People’s Republic of China
(86) 371-8612-7222
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $.001 par value	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title Of Class)

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

Yes [X]             No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]             No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]             No [X]

On November 15, 2011, there were 35,869,654 shares of the registrant’s common stock outstanding.

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market was approximately $67.64 million as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding common stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders, which the registrant expects to file with the Securities and Exchange Commission within 120 days after September 30, 2011, are incorporated by reference into Part III of this report.

INTRODUCTORY NOTE

Use of Terms In this report, unless indicated otherwise, references to

  “Changsha Valve” are references to China Valves Technology (Changsha) Valve Co., Ltd., incorporated in the People’s Republic of China;

  “China Valves Holdings” are references to China Valves Technology Holdings Limited, incorporated in Hong Kong;

  “China Valves,” the “Company,” , “CVVT”, “we,” “us” and “our” are references to the combined business of China Valves Technology, Inc. and our PRC and other subsidiaries;

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

  “Taide Valve” are references to Taizhou Taide Valve Co., Ltd.;

  “The Casting Company” are references to Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company;

  “Yangzhou Rock” are references to Yangzhou Rock Valve Lock Technology Co., Ltd.; and

  “ZD Valve” are references to Zhengzhou City ZD Valve Co., Ltd.

Forward-Looking Statements

The statements contained in this Report that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission, and that these statements are only estimates or predictions. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this Report.

PART I

Item 1. Business.

OVERVIEW

China Valves Technology Inc. is a leading developer, manufacturer and after market service provider of comprehensive flow management products and services in China. Our flow service solutions help customers resolve any problems and questions they may have in critical industries around the world.

As a recognized leader in supplying valves, actuators, forging and castings, valve locks and related services, we support global infrastructure industries, including nuclear power, fossil power, hydropower, oil and gas, chemical and petrochemical, water treatment, mining and metal, as well as general industrial markets where our products and services add value. With approximately 1,900 employees in China and more than 50 distributors in more than 30 countries, we can provide convenient services with a local presence.

China Valves has evolved through organic growth and strategic acquisitions. The Company was created in 2007 with the merger of two leading fluid motion and control companies - ZD Valve and Kaifeng Valve. We continually evaluate acquisitions and other strategic investment opportunities to broaden our product portfolio, service capabilities, geographic presence and/or operational capabilities to meet the growing needs of our customers. Presently, China Valves has six wholly-owned subsidiaries, six heritage brands, and a comprehensive product line including over 800 models and 10,000 series.

Our industry is usually categorized into the following five major distinct industries; our sales mix by industry in the fiscal year 2011 consisted of:

Power Supply	30.2%
Petrochemical and Oil	31.6%
Water Supply	20.7%
Metallurgy	4.1%
Other	13.4%

Our sales revenue and net income were $161.4 million and $29.6 million, respectively, for the nine months ended September 30, 2011, and $131.4 million and $36.8 million, respectively, for the nine months ended September 30, 2010. Our sales revenue and net income were $183.7 million and $43.2 million, respectively, for the year ended December 31, 2010 and $95.4 million and $23.4 million, respectively, for the year ended December 31, 2009.

CHANGE IN FISCAL YEAR

As previously announced, in 2011, we changed our fiscal year end to September 30 from December 31. We made this change because the first quarter of the calendar year is inefficient for the audit work due to the Chinese New Year holidays. This Transition Report on Form 10-K reports our financial results for the nine-month period from January 1, 2011 through September 30, 2011, which we refer to as “fiscal year 2011” throughout this report. Following fiscal year 2011, we will report on a twelve-month fiscal year beginning on October 1 and ending on September 30 of each year. The years ended December 31, 2010 and 2009 reflect the twelve-month results of the respective calendar years.

HISTORY AND DEVELOPMENT

Our heritage trademark dates back to the 1959 founding of Kaifeng High Pressure Valve Factory, later to be Kaifeng Valve. ZD Valve was established in 1993.

Under the name of a predecessor entity, China Valves was incorporated in Nevada on August 1st, 1997. Kaifeng Valve and ZD Valve merged together in 2007 and then China Valves Holdings was established in Hong Kong in September 2007.

In April 2009, China Valves finalized the acquisition of Taide Valve., a gate and butterfly valves manufacturer whose products are mainly used in the water supply industry.

In January 2010, China Valves acquired Yangzhou Rock., a mechanical interlock safety system and triple offset butterfly valves maker.

In February 2010, China Valves announced the acquisition of former Watts Valve (Changsha) Co., Ltd., now renamed as China Valves Technology (Changsha) Co., Ltd, or Changsha Valve. Changsha Valve is one of the main valve suppliers of China’s hydropower and fossil power industries.

In April 2010, China Valves acquired Hanwei Valves., a joint venture of PRC and Hong Kong and a famous high-tech valves supplier of oil and gas, petrochemical industries.

SUBSIDIARIES

China Valves owns six operations in China. Below is the current business information of each. In addition to the business operations information presented below, please see the Consolidated Financial Statements of this annual report for more information on our business.

Kaifeng Valve

Kaifeng Valve was founded in 1959, and is located in Kaifeng city (one of the seven ancient capitals of China), Henan province. It used to be a large state-owned valve factory in China. The dominant products include supercritical or ultra critical thermal power plant high pressure and temperature valves, abrasive and corrosive media refinery & petrochemical valves. As a leading valve supplier in the energy industry, the "KF" brand is a leader in the Chinese valve industry, and was awarded "the most competitive valve brand’’ by the Chinese Ministry of Commerce in 2006.

Products and services

Kaifeng Valve is a famous valve supplier for the fossil power industry in China. Its products are used in a wide variety of applications in power plants from high temperature steam isolation and high pressure feed water isolation, to the most severe pressure-difference steam extraction duty in turbine.

Its products are used in high levels of corrosion, abrasion, extremely high temperature and high pressure, zero fugitive emissions, and nuclear power plant isolations. The Company believes it makes most reliable domestic high pressure isolation valve in China.

Kaifeng Valve provides engineering, design, inspection, maintenance and repair services for its valves and related products. It sells its products and services in most geographic regions in China directly through the Company’s internal sales force as well as through a network of independent distributors.

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

  Automatic recirculation control valve

  Multi-stage steam control valve

  Feed water heater 3-way isolation valve

  Through way and straight way plunger valve

Customers

Besides fossil power plants, Kaifeng Valve products are widely used in refinery, petrochemical, mining and metal, pulp and paper industries. Kaifeng Valve signed a Strategic Cooperation Agreement with China Dongfang Electric Corporation (“DEC”), the biggest power equipment supplier in the world. Kaifeng Valve is the sole supplier of the pipeline pressure control valve for Shanghai Electric Power Generation Group. Kaifeng Valve is a Tier 1 supplier of China’s top 5 power generation companies.

Kaifeng Valve is a qualified supplier of China National Nuclear Corporation (“CNNC”) and China Guangdong Nuclear Power Holding Co., Ltd. (“CGNPC”). It provides numerous high pressure, high temperature steam and water isolation valves to nuclear power plants every year.

ZD Valve

ZD Valve is a leading manufacturer of low pressure butterfly valves, eccentric semi-ball valves, non-return valves with damping systems, and valves applied in water treatment and drainage pipelines. Its brand ‘ZD” is a leading butterfly valve brand in the water treatment industry of China. ZD Valve occupies a significant market share of butterfly valves in the municipal water treatment of China. ZD Valve is located in Zhengzhou city, the capital of Henan province.

Products and services

ZD Valve is one of the largest low pressure butterfly valve suppliers in China. Besides manufacturing butterfly valves, ZD Valve provides a wide product range for applications in water treatment, petrochemical, mining and metal, and fossil power industries.

ZD Valve provides a complete package of flow control solutions to water treatment customers. In addition to these products, it also offers engineering, design, inspection, installation, commissioning, and repair services.

ZD Valve provides after sale services through its network of sales representatives who cover most of the capital cities and all of the five municipals in China. After sales services are carried out through its production facility, and include 24-hour onsite services, in-house repair, and return manufacturing services.

Product Types

  Resilient seated gate valve

  Multi-functional damping check valve

  Hydraulic damping tilting check valves

  Ventilating butterfly valve

  Triple eccentric metal seated butterfly valve

  High performance metal seated butterfly valve

  Soft seated butterfly valve

  Hydropower station hydraulic and pneumatic butterfly valve

  Eccentric semi-ball valve

  Floating ball air release valve

  3-way control valve

  Sluice gate valve

Customers

The customer mix of ZD Valve spans several industries, including fossil power, hydropower, petrochemical, mining and metal, pulp and paper and food. However, water treatment is still the biggest market of ZD Valve, and its products are well known in the major city water treatment companies in China.

ZD Valve has an extensive network of sales and distributors in Europe, Middle East and Southeast Asia to support our global customers.

Changsha Valve

Changsha Valve’s predecessor was founded in 1958. Its leading products include large diameter hydraulic operated butterfly valves, flow control valves, and spherical valves in large size. Changsha Valve is a leading butterfly valves supplier for the hydropower industry in China. It has accumulated abundant experiences in fossil power, hydropower, nuclear and water treatment industries. Changsha Valve established the Chinese industrial standard for metal seated butterfly valves and power plant butterfly valves. Its brand “CSV” has more than fifty years of history and occupies significant market share of butterfly valves in the hydropower industry

Products and services

Changsha Valves is well known for its large size butterfly valve and large size water control valve. It manufactures the most substantial butterfly valve (DN5500mm) in all of China. As one of the main valve suppliers in China’s hydropower industry, Changsha Valve provides a broad range of industrial valves, including on/off valves, control valves, and other specialty valves.

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

  Top entry trunnion mounted ball valve

  Inline type sleeve water control valve

  Submerged type sleeve control valve

  Y-type and Straight way type sleeve control valve

Customers

Changsha Valve supplies the hydropower stations in China. Its products are widely used in the recycled water systems in fossil power plants, especially in 1000MW ultra-critical power plants. Its products are increasingly used in metal, refinery and chemical plants due to their reliability and excellent after sale services.

Hanwei Valve

Hanwei Valve is a high-tech enterprise located in the Pudong Airport area of Shanghai. It was founded in 1992 as a joint venture between Hong Kong Get Success Investment Limited and Shanghai Hanhuang Valve Co., Ltd. Hanwei Valve is recognized for its advanced R&D capabilities and its strong engineering capabilities. Different from Kaifeng Valve, ZD Valve and Changsha Valve, Hanwei Valve is committed to development in the oil and gas, petrochemical and chemical markets. "Han Wei" is considered to be a leading brand in China’s valve industry.

Products and services

Hanwei Valve is one of the top suppliers in the world that can provide a 24-way rotary valve. The 24-way rotary valve is applied in the simulated moving bed adsorption-separation unit and chromatogram separation unit of petrochemical and biological engineering. Its fully welded pipeline ball valve is widely used in China’s oil &gas industry, and has penetrated markets in the Middle East, Southeast Asia and Central Asia. It has several patented products such as the 24-way rotary valve, district heating ball valve, full welded pipeline ball valve etc.

Hanwei Valve provides design, engineering, commissioning, diagnostic, installation, inspection and repair services to its customers. We believe its ability to offer design and engineering services provides us with a unique competitive advantage.

Product Types

  Axial-flow check valve

  Dual plate check valve

  Parallel slide gate valve

  High performance metal seated butterfly valve

  Trunnion mounted ball valve

  Full welded pipeline ball valve

  Fully welded district heating ball valve

  Top entry trunnion mounted ball valve

  Floating ball valve

  24-way rotary valve

  Tank bottom valve

  Knife gate valve

Customers

Hanwei Valve is a tier one valve supplier of China National Petroleum Corporation (CNPC). It provides a large amount of fully welded pipeline ball valves and axial-flow check valves to oil and gas pipelines, most of which were key national projects. Hanwei Valve has earned a strong reputation from its services to Sinopec and UOP.

In addition to the Chinese market, Hanwei Valve provides its products to the national petroleum companies of the Middle East, Southeast Asia and Central Asia, and it also provides district heating ball valves to Russia and Eastern Europe through its long-term partners.

Taide Valve

Taide Valve is located in Taizhou city, Jiangsu province. It was initially founded in the 1950s as an agricultural machinery plant, and later became a supplier of castings and valves in the 1990s.

Taide Valve provides resilient seated gate valves, soft seated butterfly valves and metal seated butterfly valves to water treatment and public works.

Product Types

  Resilient seated gate valve

  Soft seated butterfly valve

  Metal seated butterfly valve

Customers

Taide Valve is a qualified supplier for Shanghai Municipal Water Group, KSB China and Fushun Qilong Petrochemical, Shandong Zibo Municipal Water Co. Ltd. and so forth for water industry and petrochemical industry,

Yangzhou Rock

Yangzhou Rock is a high-tech enterprise located in Yangzhou city (one of seven ancient capitals of China), Jiangsu province. It has fourregistered patents for its valve mechanical interlock device. Yangzhou Rock is the only valve mechanical interlock manufacturer in China, and it is considered to be a safe and environmentally friendly company. Yangzhou Rock is gradually emerging in the area of mechanical interlock, intelligent alarm linkage, remote flexible control and mechanical latch delay, etc.

Besides the valve mechanical interlock, it has recently developed a triple-eccentric metal seated cryogenic butterfly, which can be widely used in air separation, liquefied natural gas, and cryogenic treatment industries.

Yangzhou Lock has also developed triple-eccentric metal seated butterfly valve for turbine steam pipe up to 570 centigrade temperature, which is a sole producer in China.

Product Types

  Quarter-turn valve interlock

  Multi-turn valve interlock

  Vessel closure lock

  Actuated valve interlock

  Anti-tamper lock in oil pipeline

  Cryogenic and high temperature triple-offset butterfly valves

Customers

Yangzhou Rock customers include many famous multi-national companies like Air Product, Air Liquid, Linde, DSM, and BASF. It is also a qualified supplier for CNPC, CNOOC. With its strong engineering and advanced equipment, Yangzhou Rock can provide comprehensive aftermarket services.

ORGANIZATIONAL STRUCTURE

The following chart reflects our organizational structure for our active subsidiaries as of the date of this Annual Report.

(1) Shanghai Hanhuang Valve Co., Ltd. and Get Success Investment Limited, which was formally disclosed as Hong Kong Hanxi Investment Co., Ltd. based on its Chinese name, were former shareholders of Hanwei Valve, both of which were acquired during the acquisition of Hanwei Valve by the Company and were shell companies without any active operations. Shanghai Hanhuang Valve Co., Ltd. was dissolved on October 19, 2011 and Get Success Investment Limited, was dissolved on September 16, 2011.

OUR INDUSTRY

The Chinese valve market is expected to increase at an annual rate of nearly 20% for the next few years according to “2010-2015 China Valve Industry Investment Analysis and Perspective Guidance Report” by China Social Economic Investigation & Research Center. We believe that demand for valves will be driven primarily by energy demand and water treatment system investment and upgrading. We intend to focus our efforts on utilizing our tangible and intangible resources to expand and strengthen our products and increase our market share in response to industry demands.

The other driving force is that China’s central government strongly promotes localization of major equipment. The proportion of domestic use in nuclear power, fossil power and chemical plants has increased quickly, so that China Valves will now have more opportunities to enter into the high-end valves areas, which have been occupied by international companies.

As a supplier to customers in a variety of industries, our performance is largely dependent upon the overall economic conditions and the growth and performance of industries, and companies operating in those industries which purchase our valve products. The following provides a brief overview of the historical and projected performance and growth of the four largest industries in which our customers operate.

Our Involvement in the Power Industry

Fossil power

The Chinese government continues to improve installation of capacity of fossil power plants to meet the growing electricity demand for both industrial and residential uses. Many ultra-critical fossil power plants are either under construction or are being engineered, and smaller sub-critical fossil power plants have either been shut down or are being upgraded to improve energy efficiency and improve the environment.

Kaifeng Valve is the only valve supplier in China to provide main stream isolation valves and main feed water isolation valves in ultra-critical fossil power plants. Benefiting from the government requirement of localization, Kaifeng Valve expects to have an extensive market share in this area.

The increased use of the fossil power demands more and more large size butterfly valves and control valves for circulating the water system. ZD Valve and Changsha Valve expect to receive more orders from ultra-critical fossil power plants

Kaifeng Valve is the initiator of the localization project of high end fossil power application high end valves approved by state council. .

Nuclear power

Nuclear power plants normally demand more valves than the same capacity fossil power plants, and purchase prices and amounts are much greater than for traditional power plants due to higher safety and security requirements. That is the reason why our main competitors invest a large amount of human and financial resources in nuclear power.

As one of the main suppliers of high pressure, high temperature valves in China’s nuclear power industry, Kaifeng Valve has been cooperating with the two biggest nuclear investment companies in China-CNNC and CGNPC. In 2004, Kaifang Valve was completed a multi-stage and rigorous certification process that resulted in it becoming a qualified nuclear valve supplier for both companies.

Both Changsha Valve and ZD Valve are qualified suppliers of butterfly valves for nuclear power plants. They seek to steadily expand their market share in the nuclear power industry.

Our Involvement in the Petrochemical, Oil and Gas Industries

Energy preservation is the top priority of the Chinese government in recent years. Long distance oil and gas pipelines, huge LNG and LPG tank farms, and large-scale ethylene and refinery plants will be built in the near future to ensure safe and efficient transportation of energy. In addition, national oil companies like CNPC, Sinopec and CNOOC have increased their investment in overseas oilfields and refineries.

As one of the main valve suppliers of the oil and gas industry, Hanwei Valve will benefit from a large demand for pipeline ball valves, check valves and gate valves. Kaifeng Valve expects to receive more orders due to an increasingly large demand for high pressure valves in ethylene and refinery plants. Yangzhou Rock strives to compete with imported cryogenic butterfly valves in LNG and LPG tank farms with its reliable products and services.

Our Involvement in the Water Treatment Sector

The Chinese government stably increases its investment to upgrade public facilities, including its water pipe network and sewage treatment, in thousands of cities and municipals. The total annual demand for valves in the water treatment industry is about 17 billion RMB in 2010 with further increase as presented in the following table.

2005~2010 China Water Treatment Valve Production and Market size

Year	2005	2006	2007	2008	2009	2010E
Production/in 10K Tons	19.4	23.5	29.7	37.3	45.2	54.7
Market Size/in Billion RMB	5.33	7.78	10.27	13.50	14.98	17.36

Resource: http://china.toocle.com/cbna/item/2011-04-11/5731083.html

Resource: http://china.toocle.com/cbna/item/2011-04-11/5731083.html

As the main valve suppliers in water treatment, ZD Valve and Changsha Valve will improve their production capacities to meet the rapid growth of demand. In addition, we will work closely with our customers and research institutes to develop high quality products to compete with imported products.

OUR COMPETITIVE STRENGTHS

  Broad range of products and leading brands. From the extreme high/low temperature, extreme high pressure, and extreme abrasion and corrosion, to the most complex smart valves, we believe that we have the most comprehensive range of valve products in our industry. Additionally, we enjoy leading market positions based on the estimated market share of our key products, broad brand recognition, and strong reputation for quality and service within the markets we serve.

  Low-cost and high quality manufacturing capabilities. We believe our historical capital investment in manufacturing technologies helps us reduce the costs of producing our products. We focus on manufacturing and selling high quality valves at competitive prices. We believe we have a price advantage over most of our competitors.

  Highly experienced and incentivized research and development team. Our R&D department is composed of engineers with many years of experience; some of them are the most professional engineers in China’s valve industry. We are committed to developing new products and we have, in recent months, generally launched a new model every two months. We have cooperated with universities and institutions to improve and develop products.

  Highly experienced, proven management team. We are led by an experienced management team with a long and successful track record, enabling us to recognize and capitalize on attractive opportunities in our key markets. Our senior management members have an average of over 18 years of experience in the valve industry; our top management team, including the CEO and CFO, either came from an international valves group or has international management experience.

OUR STRATEGY

Our objective is to increase profitability, cash flow and revenue while developing and enhancing our position as the leading valve manufacturer in China. Our strategy for achieving these objectives includes the following key elements:

Pursue Strategic Acquisitions. China’s valve market is very fragmented. According to the China Valve Industry Association’s statistics, there are more than 6,000 local valve manufacturers in the market. The top ten local valve manufactures have an aggregate Chinese market share of only 12.1% . We anticipate that the fragmented nature of the Chinese valve market will continue to provide opportunities for growth through strategic acquisitions. Our acquisition strategy will continue to focus on entities with products that provide opportunities for us to expand and products that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiency. Furthermore, we seek acquisition candidates that demonstrate a combination of good profit margins, strong cash flow, leading positions in the local markets and products that generate recurring revenue. We will use our brand advantage to consolidate China’s valve market and to increase our market share.

In 2010, we finalized the acquisition of Yangzhou Rock, Changsha Valve and Hanwei Valve. These acquisitions enabled us to expand the product lines and advanced technologies we offer to the growing oil and gas, hydropower and fossil power markets.

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

  leverage strong, established distribution channels.

Enter New Market Segments. To drive organic growth from our existing businesses, we will continue to leverage our customer relationships to develop or acquire new products and product extensions to enter into new market segments. In 2010, we signed a Strategic Cooperation Agreement with China Dongfang Electric Corporation (DEC), the biggest power generation equipment manufacturer of the world. The first order with DEC was over $8 million. We were awarded as qualified nuclear safety grade valve supplier by National Energy Board. Besides the traditional local market, we have established sales headquarter in Shanghai to strengthen our market share in multi-national chemical companies and overseas oil and gas markets.

Focus on High End Products. We will keep focusing on high end, more sophisticated valve products, including high-parameter and special usage valves. The majority of valve companies in China focus only on low end products at lower prices. Because of our technology and R&D strength, we will continue focusing on high end valve products and pursuing higher margins than the industry average. Our 24-way rotary valves have been successfully used in PX, MX. petrochemical plants, and will now be used in chromatogram separation units of biological engineering. Our deep-water ball valve was put into production in 2011, and will be widely used in the deep-sea drilling platform. We also focus on exploring and commercializing new technologies in smart control, like intelligent interlock, remote flexible control, and intelligent alarm link. In many of our research areas, we are working with universities, institutes and experts in the appropriate fields to ensure that the latest technologies will be applied in our products and services.

Strengthen Overseas Market. We have integrated our direct sales teams and distributors in Europe, Russia, the Middle East, Central Asia and Southeast Asia, so that they will represent all of China Valves’ products and services versus exclusively representing the products of ZD Valve or Hanwei Valve. We have participated in an increasing number of flow control exhibitions, and have upgraded our website so that overseas customers can reach us easily.

OUR MANUFACTURING PROCESS

Our manufacturing process is a multi-step process involving the following tasks:

  purchasing and depositing of raw materials;

  raw material processing and analysis;

  production of inventory of semi-finished products (or transporting to the next step directly);

  product assembling;

  Painting; and

  product inspection and testing, and placing finished products in inventory.

Our modern computer aided design (“CAD”) center can assist in the design of new products. We closely monitor and test the quality of raw materials, including casting steel blank parts, forging steel blank parts and steel. We use a high-speed direct reading spectrograph (32 channels) for the analysis of the chemical components of raw materials. We have cobalt 60y flaw detectors, high-power magnetic particle flaw detectors and ultrasonic flaw detectors, as well as non-destructive equipment that helps to ensure the internal quality of forging blank parts. We have a metal material test room for physical and chemical analysis and the mechanical testing of raw materials. In order to ensure a product’s structural capability, we utilize high-precision equipment, including high-precision computer numerical control (“CNC”) lathes and advanced welding equipment to satisfy the requirements of our product designs. We have modern product-processing workshops consisting mainly of CNC lathes and approximately 20 units of large-scale, high-precision equipment, including 4 m CNC vertical lathes, CNC horizontal lathes and CNC boring and milling machines. In addition, we have pressure equipment to conduct pressure testing for finished products in accordance with appropriate standards.

We have set up a comprehensive and reliable quality management system with strict material manufacturing procedures and standards of inspection. We have been adhering to a lean production principle. By continuously seeking to improve production, we eliminate non-value added activities, such as excessive waiting time throughout each manufacturing process, and improve design code standards, thus making the production cycle more efficient and reducing the time of products’ delivery to our customers. Order-based productions reduce inventory and improve cash flow. In addition, workplace monitoring and certain rules to follow improve the manufacturing efficiency. Because of increasing efficiencies in our production cycle, we have quicker feedback from our customers about our products allowing us to make improvements for their next order.

We also purchased certain lower end valves from third parties produced under our technical specification in order to make up for under-capacity in our manufacturing facilities.

WARRANTIES

We typically warranty all of our products and provide replacement or credit to our customers who are not satisfied with our products for a period of one year from the date of shipment. When we receive an indication that a product did not perform as expected, our quality control specialists and laboratory personnel test the product to determine if our process was correct for the specifications submitted by the customer and if the manufacturing process was completed as planned. If we failed to produce the product according to the customer’s specifications or if the manufacturing process was flawed, we provide immediate credit to the customer. If we produced the product to the customer’s specifications and if the manufacturing process was not flawed, we send a team to the customer’s facilities to see if we can assist the customer in correcting his or her process. Typically a team consists of at least one engineer, at least one experienced production person and the customer’s sales representative. If the product was manufactured to the proper specifications, our team works with the customer in developing corrective action to solve his or her problem.

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

We have established long-term relationships with key suppliers. However, we do not exclusively rely on our key suppliers. We have adopted a dual supplier system for raw materials. Therefore, if our primary suppliers cannot supply us with our raw material for any reason, we are able to seamlessly acquire the raw material from another supplier. All of our suppliers must meet our quality standards and delivery requirements consistently in order to remain on our approved supplier list. If deliveries are delayed repeatedly, we terminate the partnership with such supplier.

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

We market our products through various ways. Our six operating subsidiaries distribute their valves through two methods: (1) sell our valves directly to our customers through regional agents after winning project contracts through public bids. We provide periodic training to our sales staff with whom we have direct communication, and participate in trade exhibitions; (2) market our valves through approximately 50 distributors across the PRC and marketing headquarters in Shanghai which was set up in 2010. We hired experienced sales personnel who have significant sales and marketing experience from multinational valves companies such as Tyco and Flowserve. Moreover, a professional technical support team was established to enhance after-market service.

Each of the subsidiaries has similar types of customers. Valves produced by the six operating subsidiaries can be used in various industries, including but not limited to water supply, power supply, petrochemical and oil, and metallurgy. Each of the six operating subsidiaries has similar customer base with different industry focus. For instance, Kaifeng Valves sold 40%, 42%, 3% and 15% of their valves to customers in power supply industry, chemical industry, metallurgy industry and others respectively for the nine months ended September 30, 2011. ZD Valves sold 64%, 11%, 7%, 7%, and 11% of their valves to customers in water supply industry, petroleum and oil industry, power supply industry, metallurgy, and others respectively in the same period. Other four operating subsidiaries have the similar but different proportion components in term of customer industry.

Our sales revenue was approximately $161.4 million for the nine months ended September 30, 2011.

OUR RESEARCH AND DEVELOPMENT EFFORTS

China Valves’ business is dependent on constantly improving the technology associated with developing and manufacturing valves. Therefore, China Valves has committed itself to the research and development of new valves and developing state of the art valves that improve and advance the valve industry. For the nine months ended September 30, 2011 and 2010, we invested a total of $286,204 and $181,861, respectively, to research and development efforts. For the years ended December 31, 2010 and 2009, we invested a total of $228,858 and $126,750 to research and development efforts, respectively. We also intend to increase the amount of resources we allocate to research and development as the Company continues to grow.

The Company currently has 303 engineering and support technicians and researchers dedicated to actively researching and developing new valves and participating in valve production and improvement. China Valves operates a research and development laboratory with Lanzhou Science and Engineering University (the only university in China that offers a major in valve development and manufacturing). We have also partnered with the Department of Valves Study of Hefei General Mechanical Institute to work to improve the development, manufacturing and quality of valves produced in China. In addition, we focus on the development of valves for nuclear power stations.

COMPETITORS

We compete against a number of international and local valve manufacturers as well as specialized manufacturers on the basis of product capacity, product quality, breadth of product line, delivery, and price. Our major competitors vary by industry and region.

The following is a list of our major competitors in the valve industry:

  Hong Cheng Machinery Co., Ltd. – a manufacturer of medium pressure, big diameter butterfly valves for the water supply industry. We compete with them in the hydropower and fossil power industry.

  Sufa Technology Industry, Co., Ltd. – a leading manufacturer of nuclear safety grade valves. It has a broad product line, which includes on/off valves, control valves and specialized valves. We compete with them in nuclear power, petrochemical and refinery industries.

  Suzhou Neway Valve Co., Ltd. – a leading manufacturer of pipeline ball valves, API gate, globe, check and ball valves in China. Neway is a famous valve brand in the international market. We compete with them in oil and gas, petrochemical and chemical industries.

  Dalian DV Valve Co. Ltd. – a leading manufacturer of high pressure gate, globe and check valves. We compete with them in fossil and nuclear power industries.

There are, however, certain factors that we believe set us apart from all of our competitors, including the following:

  We are the first manufacturer of main stream gate valves for 300MW and main water supply gate valves for 600MW power stations in China;

  We are the sole domestic designer and manufacturer in China of valves that are used for ultra-critical units of 1000MW power stations;

  We are the first manufacturer of high pressure, large diameter oil pipeline valves in China;

  We are the first domestic manufacturer of 2,500lb high pressure gate valves for hydrogenation in chemical lines, which replace imported products;

  We are the first domestic manufacturer of high pressure, large diameter gate valves for the coal chemical industry;

  We are the sole manufacturer in China that produces all of the following: blowtorch valves, water pressure testing valves, steam controlling valves for high parameter power stations and bypass valves for high pressure heaters;

  We are one of the two suppliers in the world who can provide 24-way rotary; and

  We manufacture the most sizeable butterfly valve in China.

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

We are also subject to the PRC’s foreign currency regulations. The PRC government has control over Renminbi reserves through, among other things, direct regulation of the conversion of Renminbi into other foreign currencies. Although foreign currencies that are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks, and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

We do not face any significant government regulation in connection with the production of our products. We do not require any special government permits to produce our products other than those permits that are required of all corporations in China, such as those products used in nuclear power generation sector.

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

Item 1A.     Risk Factors.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

RISKS RELATED TO OUR BUSINESS

Our business would be adversely affected by a downturn in government spending related to infrastructure upgrades, repairs and replacements, or by reduced demand in the power, petrochemical, oil or water supply industries.

Our business is primarily dependent upon spending on new infrastructure projects, as well as infrastructure upgrades, repairs and replacement, in the power, petrochemical, oil and water supply industries. We are also subject to general economic conditions, the need for large-scale projects, interest rates and government incentives provided for public work projects. It is not unusual for projects in power, petrochemical, oil or water supply industries to be delayed and rescheduled for a number of reasons, including changes in project priorities and difficulties in complying with environmental and other government regulations. We cannot assure you that economic growth experienced by China will continue or that is if it does, state and local governments will address deferred infrastructure needs. Any significant decline in the project spending in the key industries or governmental spending on infrastructure could have a material adverse effect on our financial condition and results of operations.

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

In addition to domestic competition, we face intense competition from foreign competitors. The intensity of foreign competition is affected significantly by fluctuations in the value of the U.S. dollar against Chinese currency and by the level of import duties imposed by the Chinese government on certain products. Our major international competitors are Velan Inc., KSB Group and Tyco Flow Inc. Many of our competitors have more resources and greater brand recognition than we enjoy.. If our competitors are able to gain greater market share or improve their sales efforts, our sales may decrease, we may be forced to lower our prices, or our marketing costs may increase, all of which could negatively impact our financial results.

Any decline in the availability, or increase in the costs of raw materials could materially affect our earnings.

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

In 2011, approximately 76% of our sales revenue was generated from our direct sales teams throughout China and 24% was generated from our distributors. Sales through distributors were highly concentrated in a few distributors, with 60% of distributor sales coming from our ten largest distributors, and 40% from the three largest distributors. Our business relationships with most of our major distributor branches may be terminated at the option of either party upon 30 days’ notice.

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

One of our strategies is to grow internally through increasing the development of new products, as we continue to improve the quality of existing products. However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, our ability to improve our products and product mix to realize the benefits of our research and development efforts, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange rates. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets. Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

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

Failure to comply with the United States Foreign Corrupt Practices Act and Chinese anti-corruption laws could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by our employees, independent contractors, subcontractors or agents of our Company, even though they may not always be subject to our control.

We are currently in the process of developing and implementing formal controls and procedures to ensure that we are in compliance with the FCPA, China’s anit-corruption laws, and similar sanctions, laws and regulations. The implementation of such procedures may be time consuming and expensive, and could result in the discovery of issues or violations with respect to the foregoing by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware. If our employees, independent contractors, subcontractors or agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

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

As a result, it could be difficult for investors to effect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8% . These factors have led the Chinese government to adopt, from time to time, various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to our shareholders, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits, determined in accordance with PRC GAAP, to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends.

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

China passed a new Enterprise Income Tax Law, or the New EIT Law. The new law and its implementing rules both became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. Because the New EIT Law and its implementing rules are new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Our operating subsidiaries Kaifeng Valve, ZD Valve, Taizhou Taide Valve, Yangzhou Valve, Changsha Valve, and Shanghai Hanwei Valve are already designated as “resident enterprises” for PRC enterprise income tax purposes. However, if the PRC tax authorities determine that China Valves Technology Inc. and its subsidiaries China Fluid Equipment and Henan Tonghai Fluid are also “resident enterprises” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be credited against our U.S. tax.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that CSRC approval is required in connection with our 2007 reverse acquisition, the reverse acquisition may be cancelled, or we may become subject to penalties.

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

Because we did not obtain authorities approval for our 2007 reverse acquisition, if the CSRC or another PRC governmental agency subsequently determines that we must obtain CSRC approval of the reverse acquisition, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China and limit our operating privileges in China, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

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

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current operations are conducted in the PRC. In addition, nearly all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. Accordingly, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant such as:

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

Techniques Employed by Manipulative Short Sellers on Chinese Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, a number of short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

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

We did not previously own the building and land of Kaifeng Valve we operate on. Those buildings and the land use rights were owned by the Casting Company, one of our major suppliers and the land use rights and the buildings from which Kaifeng Valve operates were leased from the Casting Company. The Casting Company is located on the same piece of land. As a condition precedent to the consummation of the Securities Purchase Agreement related to the private placement of our common stock, on August 26, 2008, Kaifeng Valve and the Casting Company entered into an Agreement for the Transfer of Land Use Right and Housing Titles (the “ Real Estate Transfer Agreement ”) for the transfer of the land use rights for all the land and all the buildings on the land to Kaifeng Valve (the “ Real Estate ”). As the transfer was expected to take up to ten months to complete with relevant Chinese government agencies, on August 26, 2008, Kaifeng Valve and the Casting Company also entered into a Lease Agreement (the “ Lease Agreement ”) pursuant to which the Casting Company agreed to lease the Real Estate to Kaifeng Valve until the latter acquires title to the Real Estate. In addition, Kaifeng Valve and the Casting Company entered into a Leaseback Agreement (the “ Leaseback Agreement ”) pursuant to which Kaifeng Valve agreed to lease back to the Casting Company the portion of the Real Estate and the buildings used by the Casting Company, for a period of one year starting on the date of the acquisition of title to the Real Estate by Kaifeng Valve.

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

All the onsite buildings and workplaces are utilized for manufacturing, R&D and administrative purposes. In addition, there is land available onsite for future expansion of Kaifeng Valve.

The Company owns land use rights at Changsha Valve, Hanwei Valve, Yangzhou Valve and Taide Valve. The following lease expenses were incurred in 2011 and 2010 with respect to the operating entities: Nine Months Ended September 30, 2011

	ZD	Henan Tonghai
	Valve	Fluid
Usage	US $	US $
Office	$58,867	167,947
Production & Operation Facilities	179,965	-
Total Cost	$238,832	167,947

Nine Months Ended September 30, 2010 (Unaudited)

	ZD	Henan Tonghai
	Valve	Fluid
Usage	US $	US $
Office	$56,266	$48,570
Production & Operation Facilities	221,161	-
Total Cost (Unaudited)	$277,427	$48,570

Item 3.     Legal Proceedings.

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which was styled Donald Foster, et al. v. China Valves Technology, Inc., et al., was filed in the U.S. District Court for the Southern District of New York. Several substantially identical complaints were subsequently filed in the same court. On or about June 29, 2011, the Court consolidated the three cases referenced above and appointed Bristol Investment Fund, LTD (“Bristol”) as lead plaintiff. In the consolidation order the Court renamed the case In re China Valves Technology Securities Litigation. On August 29, 2011, Bristol filed a consolidated class action complaint, which named additional defendants including an individual shareholder of the Company and the Company’s auditor.

The consolidated complaint purports to assert claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock at allegedly artificially high prices during the period between December 1, 2009 and January 13, 2011 and who suffered damages as a result of such purchases. The allegations in the consolidated complaint relate to the Company’s acquisitions of Able Delight and Hanwei Valves and include allegations regarding the Company’s financial statements and press releases. The complaint alleges, among other things, that the Company’s statements about the nature and quality of the Company’s acquisition of Able Delight were materially false and misleading and that the Company’s statements failed to describe the role in the transaction of an alleged related party. In addition, the complaint alleges that the Company’s statements about the Hanwei Valves acquisition were materially false and misleading because they failed to disclose the alleged involvement of certain related parties and allegedly misdescribed the transaction as a purchase of assets rather than as a purchase of an entity. The Company intends to contest the allegations and to defend itself vigorously.

On September 14, 2011, a plaintiff filed an action, derivatively and on behalf of the Company, naming its Chairman and certain senior executives as defendants, and naming the Company as a nominal defendant. The complaint, which is styled Gervat v. Fang et al., was filed in the U.S. District Court for the Southern District of New York, and asserts claims for breach of fiduciary duty, gross mismanagement, and other common law claims, and seeks unspecified damages. On October 11, 2011, the plaintiff filed an Amended Complaint with substantially similar claims. The parties have stipulated to a scheduling order that would stay all proceedings in the derivative action pending resolution by the Court of the defendants’ motion to dismiss the class action consolidated complaint.

The Company and the individual defendants intend to file a motion to dismiss the consolidated complaint on November 21, 2011.

The Company intends to contest the allegations and to defend itself vigorously.

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

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by www.nasdaq.com and www.quotemedia.com. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices
	High	Low
Nine months Ending September 30, 2011
3rd Quarter	$3.99	$2.01
2nd Quarter	$4.83	$2.89
1st Quarter	$10.57	$4.39

	Closing Prices
	High	Low
Year Ending December 31, 2010
4th Quarter	$12.64	$7.08
3rd Quarter	$11.45	$7.44
2nd Quarter	$13.75	$7.53
1st Quarter	$14.85	$9.14

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year containing financial statements audited by our independent certified public accountants. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our stockholders when we deem appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Approximate Number of Holders of Our Common Stock

On November 15, 2011, there were 89 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Item 6.      Selected Financial Data.

The selected Consolidated Statement of Earnings data for the nine months ended September 30, 2011 and 2010, and the years ended December 31, 2010 and 2009 and the Consolidated Balance Sheet data as of September 30, 2011 and December 31, 2010 should be read in conjunction with the audited financial statements, “Management’s Discussion and Analysis of Results of Operations and Financial Condition” (“MD&A”) and other financial information presented elsewhere in this transition report. The selected Consolidated Statement of Earnings data for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited financial statements not included herein.

CONSOLIDATED STATEMENT OF EARNINGS DATA

	Nine Months Ended September 30,		Years Ended December 31,
	2011	2010	2010	2009	2008	2007
		(Unaudited)
	(In thousands, except per share amounts)
Selected Income Statement Data:
Net Sales	$161,395	$131,367	$183,696	$95,370	$66,555	$37,036
Gross Profit	65,642	61,972	80,419	46,843	26,473	14,986
Income From Operations (Loss)	37,703	46,054	54,156	33,039	(9)	8,637
Net Income (Loss)	$29,558	$36,789	$43,198	$23,353	$(4,237)	$7,143
Net Income per Common Share:

Basic	$0.83	$1.07	$1.25	$0.76	$(0.18)	$0.18
Diluted	$0.83	$1.06	$1.25	$0.75	$(0.18)	$0.18

CONSOLIDATED BALANCE SHEET DATA

	September 30,	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Balance Sheet Data:
Total Assets	$293,446	$238,508	$140,103	$108,744	$64,767
Total Liabilities	$58,750	$49,901	$26,674	$32,094	$27,593
Total Equity	$234,696	$188,607	$113,429	$76,650	$37,174

	Nine Months Ended
	September 30,		Years Ended December 31,
		2010
	2011	(Unaudited)	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:
Gate Valves	$28,595	$21,408	$32,771	$26,559	$18,478	$10,593
Check Valves	8,111	6,972	9,778	6,840	5,488	3,355
Globe Valves	6,011	5,646	8,037	5,073	3,058	2,387
Safety Valves	3,948	1,539	2,307	1,915	859	1,013
Butterfly Valves	66,777	57,983	77,213	36,998	22,841	12,390
Ball Valves	30,824	22,066	30,477	5,960	3,155	1,473
Vent Valves	335	418	487	325	1,927	567
Other	16,793	15,335	22,626	11,700	10,749	5,258
Total Sales Revenue	$161,395	$131,367	$183,696	$95,370	$66,555	$37,036

	Nine Months Ended September 30,		Years Ended December 31,
		2010
	2011	(Unaudited)	2010	2009	2008	2007
	(In thousands)
Selected Operating Data:
Power Supply	$48,814	$38,798	$51,964	$28,206	$16,263	$11,462
Petrochemical and Oil	51,007	37,346	55,635	16,250	14,808	9,728
Water Supply	33,408	34,548	43,626	28,301	19,506	8,190
Metallurgy	6,581	6,236	8,998	6,173	6,460	3,858
Other	21,585	14,439	23,473	16,440	9,518	3,798
Total Sales Revenue	$161,395	$131,367	$183,696	$95,370	$66,555	$37,036

Item 7.     Management’s Discussion and Analysis of Results of Operations and Financial Condition.

The following discussion is an overview of the important factors that management focuses on in evaluating our business, financial condition and operating performance, and should be read in conjunction with the financial statements included in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report.

Executive Summary

The following executive summary is intended to provide significant highlights of the discussion and analysis that follows.

  Sales: Sales increased $30.0 million, or 22.9%, to $161.4 million for the nine months ended September 30, 2011, from $131.4 million for the same period in 2010.

  Gross profit: Gross profit increased $3.7 million, or 5.9%, to $65.6 million for the nine months ended September 30, 2011, from $62.0 million for the same period in 2010.

  Income from operations: Income from operations decreased $8.4 million, or 18.1%, to $37.7 million for the nine months ended September 30, 2011, from $46.1 million for the same period in 2010.

  Net income: Net income decreased $7.2 million, or 19.7%, to $30.0 million for the nine months ended September 30, 2011, from $36.8 million for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.83 for the nine months ended September 30, 2011, as compared to $1.06 for the same period in 2010.

OVERVIEW Summary

Through our subsidiaries and commercial and contractual relationships and arrangements with other Chinese companies, we operate companies in China that develop, manufacture and distribute high quality metal valves for a variety of different industries. We are headquartered in Zhengzhou, Henan Province and do business throughout China, Southeast Asia, the Middle-East and Europe. We produce over 800 models of valves and service numerous industries, including the thermal power, water supply, municipal construction, sewage disposal, oil and chemical, metallurgy, heat power, and nuclear power industries. We are the leader in valve sales for the thermal power, water supply industries, oil and chemical, and valve lock markets in China.

Change in Fiscal Year

As previously announced, in 2011, we changed our fiscal year end to September 30 from December 31. We made this change to better align with our financial reporting periods, as well as our annual planning and budgeting process. This Transition Report on Form 10-K reports our financial results for the nine-month period from January 1, 2011 through September 30, 2011, which we refer to as “fiscal year 2011” throughout this report. Following fiscal year 2011, we will report on a twelve-month fiscal year beginning on October 1 and ending on September 30 of each year. The years ended December 31, 2010 and 2009 reflect the twelve-month results of the respective calendar years.

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Our summary consolidated results of operations are presented below for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,		$	%
(In thousands)	2011	2010	Change	Change
		(Unaudited)
SALES	$161,395	$131,367	$30,028	22.9%
COST OF GOODS SOLD	95,753	69,395	26,358	38.0%
GROSS PROFIT	65,642	61,972	3,670	5.9%
OPERATING EXPENSES:
Selling Expenses	10,134	6,651	3,483	52.4%
General and Administrative Expenses	17,519	9,086	8,433	92.8%
Research and Development Expenses	286	182	104	57.1%
Total Operating Expenses	27,939	15,919	12,020	75.5%
INCOME FROM OPERATIONS	37,703	46,053	(8,350)	(18.1)%
OTHER (INCOME) EXPENSES:
Other Income, net	(522)	(491)	(31)	6.3%
Gain from Acquisition	-	(1,016)	1,016	(100.0)%
Interest and Finance Expenses, Net	208	82	126	153.7%
Change in Fair Value of Warrant Liabilities	(990)	263	(1,253)	(476.4)%
Total Other Income, Net	(1,304)	(1,162)	(142)	12.2%
INCOME BEFORE PROVISION FOR INCOME TAXES	39,007	47,215	(8,208)	(17.4)%
PROVISION FOR INCOME TAXES	9,449	10,426	(977)	(9.4)%
NET INCOME	$29,558	$36,789	$(7,231)	(19.7)%

Sales Revenue. Our sales revenue for the nine months ended September 30, 2011 amounted to $161.4 million, which is approximately $30.0 million, or 22.9%, more than that of the same period in 2010, when we had revenue of $131.4 million. In aggregate, Hanwei Valve and Changsha Valve contributed 7.1%, or approximately $9.3 million to our sales revenue increase from the nine months ended September 30, 2011 to the same period in 2010. The increase was attributed to Hanwei Valve which contributed $6.6 million to our sales revenue. On April 8, 2010, we acquired Hanwei Valve, which operated fully under our control during the nine months ended September 30, 2011, as compared with only 176 days operation in the same period of 2010. Meanwhile, Changsha Valves contributed $2.8 million to our sales revenue. Changsha Valve was acquired on February 3, 2010, and operated fully during the nine months ended September 30, 2011, while it operated eight months in the same period in 2010. Organic growth in sales for the nine months ended September 30, 2011 was 15.8% compared with the same period in 2010. Strong demand for products in the petrochemical and oil sector, and the power supply sector also contributed to the growth in sales. Sales increases in both sectors for the nine months ended September 30, 2011 were 36.6 % and 25.8%, respectively, as compared with the same period in 2010. Sales of ball valves, gate valves and butterfly valves for the nine months ended September 30, 2011 increased by 39.7%, 33.6% and 15.2%, respectively, compared to the same period in 2010. The following tables set forth our sales by valve types, in terms of sales revenues for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,			% of
(All amounts in thousands of U.S. dollars)	2011	2010	Change	Change
		(Unaudited)
Gate valves	$28,595	$21,408	$7,187	33.6%
Check valves	8,111	6,972	1,139	16.3%
Globe valves	6,011	5,646	365	6.5%
Safety valves	3,948	1,539	2,409	156.5%
Butterfly valves	66,777	57,983	8,794	15.2%
Ball valves	30,824	22,066	8,758	39.7%
Vent valves	335	418	(83)	(19.9)%
Other valves and accessories	16,794	15,335	1,458	9.5%
Total sales revenue	$161,395	$131,367	$30,208	22.9%

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Nine Months Ended September 30,		% of
(All amounts in thousands of U.S. dollars)	2011	2010	Change
		(Unaudited)
Power Supply	$48,184	$38,798	25.8%
Petrochemical and Oil	51,007	37,346	36.6%
Water Supply	33,408	34,548	(3.3)%
Metallurgy	6,581	6,236	5.5%
Other	21,585	14,439	49.5%
Total sales revenue	$161,395	$131,367	22.9%

The following table sets forth the impact of Changsha Valve and Hanwei Valve on the overall operation.

INCOME STATEMENT ITEMS
	Operation for the periods ended											Growth contributed by
($ in thousands)	February 3, 2011 Changsha Valve	(1)	April 8, 2011 Hanwei Valve	(2)	Total I ncremental	% of 2011 operation	CVVT other operation 2011 (3)	% of 2011 operation	Operation for the nine months ended September 30,		Growth rate	Equity acquisitions	Organic operation
									2011	2010
	A		B		C = A+B	D = C/G	E = G-C	F = E/G	G	H	I = (G- H)/H	J = C/H	K = (E-H)/H
REVENUE	2,760		6,565		9,325	5.8%	152,070	94.2%	161,395	131,367	22.9%	7.1%	15.8%
COST OF GOODS SOLD	1,500		4,657		6,157	6.4%	89,596	93.6%	95,753	69,395	38.0%	8.9%	29.1%
GROSS PROFIT	1,261		1,908		3,169	4.8%	62,473	95.2%	65,642	61,972	5.9%	5.1%	0.8%
GROSS PROFIT RATE	45.7%		29.1%		34.0%		41.1%		40.7%	47.2%	-13.8%
GENERAL AND ADMINISTRATIVE EXPENSES	311		352		663	3.8%	16,856	96.2%	17,519	9,267	89.0%	7.2%	81.9%

SELLING EXPENSES	234		94		329	3.2%	9,805	96.8%	10,134	6,651	52.4%	4.9%	47.4%
INCOME FROM OPERATIONS	715		1,462		2,177	5.8%	35,812	95.0%	37,703	46,054	-18.1%	4.7%	-22.2%
OTHER (INCOME)
EXPENSES, NET	4		(7)		(3)	0.2%	(1,301)	99.8%	(1,304)	(1,162)	12.2%	0.2%	12.0%
NET INCOME	534		1,196		1,730	5.9%	27,828	94.1%	29,558	36,789	-19.7%	4.7%	-24.4%

(1) Changsha valves was acquired on Feb. 3, 2010. Therefore, it contributed one more month operation under CVVT's control for nine months ended Septem compared with the same period in 2010.
(2) Hanwei valves was acquired on Apr. 8, 2010. Therefore, it contributed 98 days more operation under CVVT's control for nine months ended September 3 with the same period in 2010.
(3) Represented operation result for the organization structure of the Company as the same one as of September 30, 2010 for comparative purpose.

Cost of sales. Our cost of sales was $95.8 million for the nine month period ended September 30, 2011, an increase of $26.4 million, or 38.0%, as compared with $69.4 million for the nine month period ended September 30, 2010. Cost of sales as a percentage of total sales were 59.3% and 52.8% for the nine month periods ended on September 30, 2011 and 2010, respectively. The increase was mainly due to the incremental operation of Hanwei Valve and Changsha Valve for the nine months ended September 30, 2011, which contributed an aggregate of $6.2 million, 8.9% of the increase in the cost of sales. The rest increase was in line with the increase in sales revenues and was also attributable to higher raw material and labor costs.

Gross profit and gross margin. Gross profit was $65.6 million for the nine months ended September 30, 2011, an increase of $3.7 million, or 5.9%, as compared with $62.0 million for the nine month period ended September 30, 2010. Our gross profit margin decreased to 40.7% as compared to 47.2% in the same period of 2010. The decrease in gross margin was Hanwei Valve, had a lower gross profit margin of 33.8% . Specially, the products sold by Hanwei Valve, such as gate valves and ball valves, had lower gross profit margins than those of the butterfly valves and highpressure valves sold by ZD Valve and Kaifeng Valve. In addition, the costs increased in the range of 5% to 20% for raw materials such as purchase prices of casting and forging steel, steel bars, shafts, bolts and nuts, resulting in a lower overall gross profit margin which generally accounts for around 70% of the unit cost of our valves during the period Labor cost for the nine months ended September 30, 2011 increased more than 10% compared with the same period in 2010. Furthermore, during the period we sold more medium to low pressure valves, with lower sales prices, which also contributed to the decrease in gross profit margin.

Operating expenses. Our total operating expenses increased by $12.0 million, or 75.5%, to $27.9 million for the nine months ended September 30, 2011, from $15.9 million for the same period in 2010. The increase was primarily attributable to a 52.4% increase in our selling expenses and a 92.8% increase in our general and administrative expenses during the 2011 period. Total expenses as a percentage of sales increased to 17.3% for the nine months ended September 30, 2011 from 12.1% for the same period in 2010.

Selling expenses. Our selling expenses were $10.1 million for the nine month period ended September 30, 2011, compared with $6.7 million for the period ended September 30, 2010, an increase of $3.5 million, or approximately 52.4%, while, incremental operation of Hanwei Valve and Changsha Valve, contributed an aggregate of $0.3 million or 8.6% of the increase. As overall sales increased, sales commissions and marketing and promotion expenses have increased as well. Sales commission and related expenses increased from $4.1 million for the nine month period ended September 30, 2010 to $5.0 million for the same period in 2011. As a percentage of sales, total selling expenses increased to 6.3% for the nine months ended September 30, 2011 from 5.1% for the same period in 2010.

General and administrative expenses. Our general and administrative expenses were $17.5 million for the nine month period ended September 30, 2011, compared with $9.1 million for the period ended September 30, 2010, an increase of $8.4 million, or approximately 92.8% . The increase was primarily due to an increase of $2.8 million in bad debt expenses from $0.2 million for the period ended September 30, 2010 to $3.0 million for the nine month period ended September 30, 2011Higher labor costs also contributed to higher general and administrative expenses. Salary and welfare expenses were $3.8 million for the nine month period ended September 30, 2011, compared with $2.5 million for the period ended September 30, 2010, an increase of $1.3 million. In addition, we had $0.8 million stock-based compensation expense for the shares granted to directors and officers for the nine months ended September 30, 2011, as compared with $0.04 million for the same period in 2010. Incremental operation of Hanwei Valve and Changsha Valve for the nine months ended September 30, 2011, contributed an aggregate of $0.7 million to the general and administrative expenses.

Income from Operations. Income from operations was $37.7 million for the nine month period ended September 30, 2011, compared with $46.1 million for the period ended September 30, 2010. The decrease was primarily attributable to lower gross margin, higher selling expenses and general and administrative expenses in the 2011 period.

Income taxes. We incurred income taxes of $9.4 million for the nine month period ended September 30, 2011. This is a decrease of $1.0 million, or 9.4%, from the taxes we incurred in the 2010 period, which were $10.4 million. This is in line with the decrease of income from operations.

Net income. As a result of the foregoing factors, our net income decreased by $7.2 million, or 19.7%, to $29.6 million for the nine month period ended September 30, 2011, from $36.8 million for the same period in 2010. Net income as a percentage of sales was 18.3% and 28.0% for the nine month periods ended September 30, 2011 and 2010, respectively.

Comparison of Year Ended December 31, 2010 and December 31, 2009

Our summary consolidated results of operations are presented below for the year ended December 31, 2010 and 2009.

	Years Ended December 31,		$	%
(In thousands)	2010	2009	Change	Change
SALES	$183,696	$95,370	$88,326	92.6%
COST OF GOODS SOLD	103,277	48,527	54,750	112.8%
GROSS PROFIT	80,419	46,843	33,576	71.7%
OPERATING EXPENSES:
Selling Expenses	10,414	6,318	4,096	64.8%
General and Administrative Expenses	15,620	7,359	8,261	112.3%
Research and Development Expenses	229	127	102	80.3%
Total Operating Expenses	26,263	13,804	12,459	90.3%
INCOME FROM OPERATIONS	54,156	33,039	21,117	63.9%
OTHER (INCOME) EXPENSES:
Other Income, net	(669)	(511)	(158)	30.9%
Gain from Acquisition	(3,715)	-	(3,715)	0.0%
Interest and Finance Expenses, Net	101	129	(28)	-21.7%
Change in Fair Value of Warrant Liabilities	785	1,509	(724)	-48.0%
Total Other Income, Net	(3,498)	1,127	(4,625)	-410.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	57,654	31,912	25,742	80.7%
PROVISION FOR INCOME TAXES	14,457	8,559	5,898	68.9%
NET INCOME	$43,197	$23,353	$19,844	85.0%

The following tables set forth our sales by valve types, in terms of sales revenues for the periods indicated.

	Years Ended December 31,
	2010	2009
Sales revenue	(in thousands)
Gate valves	$32,771	$26,559
Check valves	9,778	6,840
Globe valves	8,037	5,073
Safety valves	2,307	1,915
Butterfly valves	77,213	36,998
Ball valves	30,477	5,960
Vent valves	487	325
Other	22,626	11,700
Total sales revenue	$183,696	$95,370

The China Valve Industry Association divides the valve market into five primary segments: (i) power; (ii) petrochemical and oil; (iii) water supply; (iv) metallurgy; and (v) other areas. Our revenues in these markets are as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Power Supply	$51,964	$28,206
Petrochemical and Oil	55,635	16,250
Water Supply	43,626	28,301
Metallurgy	8,998	6,173
Other	23,473	16,440
Total sales revenue	$183,696	$95,370

Sales Revenue Sales revenue increased $88.3 million, or 92.6%, to $183.7 million in 2010 from $95.4 million in 2009. The strong sales growth resulted from the following factors: 1) The three equity acquisitions of Yangzhou Valve, Changsha Valve and Hanwei Valve (the “New Subsidiaries”) contributed $68.4 million, or 77.4% to the total sales growth. Among the 77.4% growth rate, Changsha Valve and Hanwei Valve contributed 32.8% and 32.6% to our sales increase, respectively. 2) $20.0 million in organic sales growth was generated through ordinary operation of the original operating subsidiaries during the year ended December 31, 2010, and was attributable to increased demand for our products fueled by rapid industrialization and governmental capital expenditure on China’s infrastructure. In addition, our innovations in high temperature, high pressure power station gate valves and two-way metal sealing butterfly valves, which are popular among our customers, also contributed to sales volume increases as compared to sales in the same period last year. We also made efforts to expand sales in the petrochemical, oil and nuclear areas, while strengthening the current thermal power and hydro-power market for our products. Our success in adding new types of valves, such as the large diameter, high pressure valves used in power stations, for nuclear power plants, and other large governmental water-pipe projects requiring supplies of 3.5+ meter diameter valves, also helped fuel demand for our products and contributed to our sales increase.

In 2010, revenues from butterfly valves, gate valves and ball valves constituted 76.5% of our total revenues.

Revenue from butterfly valves for 2010 amounted to $77.2 million, which was $40.2 million or 108.7% more than revenue for the same period ended December 31, 2009. This increase was mainly attributable to Changsha Valve whose key product is the butterfly valve. The increase was also attributable to the fact that we are the sole manufacturer and distributor for the integrated two-way metal sealed butterfly valves used to control municipal water and sewage flow. These new generation butterfly valves have achieved around 90% market share in the ten largest cities in China.

Revenue from gate valves for 2010 amounted to $32.8 million, which was $6.2 million, or 23.4%, more than that of 2009. These increases were attributable to the large increase in power station construction projects in China. By the end of 2007, the Company had developed the capability to manufacture high quality, technology intensive forged steel valves for use in ultra supercritical thermal power generators in 1,000MW power stations. The Company is the sole designer and manufacturer in China for this type of valve, which can replace the imported valves used in the thermal power industry. The newly developed, high-margin valves perform as well as the comparable overseas products and brought in a large amount of orders in 2010. Continued extensive use of gate valves in the petro-chemical and nuclear power industries also contributed to our sales increase in 2010.

Revenue from ball valves for 2010 amounted to $30.5 million, which was $24.5 million or 411.4% more than that for 2009. This increase was attributable to Hanwei Valve.

INCOME STATEMENT
FOR THE YEARS ENDED DECEMBER 31, 2010

		%		%		%
		contributed		contributed		contributed	Consolidated
REVENUE	YZ	to overall	CS	to overall	HW	to overall	2010

Total Revenue	5,983,351	3.3%	31,265,638	17.0%	31,116,982	16.9%	183,696,126

COST OF GOODS SOLD	3,282,485	3.2%	18,139,730	17.6%	19,023,043	18.4%	103,276,910

GROSS PROFIT	2,700,866	3.4%	13,125,908	16.3%	12,093,939	15.0%	80,419,216
EXPENSES:

Selling expense	98,479	0.9%	2,608,774	25.0%	514,005	4.9%	10,414,293

G&A expense	504,593	3.2%	2,976,715	19.1%	809,797	5.2%	15,563,906

Other expense							284,877

Total Operating Expenses	603,072	2.3%	5,585,489	21.3%	1,323,802	5.0%	26,263,076
INCOME FROM OPERATIONS	2,097,794	3.9%	7,540,419	13.9%	10,770,137	19.9%	54,156,140
OTHER (INCOME) EXPENSE:

Other income, net	(966,108)	144.3%	(3,188,752)	476.3%	7,260	-1.1%	(669,462)

Gain from acquisition							(3,714,840)

Interest expense, net	54	0.1%	(1,263)	-1.3%	(16,646)	-16.5%	100,997
Change in fair value of derivative instruments							785,350
Total Other (Income)
Expense, net	(966,054)	27.6%	(3,190,015)	91.2%	(9,386)	0.3%	(3,497,955)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,063,848	5.3%	10,730,434	18.6%	10,779,523	18.7%	57,654,095
PROVISION FOR INCOME TAXES	814,603	5.6%	1,836,442	12.7%	1,616,929	11.2%	14,456,566

NET INCOME	2,249,245	5.2%	8,893,992	20.6%	9,162,594	21.2%	43,197,529

Note: YZ stands for Yangzhou Valve, CS for Changsha Valve and HW for Hanwei Valve. Same for the table below.

BALANCE SHEETS ITEMS
AS OF DECEMBER 31, 2010

		% contributed		% contributed		% contributed	Consolidated
ASSETS	YZ	to overall	CS	to overall	HW	to overall	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents& Restrict cash	56,533	0.2%	2,784,729	10.3%	3,395,184	12.6%	26,985,205
Accounts receivables, net	3,746,234	4.4%	13,281,036	15.7%	12,346,307	14.6%	84,347,311
Inventories, net	338,833	2.1%	3,918,745	24.1%	2,018,153	12.4%	16,251,938
Other current assets	314,471	3.7%	751,355	8.8%	729,826	8.6%	8,515,991
Total current assets	4,456,071	3.3%	20,735,865	15.2%	18,489,470	13.6%	136,100,445
PLANT AND EQUIPMENT, net	3,435,765	8.4%	4,542,538	11.1%	4,607,399	11.3%	40,773,562
OTHER ASSETS:
Intangibles, net	3,080,085	13.4%	6,169,258	26.8%	4,161,934	18.1%	23,027,880
Other non-current assets	-	0.0%	-	0.0%	-	0.0%	38,605,775
Total other assets	3,080,085	5.0%	6,169,258	10.0%	4,161,934	6.8%	61,633,655
Total assets	10,971,921	4.6%	31,447,661	13.2%	27,258,803	11.4%	238,507,662
LIABILITIES
CURRENT LIABILITIES:
Accounts payable - trade	87,638	0.4%	2,697,113	12.3%	5,688,991	26.0%	21,913,247
Short-term loans	-	0.0%	758,500	13.4%	-	0.0%	5,648,794
Taxes payable	95,053	1.4%	912,969	13.4%	993,446	14.5%	6,828,118
Other current liabilities	768,390	5.0%	5,294,570	34.1%	2,397,517	15.5%	15,510,786
Total current liabilities	951,081	1.9%	9,663,152	19.4%	9,079,954	18.2%	49,900,945

INCOME STATEMENT ITEMS
FOR THE YEARS ENDED DECEMBER 31,

(in thousands)	Yangzhou Valve	Changsha Valve	Hanwei Valve	Total revenue from acquisitions		% of consolidation	CVVT original (1)	% of consolidation	Consolidated 2010	Consolidated 2009	Total change	Acquisitions	Operation

REVENUE	5,983	31,266	31,117	68,366		37.2%	115,330	62.8%	183,696	95,370	92.6%	71.7%	20.9%
COST OF GOODS SOLD	3,282	18,140	19,023	40,445		39.2%	62,832	60.8%	103,277	48,527	112.8%	83.3%	29.5%
GROSS PROFIT	2,701	13,126	12,094	27,921		34.7%	52,498	65.3%	80,419	46,843	71.7%	59.6%	12.1%

GROSS PROFIT RATE	45.1%	42.0%	38.9%	40.8%			45.5%		43.8%	49.1%	-10.9%	83.1%	-7.3%

GENERAL AND ADMINISTRATIVE EXPENSES	505	2,976	810	4,291		16.3%	21,972	83.7%	15,849	7,486	90.3%	31.1%	59.2%
SELLING EXPENSES	98	2,609	514	3,221		30.9%	7,193	69.1%	10,414	6,318	0.0%	30.9%	-30.9%

INCOME FROM OPERATIONS	2,196	10,150	11,284	23,630		43.6%	30,526	56.4%	54,156	33,039	63.9%	71.5%	-7.6%

OTHER INCOME

(EXPENSES), NET	(966)	(3,190)	(9)	(4,165)		-1919.4%	4,382	2019.4%	217	1,127	-80.7%	-369.6%	288.8%
GAIN FROM ACQUISITIONS	-	-	-	(3,715	)(2)	100.0%	-	0.0%	(3,715)	-	100.0%	100.0%	0.0%

NET INCOME	2,249	8,894	9,163	24,021		55.6%	19,176,858	44.4%	43,198	23,353	85.0%	102.9%	-17.9%

(1) Represented operation result for the organization structure of the Company as disclosed in the Annual Report on Form 10-K for fiscal year ended December 31, 2009 for comparative purpose.
(2) Gain from acquisition was accounted under total revenue generated from acquisitions according its nature.

Cost of Sales Our cost of sales increased $54.8 million or 112.8% to $103.3 million in 2010 from $48.5 million in 2009. The cost of sales, as a percentage of sales revenue, increased from 50.9% in 2009 to 56.2% in 2010. The New Subsidiaries contributed 6.8%, 37.4% and 39.2%, or an aggregate percentage of 83.3% to the increase of cost of sales, only 29.5% of the increase was incurred by Kaifeng Valve and ZD Valve in 2010. The increase was in line with the increase in sales revenues due to higher labor, management costs of those newly acquired entities and an increase in cost of sales.

Gross Profit Our gross profit increased by $33.6 million or 71.7% to $80.4 million in 2010 from $46.8 million in 2009. The New Subsidiaries contributed 59.6% to our gross profit for the year ended December 31, 2010. However, gross profit as a percentage of net sales revenue decreased to 43.8% from 49.1% for the same period in 2009. The decrease in gross profit percentage was mainly due to the fact that: 1) the New Subsidiaries had 40.8% overall gross profit margin, as the products sold by the New subsidiaries during the period, such as gate valves and ball valves, had lower gross profit than that of the butterfly valves and high pressure valves sold by ZD Valve and Kaifeng Valve. In addition, the higher labor and management costs of the New Subsidiaries resulted in higher fixed costs per unit and lower overall gross profit percentage. Changsha Valve and Hanwei Valve had 42.0% and 38.9% average gross margin for the year ended December 31, 2010, respectively. Furthermore, the Company sold more medium to low pressure valves in 2010, which generally have lower selling prices and thus contributed to the decrease in gross profit percentage. The Company is currently standardizing Production methodology and techniques at the New Subsidiaries in order to optimize their production capacity.

General and Administrative Expenses Our general and administrative expenses were $15.6 million for 2010, compared with $7.3 million for 2009, an increase of $8.3 million or approximately 112.8% .The increase was primarily due to increases in salary expenses for the New Subsidiaries, as well as the hiring of more educated, entry-level administrative and technological personnel with higher education. Professional fees, travel expense and meal and entertainment expenses also increased due to our business acquisition activities. Depreciation expenses increased as result of increased fixed asset purchases. General and administrative expenses as percentage of total revenue are 8.5% in 2010 as compared to 7.7% in 2009. The increase was primarily due to the increased expenses added by the New Subsidiaries.

Selling Expenses Selling expenses were $10.4 million for 2010, compared to $6.3 million for 2009, an increase of $4.1 million or 64.8%, which is in line with the sales revenue increase. However, the implementation of the strengthened cost control policy and the establishment of the department of sales and marketing in Shanghai resulted in significantly improved marketing activities and brought in more large sales contracts with relatively lower sales and marketing expenses in 2010. The sales and marketing expenses as a percentage of sales was 5.7%, compared to 6.6% in 2009.

Total Operating Expenses Our total operating expenses increased by $12.5 million, or 90.6%, to $26.3 million in 2010 from $13.8 million in 2009, which is in line with the sales revenue increase and mainly attributable to newly acquired subsidiaries.

Income Before Income Taxes Income before income taxes increased $25.7 million, or 80.7%, to $57.6 million in 2010 from $31.9 million in 2009. Income before income taxes as a percentage of revenue decreased to 31.4% in 2010 from 33.5% in 2009.

Net Income Net income increased by $19.8 Million, or 85.0%, to $43.2 million in 2010 from $23.4 million in 2009 as result of a 92.6% increase in sales revenue and a lower effective income tax rate in 2010. Among other things, net income of the three acquired subsidiaries contributed 102.9% of total net income for the year ended December 31, 2010.

Foreign Currency Translation Gains

We had a foreign currency translation gain of $6.5 million for the nine months ended September 30, 2011 as compared to a $3.6 million currency translation gain in the same period of 2010. In July 2005, China reformed its foreign currency exchange policy and allowed the Renminbi to fluctuate as much as 0.3 percent per day against the U.S. dollar. We use period-end exchange rates in translating our assets and liabilities denominated in Renminbi into U.S. dollars and average exchange rates for the period to translate our income and expenses. As of September 30, 2011, the period end exchange rate was RMB1 to US$0.15640 and the average exchange rate for fiscal year of 2011 was RMB1 to US$0.15390. The average exchange rate for the nine months ended September 30, 2010 was RMB1 to US$0.14710. RMB appreciated approximately 4.6% in 2011 in terms of the period-end exchange rate of 2011 compared with that of 2010.

Our sales revenue for the nine months ended September 30, 2011 increased by RMB 155.4 million or 17.4% compared with the same period in 2010, and our operating expenses increased by RMB 73.4 million or 67.9% compared with the same period in 2010. As the Renminbi appreciated against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 22.9% and 75.5%, respectively, in U.S. dollar terms, as follows:

	Nine Months Ended September 30,
	2011			2010
(in millions)				(Unaudited)			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB
Revenue	161.4	0.15390	1,048.7	131.4	0.14710	893.3	30.0	155.4	22.9%	17.4%
Total operating expenses	27.9	0.15390	181.5	15.9	0.14710	108.1	12.0	73.4	75.5%	67.9%

We had a foreign currency translation gain of $6.1 million in 2010 as compared to a $0.007 million currency translation loss in 2009. As of December 31, 2010, the period end exchange rate was RMB1 to US$0.1517 and the average exchange rate for 2010 was RMB1 to US$0.14760. On December 31, 2009, the period end exchange rate was RMB1 to US$0.1467 and the average exchange rate for 2009 was RMB1 to US$0.14661. RMB appreciated approximately 3.4% in 2010 in terms of the period-end exchange rate of 2010 compared with that of 2009.

Our sales revenue for the year ended December 31, 2010 increased by RMB 594.1 million or 91.3% compared with the same period in 2009 and our operating expenses increased by RMB 84.0 million or 91.4% compared with the same period in 2009. As the Renminbi appreciated against the U.S. dollar during the period, our reported sales revenues and operating expenses were affected, increasing 92.6% and 90.6%, respectively, in U.S. dollar terms, as follows:

	Years Ended December 31,
(in million)	2010			2009			Change		%
	US$	Average Rate	RMB	US$	Average Rate	RMB	US$	RMB	US$	RMB
Revenue	183.7	0.14760	1,244.6	95.4	0.14661	650.5	88.3	594.1	92.6%	91.3%
Total operating expenses	26.3	0.14760	178.2	13.8	0.14661	94.2	12.5	84.0	90.6%	89.2%

Allowance for Doubtful Accounts

Our trade receivables net of allowance for doubtful accounts were $124.5 million as of September 30, 2011, an increase of $40.4 million, or 48.0%, from $84.1 million as of December 31, 2010. Our allowance for doubtful accounts totaled $4,052,398 as of September 30, 2011, compared with $998,739 at December 31, 2010.

Management reviewed accounts receivable balances periodically based on an assessment of historical bad debts rate, individual customer receivable balances and aging, customers’ financial conditions, project status in which our valves used, retainage and current economic trends. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if trade balance is below one year. Due to specificities of our industry, collectability of accounts receivable with aging more than one year was assessed case by case. Before our customers’ projects in which our valves installed are completed and/or the corresponding retainage is due, the customers’ receivable with aging more than one year is generally considered to be recoverable.

Further, our allowance for doubtful debts accounted an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods. Many of our customers who have long-time business relationships have good settlement histories. In the absence of significant bad debt experience, we consider the existing provisioning policy as adequate.

For the nine months ended September 30, 2011, management decided there would be a higher possibility of failure to make collection from several customers due to unfavorable national macro-control and poor market liquidity based on individual collectability assessment, including aging analysis, irregular customer visiting, background research and interviews, and $4.1 million allowance has been reserved against their accounts receivable.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of September 30, 2011, we had cash and cash equivalents of $28.1 million. The following table sets forth a summary of our cash flows for the periods indicated:

(in thousands)	Nine Months Ended September 30,		Year ended December 31,
	2011	2010	2010	2009
		(Unaudited)
Net cash (used in) provided by operating activities $	(5,262,657)	$6,579,896	$18,064,391	$24,725,412
Net cash used in investing activities	(3,306,714)	(32,928,623)	(30,679,353)	(23,587,433)
Net cash provided by financing activities	10,070,457	20,049,756	23,375,117	(3,261,029)
Effect of exchange rate changes on cash and cash equivalents	754,999	201,209	575,044	180,575
Net increase (decrease) in cash and cash equivalents	2,256,085	(6,097,762)	11,335,199	(1,942,475)
Cash and cash equivalents at beginning of the period	25,820,607	14,485,408	14,485,408	16,427,883
Cash and cash equivalent at end of the period	$28,076,692	$8,387,646	$25,820,607	$14,485,408

Operating Activities

Net cash used in operating activities was $5.3 million in the nine months ended September 30, 2011, compared with net cash provided by operating activities of $6.6 million in the same period in 2010. The decrease was primarily attributable to the increase in accounts receivable and inventory.

In the fiscal year ended December 31, 2010, our net cash flow provided by operating activities was $18.1 million, a decrease of $6.6 million from the net cash flow provided by operating activities of $24.7 million for the same period in 2009. The three acquired subsidiaries’ and other subsidiaries’ operating activities contributed $3.1 million and $14.1 million net cash for the year ended December 31, 2010, respectively. This was attributed to an increase in accounts receivables of $44.6 million, which offsets a strong increase in net profit of $19.8 million compared with 2009.

Investing Activities

Net cash used in investing activities decreased to $3.3 million in the nine months ended September 30, 2011, compared to $32.9 million in the same period in 2010, which was used primarily for the acquisitions of Hanwei Valve, Changsha Valve and Yangzhou Rock. The net cash used in investing activities during the period ended September 30, 2011 was primarily used for the purchase of equipment, intangible assets, payments made for construction in progress and cash deposit due to notes payable and sales covenant. We invested $25.6 million in 2010 in the acquisitions of the New Subsidiaries. In addition, we spent another $4.3 million on plant and equipment purchases as well as building improvements. Net cash used in investing activities in 2010 was $30.7 million, as compared to $23.6 million in 2009.

Financing Activities

Net cash provided by financing activities was $10.1 million in the nine months ended September 30, 2011, compared to net cash provided by financing activities of $20.0 million in the same period in 2010, as we received less net proceeds from the January 2011 registered direct offering than those from the January 2010 registered direct offering. As of September 30, 2011, we had $4.7 million short-term bank loans outstanding under our credit facilities and lines of credit.

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

Net cash provided by financing activities in 2010 totaled $23.4 million. On January 5, 2010, we completed a registered direct offering of our common shares to certain accredited investors resulting in $23.9 million in net proceeds. Our debt to equity ratio was 0.26 as of December 31, 2010 as compared to 0.24 as of December 31, 2009. We believe we have greatly improved our company’s position by decreasing our borrowings.

As of September 30, 2011 and December 31, 2010, the maturities for our bank loans were all below one year.

We believe that we maintain good relationships with the banks with which we deal, and our current available working capital, after receiving the aggregate proceeds of the capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Capital Expenditures

The capital expenditures in the nine months ended September 30, 2011 and 2010 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

	Nine Months Ended September 30,
(In thousands)	2011	2010
		(Unaudited)
Advance on equipment purchases	$(322)	$(618)
Purchase of equipment and intangible assets	(1,860)	(29,628)
Acquisition and investment	-	(2,439)
Total capital expenditures	$(2,182)	$(32,685)

We believe that our current available working capital, after receiving the aggregate proceeds of capital raising activities and bank loans, should be adequate to sustain our operations at our current levels through at least the next twelve months.

Our depreciation and amortization expense for the nine months ended September 30, 2011 and 2010, and the income statement line items in which it is included, was as follows:

	Nine Months Ended September 30,
	2011	2010
		(Unaudited)
	(in thousands)
Cost of goods sold	$2,956 $	1,698
General and administrative expenses	1,281	1,410
Total depreciation and amortization expense	$4,237	$3,108

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of September 30, 2011:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$1,388,349	$609,059	$608,628	$170,662	$-

Business Combinations

Yangzhou Rock

On January 13, 2010, the Company acquired 100% equity interests of Yangzhou Rock for a total cash consideration of $7.2 million. Yangzhou Valve designs, manufactures and distributes interlock valves, valve block devices, magnetic valves, and mechanical interlocking machines.

Changsha Valve

In February 2010, the Company acquired all the equity interests in Able Delight (Changsha) Valve Co, Ltd., formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), and later known as Changsha Valve, for a purchase price of $12.12 million plus certain assumed obligations and acquisition expenses of $2.81 million, or an aggregate expenditure of approximately $15 million. Changsha Valve was purchased from Able Delight Investment, Ltd. (“Able Delight”), which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. The Company directly paid the balance of $8.93 million to other parties as disclosed in 8-KA released on November 18, 2010.

Able Delight. had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve.

The formation of Able Delight was required by Watts Regulator. Watts Regulator required, as a condition of the sale of Changsha Valve, that the purchasing party be a company whose registered owner was not the Company, a direct competitor of Watts Regulator. It also required the purchasing party to be a wholly foreign owned entity outside China to ensure that Changsha Valve would maintain its status as a wholly foreign owned enterprise in China after the acquisition. Mr. Siping Fang, the then CEO of the Company asked Qing Lu to form Able Delight because Qing Lu is a Canadian citizen and would be qualified to set up such a wholly foreign owned entity, be it in Hong Kong or the British Virgin Islands, or somewhere else outside China. In addition, Qing Lu is a trusted relative of Mr. Siping Fang. Therefore, Able Delight was formed in November 2009 after we entered into serious negotiations with Watts Regulator to facilitate the acquisition of Changsha Valve. Changsha Valve is a manufacturer of butterfly and other valves used by hydro, thermal and nuclear power plants and in water and sewage treatment applications.

The acquisition of Changsha Valve was a two step process. Because Watts (the owner of Changsha Valve) preferred not to sell Changsha Valve to a public company, Able Delight was set up as an intermediary to facilitate the transaction. Able Delight signed a loan agreement with the Company to acquire Changsha Valve from Watts. Then Able Delight acquired Changsha Valve on behalf of the Company, and then transferred its ownership to the Company on February 3, 2010. Pursuant to the purchase agreement between Able Delight and Watts, Able Delight paid $6 million to Watts. Pursuant to email communications, Able Delight, the Company and Watts agreed that as a post-closing condition to the agreement between Watts and Able Delight, the Company would pay $8.93 million to Watts in order to settle certain liabilities of Changsha Valve concurrently, including vendor payables, unpaid salaries and sales commissions, severance payments and etc, besides the cash consideration paid by the Company through Able Delight to Watts.

Although the Company purchased Changsha Valve through Able Delight, the essence of the transaction was that the Company purchased Changsha Valve from Watts in an arm-length transaction. As mentioned above, the acquisition was a two step process to satisfy the seller requirement that Changsha Valve would not be sold to a publicly traded company.

The Company acquired Changsha Valves through the formation of a new corporation, Able Delight. Although in form the creation of a new company to effect the business combination is different than a business combination between the separate companies, in substance the transaction is no different from a transaction in which one of the combining entities directly acquires the other. Therefore, the transaction should be accounted for as if one of the combining entities directly acquires the other and the acquisition method is applied to each of the combining entities.

Hanwei Valve

On April 8, 2010, the Company acquired, from certain unaffiliated individuals, 100% of equity interests in the two entities that were owners of the joint venture that in turn owned Hanwei Valve; together, with certain intangible assets used in the operation of Hanwei Valve, Hanwei Valve was acquired for an aggregate of $19.5 million. Hanwei Valve is a manufacturer of various valve products and the sole producer in China of the fully-welded ball valve used in long distance gas pipelines and the 24-way rotary valve used in the petrochemical industry.

The acquisitions of Yangzhou Valve, Changsha Valve and Hanwei Valve contributed, in the aggregate, $68.4 million to the Company’s 2010 sales revenues, representing 37.2% of such revenues, and contributed significantly to the Company’s 85.0% increase in net income for 2010. They contributed $59.0 million to the Company’s fiscal year 2011 sales revenues, representing 36.6% of such revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In August 2011, the Company changed its fiscal year end to September 30 from December 31. The Company made this change to better align its financial reporting period, as well as its annual planning and budgeting process. As a result of this change, the Consolidated Financial Statements include the Company’s financial results for the nine months transition period of January 1, 2011 through September 30, 2011 and the unaudited comparative information for the nine months ended September 30, 2010. The years ended December 31, 2010 and 2009 reflect the twelve-month results of the respective calendar year.

Our consolidated financial information has been prepared in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities, (2) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (3) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, and our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

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

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; shareholders’ equity is translated at the historical rates and items in the income and cash flow statements are translated at the average rate for the year. Because cash flows are calculated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows, they will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments resulting from this process are included in the accumulated other comprehensive income, in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at September 30, 2011 and December 31, 2010 were translated at 6.39 and 6.59 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows were 6.50 RMB and 6.80 RMB to $1.00 for the nine months ended September 30, 2011 and 2010, respectively, and 6.78 RMB and 6.82 RMB to $1.00 for the years ended December 31, 2010 and 2009.

Income Taxes

The Company applies the accounting standard regarding accounting for income taxes and the accounting standard regarding accounting for uncertainty in income taxes for income taxes. This accounting standard requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provisions for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect to temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and that of the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Under the accounting standard, regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit, that which is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2011. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Warranties

We typically warranty all of our products. It is the Company’s policy to replace parts if they become defective within one year after deployment at no additional charge. Historically, failure of product parts due to materials or workmanship is rare. Therefore, at September 30, 2011 and December 31, 2010, the Company made no provision for warranty claims for our products. Management continuously evaluates the potential warranty obligation. Management will record the expenses related to the warranty obligation if the estimated amount becomes material at the time revenue is recorded.

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 30, 2011 and December 31, 2010, the Company’s cash and restricted cash balances, totaling $29,508,367 and $26,596,872 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers represented approximately 14% of the Company’s total sales for the nine months ended September 30, 2011. Five major customers represented approximately 9% and 11% of the Company’s total sales for the years ended December 31, 2010 and 2009, respectively.

Five major suppliers, including one related party, Kaifeng High-Pressure Valve Steel Casting Co., Ltd, represented approximately 18% of the Company’s total purchases for the nine months ended September 30, 2011. Five major suppliers, including a related party, represented approximately 24% and 17% of the Company’s total purchases for the years ended December 31, 2010 and 2009, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and is considered adequate by the management.

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

The Company analyzes all financial instruments, with features of both liabilities and equity, under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in USD; because the Company’s functional currency is the RMB, the Company accounts for these warrants as derivative instrument liabilities and marks them to market each period. Because there is no quoted or observable market price for the warrants, the Company used level 3 inputs for its valuation methodology.

Long-lived Assets

Long lived assets, including buildings and improvements, equipment and intangible assets, are reviewed, if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the nine months ended September 30, 2011, the Company impaired equipment in the amount of $110,096, which was included in general and administrative expenses. It is because that the products manufactured by certain equipments did not meet the customer’s needs any more. The Company determined that the equipments were technically obsolete and needed to be replaced with new equipments to meet the customer’s current and future needs

Goodwill

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

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include current period operating or cash flow losses combined with a historical of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, a significant adverse change in AR collection and unanticipated technology revolution in valves industry, among others. The Company performs its annual impairment review of goodwill every year at September 30 and when a triggering event occurs between annual impairment tests. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. In additional of cash flow projection, management also considers the change of stock price representing of a triggering event for an impairment evaluation. The Company believes that the current decline in its stock price is temporary due to the negative publicity about Chinese companies going public in the United States through reverse merger transactions. The fundamentals of the Company’s business remain strong as evidenced by over $30.0 Million of net income over the past nine months. The Company does not believe impairing its goodwill is necessary at this time just because its stock price has temporarily dropped while the fundamental of the business remain strong.

The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired.

No impairment loss was incurred for the nine months ended September 30, 2011 and 2010 based on the Company’s annual impairment test.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its financial statements.

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the ASU is not expected to have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

     We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans. Although the interest rates, which are based on the banks' prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the nine months ended September 30, 2011.

We have $4.7 million in short-term bank loans and no long-term bank loans outstanding as of September 30, 2011, and we have not used any derivative financial instruments or engaged in any interest rate hedging activities to manage our interest rate risk exposure. Our future interest expense on short-term or long-term bank loans may increase or decrease due to changes in market interest rates. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of bank loans relative to other sources of funds.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and consolidated costs and expenses are denominated in the RMB. All of our assets are denominated in the RMB except for cash. As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the RMB. If the RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholders' equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or the Euro in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material effect on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Item 8.     Financial Statements and Supplementary Data.

The following consolidated financial statements, notes thereto, and the related independent auditors’ reports contained on pages F-1 and F-2 of our consolidated financial statements are herein incorporated:

Consolidated Statements of Earnings for the nine months ended September 30, 2011and 2010 (unaudited), and the years ended December 31, 2010 and 2009.

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited), and the years ended December 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Jianbao Wang and Mr. Gang Wei, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our assessment, the CEO and the CFO determined that, as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy all objectives for which they are intended.

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

During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2011, our management identified material weakness related to the following:

Lack of Internal Audit System – The Company lacks qualified resources to perform the internal audit function properly, which renders ineffective the ability to prevent and detect control lapses of certain areas in accordance with the Company’s internal control design.

Accounting and Finance Personnel Weaknesses – The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, and did not implement adequate supervisory review to ensure the financial statements were prepared in conformity with generally accepted accounting principles in the United States of America. Additionally, we identified numerous internal control deficiencies that were indentified as being significant. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.

As disclosed in our Annual Report on Internal Control over Financial Reporting filed with the 2010 Form 10-K, the Company's management has identified the steps necessary to address the material weaknesses described above and in 2011, we continued to implement these remedial procedures.

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

c.	Trained internal accounting personnel in generally accepted accounting principles in the United States; and

d.	Strengthened our internal audit function by hiring an experienced internal audit manager.

Our management is not aware that any of the material weakness in our internal control over financial reporting is cause to believe that any material inaccuracies or errors existed in our financial statement as of September 30, 2011. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal controls and will continue to work to put effective controls in place. The Company is actively recruiting more staff with good knowledge of U.S. GAAP to assist in the Company’s financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Valves Technologies, Inc

We have audited China Valves Technologies, Inc.’s and Subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Lack of Internal Audit System – The Company is lack qualified resources to perform the internal audit function properly, which renders ineffective the ability to prevent and detect control lapses of certain key areas in accordance with the Company’s internal control design.

Accounting and Finance Personnel Weaknesses – The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements, and did not implement adequate supervisory review to ensure the financial statements were prepared in conformity with generally accepted accounting principles in the United States of America. Additionally, we identified numerous internal control deficiencies that were identified as being significant. The number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness. In the aggregate, these significant deficiencies could result in a misstatement of the Company’s account balances or disclosures which could cause a material misstatement of the consolidated financial statements that would not be prevented or detected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated November 18, 2011 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2011 and the related statements of income and other comprehensive income, shareholders’ equity, and cash flows of China Valves Technology, inc and Subsidiaries for the nine months ended September 30, 2011. , These two material weaknesses stated above were considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated November 18, 2011, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Frazer Frost, LLP
Brea, California
November 18, 2011

Item 9B.     OTHER INFORMATION

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of the fiscal year 2011.

Item 11.     Executive Compensation

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal year 2011.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal year 2011.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal year 2011.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of fiscal year 2011.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements are set forth beginning on page F-1 of this Report
	Section 1.	Report of Independent Registered Public Accounting Firm	F-2
	Section 2.	Consolidated Balance Sheets	F-3
	Section 3.	Consolidated Statements of Income and Other Comprehensive Income	F-4
	Section 4.	Consolidated Statement of Stockholders’ Equity	F-5
	Section 5.	Consolidated Statements of Cash Flows	F-6
	Section 6.	Notes to Consolidated Financial Statements	F-7-F-25
(2)	Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.
(3)	Exhibits

Exhibits (Including Those Incorporated By Reference).
Exhibit Index

Exhibit
No.	Description
2.1	Share Exchange Agreement, dated December 18, 2007, among the Company, the stockholders of the Company, China Valves and the China Valves Shareholder (incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on Form 8- K filed on December 21, 2007).
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Nevada on August 1, 1997 (incorporated herein by reference to Exhibit 3.1 to the SB-2 Registration Statement filed on November 1, 2001)
3.2	Certificate of Amendment to Certificate of Incorporation changing the corporate name filed with the Secretary of State of Nevada (incorporated herein by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed on December 21, 2007).
3.3	Bylaws of the registrant, as amended to date, (incorporated herein by reference to Exhibit 3.2 to the SB-2 Registration Statement filed on November 1, 2001).
3.4	Certificate to Accompany Restated Articles or Amended and Restated Articles of China Valves Technology, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on July 30, 2009.
4.1	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 31, 2009).
4.2	Form of warrants, (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009).
10.1	Form of Securities Purchase Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.2	Form of Registration Rights Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.3	Escrow Agreement, dated August 26, 2008, by and among the Company, Brean Murray, Carret & Co., LLC, The Pinnacle Fund, LLC, Pinnacle China Fund, LLC and Escrow, LLC. (incorporated herein by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on August 27, 2008).

10.4	Form of Holdback Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.5	Form of Make Good Escrow Agreement, dated August 26, 2008 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.6	Form of Lockup Agreement, dated August 26, 2008 by and between the Company and the stockholders listed therein (incorporated herein by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.7	Form of Warrant (incorporated herein by reference to Exhibit 4.3 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.8	English version of Agreement for Transfer of Land Use Right and Housing Titles, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.9	English version of Premises Lease Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.10	English version of Premises Leaseback Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.11	English version of Manufacturing and Supply Agreement, dated August 26, 2008, by and between the Company’s wholly owned subsidiary Kaifeng High Pressure Valve Co., Ltd. and Kaifeng High Pressure Valve Steel Casting Limited Liabilities Company (incorporated herein by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on August 27, 2008).
10.12	Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on December 27, 2009)
10.13	Amendment Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 30, 2009 (incorporated herein by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on December 31, 2009.)
10.14	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 29, 2009)
10.15	Placement Agency Agreement between the Company and Rodman & Renshaw, LLC, effective as of December 27, 2009 (incorporated herein by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on December 29, 2009)

10.16	Asset Purchase Agreement, dated as of February 15, 2009, by and between Taizhou Taide Valve Co., Ltd. and Taizhou Wote Valve Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April, 21, 2009).
10.17	Amendment to Registration Rights Agreement, dated March 4, 2009, among China Valves Technology, Inc. and the purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 9, 2009).
10.18	English Translation of Asset Purchase Agreement, dated January 13, 2010, by and among Henan Tonghai Fluid Equipment Co., Ltd., Guichun Xie, Lizhen Huang and Lanzhou Sufa Technology Co., Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 19, 2010)
10.19	English Translation of Asset Purchase Agreement, dated February 3, 2010, by and between China Fluid Equipment Limited and Able Delight Investment Limited. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed on February 8, 2010) English translation of Asset Transfer Agreement, dated as of April 8, 2010, by and among Henan Tonghai Fluid Equipment
10.20	Co., Ltd., Shanghai Pudong Hanwei Valve Co., Ltd., Shanghai Hanhuang Valve Co., Ltd. and Hong Kong Get Success Investemt Limited (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on April 9, 2010)
10.21	English translation of Loan Agreement by and between China Fluid Equipment Holdings Limited and Able Delight Investment Limited, dated December 10, 2009. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K/A filed on November 18, 2010)
10.22	English Translation of Employment Agreement with Gang Wei dated December 15, 2010 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on December 16, 2010).
10.23	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on January 6, 2011).
10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on January 6, 2011).
21	List of Subsidiary *
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a – 14(a). *
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a – 14(a). *
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA VALVES TECHNOLOGY, INC.

November 18, 2011	By :/s/ Jianbao Wang
(Date Signed)	Jianbao Wang, Chief Executive Officer

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

Signature	Capacity	Date

/s/ Siping Fang	President, Director	November 18, 2011
Siping Fang

	Chief Executive Officer	November 18, 2011
/s/ Jianbao Wang	(Principal Executive Officer)
Jianbao Wang

	Chief Financial Officer	November 18, 2011
/s/ Gang Wei	(Principal Financial Officer and Principal Accounting Officer)
Gang Wei

/s/ Peter Li	Director	November 18, 2011
Peter Li

/s/ William Haus	Director	November 18, 2011
William Haus

/s/ Zengbiao Yu	Director	November 18, 2011
Zengbiao Yu

/s/ Binjie Fang	Chief Operating Officer and Director	November 18, 2011
Binjie Fang

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets	F-1
Consolidated Statements of Income and Other Comprehensive Income	F-2
Consolidated Statement of Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Valves Technologies, Inc

We have audited the accompanying consolidated balance sheets of China Valves Technologies, Inc and Subsidiaries (the “Company”) as of September 30, 2011 and December 31, 2010, and the related statements of income and other comprehensive income, shareholders’ equity, and cash flows for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and December 31, 2010, and the results of its operations and its cash flows for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 18, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Frazer Frost, LLP

Brea, CA

November 18, 2011

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010

CURRENT ASSETS:
Cash and cash equivalents	$28,076,692	$25,820,607
Restricted cash	2,344,276	1,164,598
Notes receivable	1,465,369	2,815,939
Accounts receivable, net of allowance for doubtful accounts of $4,052,398 and $998,739 as of September 30, 2011 and December 31, 2010, respectively	124,514,274	84,147,126
Accounts receivable - related party	-	200,185
Other receivables	5,106,572	3,176,648
Other receivable -related party	-	152,179
Inventories, net of allowance of $2,394,319 and $1,148,663 as of September 30, 2011 and December 31, 2010, respectively.	23,868,885	16,251,938
Advances on inventory purchases	2,421,390	1,094,670
Advance on inventory purchase - related party	1,552,123	917,202
Prepaid expenses and other current assets	79,295	359,353
Total current assets	189,428,876	136,100,445

PLANT AND EQUIPMENT, net	40,192,636	40,773,562

OTHER ASSETS:
Accounts receivables - retainage, long term	5,724,024	4,751,605
Goodwill	33,976,186	32,955,163
Intangibles, net of accumulated amortization	22,914,008	23,027,880
Other investments, cost	815,066	790,572
Other non-current assets	395,514	108,435
Total other assets	63,824,798	61,633,655

Total assets	$293,446,310	$238,507,662

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$24,575,461	$19,530,341
Accounts payable - related parties	786,471	2,382,906
Short-term loans	6,513,810	5,648,794
Other payables	5,287,964	3,405,201
Other payables - related parties	94,226	1,899,627
Notes payable	469,200	-
Accrued liabilities	4,091,998	2,825,560
Customer deposits	11,139,936	6,499,833
Taxes payable	5,791,440	6,828,118
Warrant liabilities	-	880,565
Total current liabilities	58,750,506	49,900,945

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,869,654 and 34,664,654 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	35,869	34,664
Additional paid-in capital	106,508,099	96,433,316
Statutory reserves	11,224,490	10,046,713
Retained earnings	98,242,189	69,861,618
Accumulated other comprehensive income	18,685,157	12,230,406
Total shareholders' equity	234,695,804	188,606,717

Total liabilities and shareholders' equity	$293,446,310	$238,507,662

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Nine months ended		Year ended	Year ended
	September 30, 2011	September 30, 2010	December 31, 2010	December 31, 2009
		(Unaudited)
SALES	$161,296,932	$131,366,951	$183,077,333	$95,370,012
SALES - RELATED PARTIES	97,643	-	618,793	-
Total sales	161,394,575	131,366,951	183,696,126	95,370,012

COST OF GOODS SOLD	95,752,849	69,394,665	103,276,910	48,527,336

GROSS PROFIT	65,641,726	61,972,286	80,419,216	46,842,676

OPERATING EXPENSES:
Selling	10,133,474	6,650,841	10,414,293	6,317,766
General and administrative	17,518,864	9,085,894	15,619,925	7,359,496
Research and development	286,204	181,861	228,858	126,750
Total operating expenses	27,938,542	15,918,596	26,263,076	13,804,012

INCOME FROM OPERATIONS	37,703,184	46,053,690	54,156,140	33,038,664

OTHER INCOME (EXPENSE):
Other income, net	(522,015)	(490,768)	(669,462)	(258,509)
Gain from acquisition	-	(1,016,198)	(3,714,840)	(252,183)
Interest and finance expense, net	207,926	82,289	100,997	128,518
Change in fair value of warrant liabilities	(990,031)	262,633	785,350	1,508,997
Total other income (expenses), net	(1,304,120)	(1,162,044)	(3,497,955)	1,126,823

INCOME BEFORE PROVISION FOR INCOME TAXES	39,007,304	47,215,734	57,654,095	31,911,841

PROVISION FOR INCOME TAXES	9,448,956	10,426,364	14,456,566	8,558,748

NET INCOME	29,558,348	36,789,370	43,197,529	23,353,093

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	6,454,751	3,597,068	6,078,504	(7,075)

COMPREHENSIVE INCOME	$36,013,099	$40,386,438	$49,276,033	$23,346,018

BASIC EARNINGS PER SHARE:
Weighted average number of shares	35,654,398	34,513,314	34,547,224	30,771,356
Earnings per share	$0.83	$1.07	$1.25	$0.76

DILUTED EARNINGS PER SHARE:
Weighted average number of shares	35,677,873	34,727,623	34,695,639	30,946,392
Earnings per share	$0.83	$1.06	$1.25	$0.75

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Common Stock	Retained Earnings		Accumulated other
	Number	Par	Paid-in	Subscription	Statutory		comprehensive
	of shares	Value	capital	Receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2008	31,192,552	$31,192	$66,935,968	$(9,834,000)	$2,958,659	$10,399,050	$6,158,977	$76,649,846
Cashless exercise of warrants	201,326	201	755,811					756,012
Release of shares in escrow for shares issued for real estate acquisition				9,834,000				9,834,000
Stock based compensation			47,057					47,057
Common stock issuance for cash at $9.01	333,334	333	2,796,107					2,796,440
Net income						23,353,093		23,353,093
Adjustment to statutory reserve					2,575,916	(2,575,916)		-
Foreign currency translation adjustment							(7,075)	(7,075)
BALANCE, December 31, 2009	31,727,212	31,726	70,534,943	-	5,534,575	31,176,227	6,151,902	113,429,373
Exercised warrants	523,329	524	5,304,102					5,304,626
Stock-base compensation			56,019					56,019
Common stock issuance for cash at $9.00	2,414,113	2,414	20,538,252					20,540,666
Net income						43,197,529		43,197,529
Adjustment to statutory reserve					4,512,138	(4,512,138)		-
Foreign currency translation adjustment							6,078,504	6,078,504
BALANCE, DECEMBER 31, 2010	34,664,654	34,664	96,433,316	-	10,046,713	69,861,618	12,230,406	188,606,717
Stock-based compensation	205,000	205	793,767					793,972
Reclassification of warrant liabilities			(109,466)					(109,466)
Common stock issuance for cash at $10.00	1,000,000	1,000	9,390,482					9,391,482
Net income						29,558,348		29,558,348
Adjustment to statutory reserve					1,177,777	(1,177,777)		-
Foreign currency translation adjustment							6,454,751	6,454,751
BALANCE, September 30, 2011	35,869,654	$35,869	$106,508,099	$-	$11,224,490	$98,242,189	$18,685,157	$234,695,804

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended		Year ended	Year ended
	September 30, 2011	September 30, 2010	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:		(Unaudited)
Net income	$29,558,348	$36,789,370	$43,197,529	$23,353,093
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,236,618	3,107,769	4,870,172	1,955,724
Bad debt provision (recovery)	2,974,399	187,768	57,836	(254,963)
Gain on acquisition	-	(1,016,198)	(3,714,840)	(252,183)
Gain (loss) on disposal of fixed assets	173,286	(1,564)	343,333	87,876
Impairment of equipments	110,096	-	-	-
Stock compensation	793,972	44,095	56,019	47,057
Change in fair value of warrant liabilities	(990,031)	262,633	785,350	1,508,997
Inventory allowance and write-off	1,262,246		1,859,681	432,707
Change in operating assets and liabilities:
Notes receivable	1,414,831	(224,086)	(2,323,098)	465,721
Accounts receivable - trade and retainage, short term	(40,130,902)	(40,886,982)	(44,986,649)	(4,009,629)
Accounts receivable - related parties	209,248	-	-	-
Other receivables and prepaid expenses	(1,535,314)	(230,878)	1,992,250	269,749
Other receivables - related parties	158,451	(147,100)	(149,669)	-
Inventories, net	(8,261,967)	(2,054,795)	198,527	1,563,708
Advances on inventory purchases	(1,272,140)	(429,052)	264,940	(213,271)
Advances on inventory purchases - related parties	(610,203)	14,702	(490,053)	966,947
Long-term receivable	-	-	442,800	(57,513)
Accounts receivable - retainage, long term	(812,013)	(4,092,665)	(4,623,183)	(1,031,325)
Accounts payable - trade	4,399,697	6,057,959	10,188,249	322,728
Accounts payable - trade - related parties	(1,177,131)	-	2,303,572	14,832
Other payables	1,755,247	756,683	1,079,284	(1,552,141)
Other payables - related parties	(1,852,908)	(29,002)	235,194	(471,648)
Accrued liabilities	1,194,301	1,030,155	(1,005,589)	317,514
Customer deposits	4,367,772	3,795,995	2,959,823	196,078
Customer deposits - related party	-	147,100	-	-
Taxes payable	(1,228,560)	3,497,989	4,522,913	1,065,354
Net cash (used in) provided by operating activities	(5,262,657)	6,579,896	18,064,391	24,725,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash due to escrow covenant	-	105,616	105,616	-
Restricted cash due to notes payable	(461,700)	735,500	738,000	2,199,183
Restricted cash due to sales covenant	(663,616)	(1,089,637)	(923,572)	(56,652)
Acquisition of intangible assets	-	(220,650)	(573,142)	(1,524,071)
Advances on equipment purchases	(321,574)	(617,694)	(124,895)	(654,530)
Purchases of equipment and intangible assets	(1,860,092)	(29,407,280)	(4,299,998)	(9,738,815)
Cash paid for acquisitions	-	(2,439,388)	(25,606,289)	-
Cash proceeds from sale of equipment	17,368	-	4,927	11,729
Advance on lease	(17,100)	4,910	-	(614,882)
Investment deposit	-	-	-	(13,209,395)
Net cash (used in) investing activities	(3,306,714)	(32,928,623)	(30,679,353)	(23,587,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term notes payable	-	(735,500)	(1,033,200)	(2,199,150)
Proceeds from short-term loans	923,400	1,891,434	4,018,346	3,232,751
Repayments of short term loans	(244,425)	(4,888,065)	(3,391,577)	(6,982,848)
Repayments of short term loans - related parties	-	(99,971)	(100,310)	(161,782)
Proceeds from private placement financing	9,391,482	23,881,858	23,881,858	2,850,000
Net cash provided by (used in) financing activities	10,070,457	20,049,756	23,375,117	(3,261,029)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	754,999	201,209	575,044	180,575

INCREASE (DECREASE) IN CASH	2,256,085	(6,097,762)	11,335,199	(1,942,475)

CASH and CASH EQUIVALENTS, beginning of period	25,820,607	14,485,408	14,485,408	16,427,883

CASH and CASH EQUIVALENTS, ending of period	$28,076,692	$8,387,646	$25,820,607	$14,485,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$261,184	$169,710	$178,441	$302,058
Cash paid for income taxes	$9,308,801	$8,180,186	$11,961,017	$8,020,771

Additional non-cash investing and financing activities
Cashless exercise of warrants	$-	$-	$231,500	$756,012
Common stock issued for real estate acquisition	$-	$-	$-	$9,834,000

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 1 – Description of Business and Basis of Presentation

DESCRIPTION OF BUSINESS

China Valves Technology, Inc. (the “Company”), was incorporated in Nevada in August 1997. Through its direct and indirect subsidiaries, the Company focuses primarily on the development, manufacture and sale of high-quality metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China (the “PRC”). The Company’s operations are headquartered in Zhengzhou, Henan Province, PRC.

THE REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
China Valves Technology (Changsha) Valve Co., Ltd.	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd. (“Yangzhou Rock”)	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd. (“Kaifeng Valve”)	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZhengDie Valve., Ltd. (“ZD Valve”)	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd. (“Taide Valve”)	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd. (“Hanwei Valve”)	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
Shanghai Hanhuang Valve Co., Ltd. *	PRC	100% Indirectly	Holding Company
Get Success Investment Limited *	Hong Kong	100% Indirectly	Holding Company
China Valves Technology Holdings Co., Ltd. (formerly China Fluid Equipment Holdings Limited) (“Changsha Valve”)	Hong Kong	100% Directly	Holding Company

* Shanghai Han Huang Valve Co., Ltd. was dissolved on October 19, 2011and Get Success Investment Limited was dissolved on September 16, 2011.

CHANGE IN FISCAL YEAR

In August 2011, the Company changed its fiscal year end to September 30 from December 31. The Company made this change to better align its financial reporting period, as well as its annual planning and budgeting process. As a result of this change, the Consolidated Financial Statements include the Company’s financial results for the nine months transition period of January 1, 2011 through September 30, 2011 and the unaudited comparative information for the nine months ended September 30, 2010. The years ended December 31, 2010 and 2009 reflect the twelve-month results of the respective calendar year.

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

See report of independent registered public accounting firm	Page F-6

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The Renminbi (“RMB”) of the People’s Republic of China has been determined to be the Company’s functional currency. The balance sheets were translated at year end exchange rates. Expenses were translated at moving average exchange rates in effect during the periods. The effects of rate changes on assets and liabilities are recorded as accumulated other comprehensive income.

Note 2 – Summary of significant accounting policies

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

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 24 months, to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and recognized as revenue based upon shipment of products. Due to nature of the retainage, the Company’s policy is to take into revenue the full value of the contract without VAT, including any retainage, as it performs against the contact since the Company has experienced insignificant warranty claims historically resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment.

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

See report of independent registered public accounting firm	Page F-7

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

SHIPPING AND HANDLING

Shipping and handling costs incurred for shipping of valves and other products to customers are included in selling expense and totaled $529,756 for the nine months ended September 30, 2011, and $1,131,575 and $386,929 for the years ended December 31, 2010 and 2009, respectively.

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

ADVERTISING

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $53,991 for the nine months ended September 30, 2011, and $153,159 and $36,834 for the years ended December 31, 2010 and 2009, respectively.

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

The balance sheet amounts with the exception of equity at September 30, 2011 and December 31, 2010 were translated at 6.39 and 6.59 RMB to $1.00. The average translation rates applied to the statements of operations and cash flows were 6.50 RMB to $1.00 for the nine months ended September 30, 2011, and 6.78 RMB and 6.82 RMB to $1.00 for the years ended December 31, 2010 and 2009, respectively.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated life of the asset, ranging from five to thirty years.

See report of independent registered public accounting firm	Page F-8

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized, but is instead tested for impairment. Goodwill is reviewed for impairment at internal reporting unit - individual operating subsidiary basis in accordance with U.S. GAAP. The Company determines the reporting units based on following factors: a. it engages in business activities from which it may earn revenues and incur expenses; b. its operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance; and c. its discrete financial information is available.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include current period operating or cash flow losses combined with a historical of operating or cash flow losses, a projection or forecast that demonstrates continuing operating or cash flow losses, a significant adverse change in AR collection and unanticipated technology revolution in valves industry, among others. The Company performs its annual impairment review of goodwill every year at September 30 and when a triggering event occurs between annual impairment tests. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit, and the Company must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. In additional to cash flow projections, management also considers if the change of stock price representing of a triggering event for an impairment evaluation. The Company believes that the current decline in its stock price is temporary due to the negative publicity about Chinese companies going public in the United States through reverse merger transactions. The fundamentals of the Company’s business remain strong as evidenced by over $30.0 million of net income over the past nine months. The Company does not believe impairing its goodwill is necessary at this time just because its stock price has temporarily dropped while the fundamentals of the business remain strong.

The Company has acquired several entities resulting in the recording of intangible assets, including goodwill, which represents the excess of the purchase price over the fair value of the net assets of businesses acquired.

The Company has six operating subsidiaries as reporting units included in continuing operations as of September 30, 2011, among which three reporting units had goodwill. The following table represents goodwill of the three subsidiaries as of September 30, 2011 and December 31, 2010, respectively.

(in thousands)	September 30, 2011	December 31, 2010
Kaifeng Valve	$10,783	$10,783
Zhengdie Valve	10,029	10,029
Hanwei Valve	11,046	11,046
Foreign currency translation adjustment	2,118	1,097
Total	$33,976	$32,955

See report of independent registered public accounting firm	Page F-9

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

No impairment loss was incurred for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009 based on the Company’s annual impairment test.

LONG-LIVED ASSETS

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the nine months ended September 30, 2011, the Company determined that $110,096 equipment was impaired due to the carrying value could not be recoverable. This is because the products manufactured by certain equipment did not meet the customer’s needs any more. The Company determined that the equipment was technically obsolete and needed to be replaced with new equipment to meet the customer’s current and future needs.

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

As of September 30, 2011 and December 31, 2010, the Company reserved $2,394,319 and $1,148,663 in allowance due to slow moving inventory, most of which are commodity valves whose technical specification no longer matched customers’ demand. Commodity valves are universal products we produce to meet general needs.

$71,521, $1,177,692 and $0 were directly written off and included in cost of goods sold after comparing the carrying value of inventory and recent market prices for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

Semi-finished products are work-in-process (“WIP”) inventory at the finishing stages of production. These products that are awaiting final assembly have similar physical shape to finished goods. The Company differentiates these products from WIP for inventory management purposes.

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

See report of independent registered public accounting firm	Page F-10

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2011. U.S. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

RESTRICTED CASH

The Company’s restricted cash consists of cash in the bank as security for its exported products, security deposits for contract performance, notes payable and cash held in escrow to pay for certain investor relations expenses. For restricted cash held in bank, the restriction is released after the customers have received and inspected the products. The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. Cash held in escrow is expensed as incurred. Restricted cash amounted to $2,344,276 and $1,164,598 as of September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011	December 31, 2010

Employee housing fund	$163,936	$153,278
Cash held for sales covenants	2,180,340	1,011,320
Total restricted cash	$2,344,276	$1,164,598

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

Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of September 30, 2011 and December 31, 2010, the Company’s cash and restricted cash balances, totaling $29,508,367 and $26,596,872 respectively at those dates, were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers represented approximately 14%, 9% and 11% of the Company’s total sales for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively. The five major customers accounted for 6% and 5% of total accounts receivable as of September 30, 2011 and December 31, 2010, respectively

Five major suppliers, including one related party, represented approximately 18%, 24% and 17% the Company’s total purchases for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively, and accounted 5% and 13% of total accounts payable as of September 30, 2011 and December 31, 2010, respectively.

See report of independent registered public accounting firm	Page F-11

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

A discussion of the valuation technique used to measure the fair value of the warrant liabilities is provided in Note 13.

	Carrying Value as of	Fair Value Measurements at September 30, 2011
	September 30, 2011	using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Warrant liabilities	$-			$-

Except for the warrant liabilities, the Company did not identify any other asset and liability that are measured at fair value on a recurring basis in accordance with the accounting standard.

Level 3 Valuation Reconciliations:

Warrant
liabilities

Balance, December 31, 2010	$880,565
Issuance of new warrants	110,815
Warrants expired reclassified to APIC	(1,349)
Current period fair value change of exercised warrants	-
Current period fair value change	(990,031)
Balance, September 30, 2011	$-

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

See report of independent registered public accounting firm	Page F-12

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.0955% of China Perfect Machinery Industry Co. Ltd. and approximately 1.6% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long-term investments amounted to $815,066 and $790,572 as of September 30, 2011 and December 31, 2010, respectively. There has been no change in the carrying value since initial investment, other than the effects of translation difference.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of September 30, 2011, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2011 and December 31, 2010, customer deposits amounted to $11,139,936 and $6,499,833, respectively.

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

See report of independent registered public accounting firm	Page F-13

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company is evaluating the impact adoption of ASU 2011-04 and does not expect the adoption of ASU 2011-04 will have significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05), intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Amendments under ASU 2011-05 for public entities should be applied retrospectively for fiscal years, and interim periods within those years, beginning December 15, 2011. The Company is evaluating the impact adoption of ASU 2011-05 and does not expect the adoption of ASU 2011-05 will have significant impact on its consolidated financial statements.

In July 2011, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

In September 2011, the FASB issued Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU No. 2011-08), which amends ASC 350 to first assess qualitative factors before performing the quantitative goodwill impairment testing. The ASU provides the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative analysis indicate it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test, which is required under current U.S. GAAP, would not be necessary. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of the ASU is not expected to have a material impact on the Company’s financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable, net

Accounts receivable consists of the following:

	September 30, 2011	December 31, 2010
Total accounts receivable	$134,290,696	$89,897,470
Accounts receivable – related party	-	200,185
Allowance for bad debts	(4,052,398)	(998,739)
Accounts receivable, net	130,238,298	89,098,916
Accounts receivable – non-current retainage	(5,724,024)	(4,751,605)
Accounts receivable (including related party) – current	$124,514,274	$84,347,311

Retainage represents 5% to 10% of the contract prices held by customers to guarantee product quality ranging from 12-18 months after shipment of products. Retainage is considered as a payment term included as a part of the contract price, and recognized as revenue based upon shipment of products. Due to the nature of the retainage, the Company’s policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contact since the Company has experienced insignificant warranty claims historically resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of shipment. As of September 30, 2011 and December 31, 2010, retainage held by customers included in the Company’s accounts receivable is as follows:

See report of independent registered public accounting firm	Page F-14

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	September 30, 2011	December 31, 2010
Retainage
Current	$13,854,814	$7,754,714
Non-current	5,724,024	4,751,605
Total retainage	$19,578,838	$12,506,319

The following represents the changes in the allowance for doubtful accounts:

	September 30, 2011	December 31, 2010
Balance, beginning of the period	$998,739	$908,338
Additions to the allowance	2,974,399	353,036
Recovery of amounts previously reserved	-	(295,200)
Foreign currency translation adjustment	79,260	32,565
Balance, end of the period	$4,052,398	$998,739

Note 4 – Inventories, net

	September 30, 2011	December 31, 2010
Raw materials	$5,438,464	$4,742,643
Work-in-progress	9,088,975	3,764,667
Finished goods	8,613,573	7,810,526
Semi-finished products	1,417,185	1,082,765
Inventory in transit	1,705,007	-
Total	26,263,204	17,440,601
Less: Inventory Allowance	(2,394,319)	(1,148,663)
Inventories, net	$23,868,885	$16,251,938

The Company values its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value. Management determined the carrying amount of inventory exceeded net realizable value; therefore, $71,521, $1,177,692 and $0 have been written down and included in cost of goods sold for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional costs of goods sold. The Company recorded additional $1,190,725 and $681,989 inventory allowance for the nine months ended September 30, 2011 and for the year ended December 31, 2010 respectively. Inventory allowance amounted to $2,394,319 and $1,148,663 as of September 30, 2011 and December 31, 2010, respectively.

Note 5 –Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
Buildings and improvements	$23,592,085	$22,043,897
Machinery and equipment	27,934,105	26,569,403
Motor vehicles	2,925,919	2,701,563
Office equipment	1,665,384	1,473,776
Construction in progress	165,511	497,652
Total	56,283,004	53,286,291
Less: Accumulated depreciation	(16,090,368)	(12,512,729)
Plant and equipment, net	$40,192,636	$40,773,562

See report of independent registered public accounting firm	Page F-15

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The Company has no major capital commitments as of September 30, 2011. Depreciation expenses were $3,644,599, $4,167,004 and $1,694,674 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively. Capitalized interest amounted to $8,292, $60,152 and $147,537 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

For the nine months ended September 30, 2011, the Company impaired long lived assets in the amount of $110,096 which was included in Other Expense. This is because the products manufactured by certain equipment did not meet customer needs any more. The Company determined that the equipment was technically obsolete and needed to be replaced with new equipment to meet customer’s current and future needs. For the year ended December 31, 2010, the Company changed estimate of useful lives for certain equipment and recorded additional depreciation amounted $1,341,962, which was included in cost of goods sold.

Note 6 – Goodwill

The Company accounts for business combinations using the purchase method of accounting. The total consideration paid in an acquisition is allocated to the fair value of the acquired company’s identifiable assets and liabilities. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

In 2004, the Company acquired two companies engaged in the production of valves. The Company recorded goodwill representing the fair value of the assets acquired over the cost of the assets acquired.

On April 8, 2010, the Company acquired 100% of Hanwei Valve with a total cash consideration of approximately $19.5 million. The fair value of the assets of Hanwei Valve was valued at approximately $8.5 million on the acquisition date; the Company recognized approximately $11.0 million goodwill through said acquisition.

The goodwill recognized in conjunction with the acquisition of Hanwei Valve represents intangible values that Hanwei Valve has built over its more than 16 years of history, which do not qualify for separate recognition. These values include but are not limited to:

i)	Expected synergies from combining operations of the Company’s operating subsidiaries and Hanwei Valve;
ii)	The experienced work force;
iii)	Proprietary technologies related to certain products; and
iv)	The proprietary manufacturing processes.

As of September 30, 2011 and December 31, 2010, the carrying value of goodwill amounted to $33,976,186 and $32,955,163, respectively.

The following table reconciles the beginning and ending balance of goodwill:

Goodwill
Balance, December 31, 2009	$20,811,767
Goodwill purchased	11,046,074
Foreign currency translation adjustment	1,097,322
Balance, December 31, 2010	$32,955,163
Goodwill purchased	-
Foreign currency translation adjustment	1,021,023
Balance, September 30, 2011	$33,976,186

Note 7 - Intangible assets, net

Intangible assets consist of the following:

See report of independent registered public accounting firm	Page F-16

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	September 30, 2011	December 31, 2010
Patents	$2,765,836	$2,682,719
Software	1,850,982	2,014,267
Land use rights*	20,019,196	19,417,596
Total	24,636,014	24,114,582
Less: Accumulated amortization	(1,722,006)	(1,086,702)
Intangibles, net	$22,914,008	$23,027,880

* Land use rights consist of land use rights of $817,567 acquired as part of the acquisition of Taide Valve; $1,129,427 was acquired as part of the acquisition of Yangzhou Rock, $6,104,542, acquired as part of the acquisition of Changsha Valve, $3,903,744 acquired as part of the acquisition of Hanwei Valve and land use rights of $8,063,916 acquired by Kaifeng Valve by issuing 2,750,000 shares of common stock of the Company.

The gross amount of the intangible assets amounted to $24,636,014 and $ 24,114,582 as of September 30, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 38.3 years.

Amortization expense was $592,019, $703,168 and $261,050 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	Estimated
	Amortization	Net
For the years ended September 30,	Expense	carrying Amount
2012	$789,359	$22,124,649
2013	789,359	21,335,290
2014	789,359	20,545,931
2015	789,359	19,956,572
2016	789,359	18,967,213

Thereafter	18,967,213	$-
Total	$22,914,008

Note 8 – Loans

SHORT TERM LOANS:	September 30, 2011	December 31, 2010

Communications Bank of China, Changsha branch, due December 2011, annum interest at 6.1% , pledged by Changsha Valve’s land use rights	$625,600	$758,500
China Everbright Bank – Changsha branch, due June 2012, 7.6% annum interest rate, pledged by Changsha Valve’s land use rights	938,400	-
China Citic Bank, Zhengzhou branch Due December 2011 annum interest at 6.7%, , guaranteed by Kaifeng Cast Iron Co., Ltd.	3,128,000	3,034,000
Unrelated third parties, due on demand, non-interest bearing and unsecured	982,511	1,017,393
Local Bureau of Finance, Kaifeng City, due on demand, non-interest bearing and unsecured	839,299	838,901
Total short term loans	$6,513,810	$5,648,794

Interest expense incurred for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009 amounted to $216,203, $127,113 and $138,562, respectively. Capitalized interest amounted to $8,292, $60,152 and $147,537 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

See report of independent registered public accounting firm	Page F-17

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

As of September 30, 2011, there are no restrictive covenants related to the loans stated above.

Note 9 - Taxes

Income Taxes

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S. and is subject to a graduated U.S. federal corporate income tax of 15% to 34%. The State of Nevada does not impose any corporate state income tax.

Hong Kong

The Company’s subsidiary, China Valves Holdings is incorporated in Hong Kong. China Valves Holdings did not earn any income that was derived in Hong Kong for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009 and therefore was not subject to Hong Kong Profit Tax. The payments of dividends by Hong Kong companies are not subject to any Hong Kong withholding tax.

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

Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009. The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	For the nine months ended	For the years ended December 31,
	September 30, 2011	2010	2009

U.S. Statutory rate	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
Non-deductible expenses (1)	1.3	7.1	1.8
China income taxes	25.0	25.0	25.0
China income tax exemption	(2.1)	(7.0)	-
Total provision for income taxes	24.2%	25.1%	26.8%

(1) The 1.3% , 7.1% and 1.8% represents net expenses incurred by the Company that are not deductible for PRC income tax purpose for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

See report of independent registered public accounting firm	Page F-18

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The estimated tax savings due to the reduced tax rate are $2,177,023, $1,827,508 and $0 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively. The net effect on basic and diluted earnings per share if the income tax had been applied would decrease earnings per dilutive share by $0.06, $0.05 and $0 for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

The Company has cumulative undistributed earnings of foreign subsidiaries of around $142.3 million as of September 30, 2011, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases in the PRC amounted to $26,225,634 and $15,656,180 for the nine months ended September 30, 2011, respectively. VAT on sales and VAT on purchases in China amounted to $30,738,159 and $9,119,027 for the year ended December 30, 2010, and $14,902,035 and $5,870,603 for the year ended December 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2011	December 31, 2010
VAT	$1,775,373	$2,505,802
Income tax	3,694,160	4,013,347
Other taxes	321,907	308,969
Total taxes payable	$5,791,440	$6,828,118

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The Company had $11,224,490 and $10,046,713 statutory reserves as of September 30, 2011 and December 31, 2010, respectively, and the remaining reserve to fulfill the 50% registered capital requirement amounted approximately $27.0 million and $27.8 million.

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

Note 11 – Commitments and contingencies

The Company’s subsidiary, ZhengDie Valve entered into a lease agreement for a manufacturing plant and office space with ZhengZhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZhengDie Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the following two years. As of September 30, 2011, prepaid rental of $19,941 remains to be amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $227,549.

See report of independent registered public accounting firm	Page F-19

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

For the nine months ended September 30, 2011, total lease expense, including rental expense under cost of sales, was $406,778. Total lease expense, including expense under cost of sales, for the years ended December 31, 2010 and 2009 was $482,030 and $350,336, respectively.

The future minimum lease payments at September 30, 2011, are as follows:

For the years ended September 30,	Amount
2012	$609,059
2013	350,061
2014	258,567
2015	170,662
Thereafter	-
Total	$1,388,349

Make Good Escrow Agreement

In connection with the Company’s private placement on August 26, 2008, the Company entered into a Make Good Escrow Agreement (the “Escrow Agreement”), under which the 12,583,032 shares of the Company’s common stock held by Bin Li, the Company’s major shareholder, were placed in escrow. Of these shares, 12,150,000 are the subject of the Earn-In Agreement between Bin Li and Siping Fang and Bin Li entered into the Escrow Agreement on behalf of Siping Fang. For each of the calendar years 2008, 2009 and 2010, 4,194,344 shares would be released to the investors or returned to Bin Li, depending on the fulfillment of specified earnings targets. The specified earnings target for calendar 2008 was net income of $10,500,000, for calendar 2009 the target is net income of $23,000,000 and fully diluted earnings per share of $0.738 and for calendar 2010 the target is net income of $31,000,000 and fully diluted earnings per share of $0.994. On August 14, 2009, the parties to the Escrow Agreement entered into an amendment pursuant to which for calendar 2009 the target was amended to $21,000,000 and fully diluted earnings per share of $0.668 and for calendar 2010 the target was amended to net income of $34,000,000 and fully diluted earnings per share of $1.082. The Company met the specified earnings targets and accordingly, 4,194,344 shares were released from escrow and returned to Bin Li for each of the years ended December 31, 2009 and 2008, respectively. The Company has also met the specified earnings target for the year ended December 31, 2010 and thus 4,194,344 was released from escrow on March 24, 2011.

Net income target required by the Escrow Agreement for calendar year of 2010 was $34,000,000, and the target for fully diluted earnings per share was $1.082. If the Company had not acquired Changsha Valve, the consolidated net income for the calendar year 2010 would be $34,303,537, which was slightly higher than the net income target; the fully diluted earnings per share would be $0.99, $0.092 less than the target. If the Company had not acquired Hanwei Valve, the consolidated net income for the calendar year of 2010 would be $34,034,935, which was also slightly higher than the net income target, and fully diluted earnings per share would be $0.98, $0.102 less than the target. If the Company had not acquired Changsha Valve and Hanwei Valve, the Company would not be able to meet the targets for net income and fully diluted earnings per share.

Please also refer to the table below for the impacts of the acquisitions of Changsha Valve and Hanwei Valve.

US$
2010 Net income target pursuant to the Escrow Agreement	34,000,000
2010 Diluted Earnings Per Share target pursuant to the Escrow Agreement	1.082
Consolidated net income for the calendar year of 2010	43,197,529
Weighted average number of shares	34,695,639
Diluted Earnings Per Share	1.25
Net income of Changsha Valve for the calendar year of 2010	8,893,992
Consolidated net income for the calendar year of 2010 without Changsha Valve	34,303,537
Diluted Earnings Per Share without Changsha Valve	0.99
Net income of Hanwei Valve for the calendar year of 2010	9,162,594
Consolidated net income for the calendar year of 2010 without Hanwei Valve	34,034,935
Diluted Earnings Per Share without Hanwei Valve for the calendar year of 2010	0.98
Consolidated net income for the calendar year of 2010 without Changsha Valve and Hanwei Valve	25,140,943
Diluted Earnings Per Share without Changsha Valve and Hanwei Valve	0.72

See report of independent registered public accounting firm	Page F-20

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Contingency

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which was styled Donald Foster, et al. v. China Valves Technology, Inc., et al., was filed in the U.S. District Court for the Southern District of New York. Several substantially identical complaints were subsequently filed in the same court. On or about June 29, 2011, the Court consolidated the three cases referenced above and appointed Bristol Investment Fund, LTD (“Bristol”) as lead plaintiff. In the consolidation order the Court renamed the case In re China Valves Technology Securities Litigation. On August 29, 2011, Bristol filed a consolidated class action complaint, which named additional defendants including an individual shareholder of the Company and the Company’s auditor. The Company and the individual defendants intend to file a motion to dismiss the consolidated complaint on November 21, 2011.

The consolidated complaint purports to assert claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock at allegedly artificially high prices during the period between December 1, 2009 and January 13, 2011 and who suffered damages as a result of such purchases. The allegations in the consolidated complaint relate to the Company’s acquisitions of Able Delight and Hanwei Valves and include allegations regarding the Company’s financial statements and press releases. The complaint alleges, among other things, that the Company’s statements about the nature and quality of the Company’s acquisition of Able Delight were materially false and misleading and that the Company’s statements failed to describe the role in the transaction of an alleged related party. In addition, the complaint alleges that the Company’s statements about the Hanwei Valves acquisition were materially false and misleading because they failed to disclose the alleged involvement of certain related parties and allegedly misdescribed the transaction as a purchase of assets rather than as a purchase of an entity. The Company intends to contest the allegations and to defend itself vigorously.

On September 14, 2011, a plaintiff filed an action, derivatively and on behalf of the Company, naming its Chairman and certain senior executives as defendants, and naming the Company as a nominal defendant. The complaint, which is styled Gervat v. Fang et al., was filed in the U.S. District Court for the Southern District of New York, and asserts claims for breach of fiduciary duty, gross mismanagement, and other common law claims, and seeks unspecified damages. On October 11, 2011, the plaintiff filed an Amended Complaint with substantially similar claims. The parties have stipulated to a scheduling order that would stay all proceedings in the derivative action pending resolution by the Court of the defendants’ motion to dismiss the class action consolidated complaint.

Nevertheless, there is possibility that a loss may have been incurred from above class actions. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2011 since the possible loss or range of loss cannot be reasonable estimated.

Note 12 – Related party transactions

The Company had the following significant related party balances as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
Accounts Receivable – related party; receivable from Zhengzhou Tonghai Trade (2)	$-	$200,185
Other receivable – related party: receivable from Zhengzhou Tonghai Trade, unsecured, interest-free.	-	152,179
Advance to inventory purchase – related party, the Casting Company (1)	1,552,123	917,202
Accounts payable – related party, payable to Zhengzhou Tonghai Trade (2)	(783,148)	(2,382,906)
Accounts payable – related party: Kaifeng Zhenghe Northern Song Porcelain Art Co., Ltd. (3)	(3,323)	-
Other payables – related parties: cash advance from officers, unsecured, interest-free, due on demand (4)	(94,226)	(1,899,627)
Total	$671,426	$(3,012,967)

See report of independent registered public accounting firm	Page F-21

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(1)

On August 26, 2008, Kaifeng Valve purchased some land use rights and real estate from Kaifeng High-Pressure Valve Steel Casting Co., Ltd, a company controlled by the Company’s chairmen, Mr. Siping Fang,through the issuance of 2,750,000 shares of the Company’s common stock at $3.576 per share. On April 11, 2009, Kaifeng Valve and the Casting Company entered into a leasing agreement pursuant to which the Casting Company leased back the portion of the Real Estate used at an annual rental of $400,000 for a period of two years starting on April 1, 2009. The lease agreement was automatically extended for one more year when no disagreement was raised as of April 1, 2011. For the nine months ended September 30, 2011, total rental income from the Casting Company amount to $300,000. For the years ended December 31, 2010 and 2009, total rental income from the Casting Company amount to $400,000 and $400,000, respectively. The Company also purchases raw material, such as castings, from and sells scrap metals and valves to the Casting Company. Total raw material purchases from the related party amounted to $2.5 million for the nine months ended September 30, 2011, and $4.1 million and $4.4 million for the years ended December 30, 2010 and 2009, respectively. The Company also sold a total of $0.1 million scrap metals valves to the Casting Company for the nine months ended September 30, 2011, and sold a total of $0.15 million of valves to the related party for the year ended December 31, 2010. For the nine months ended September 31, 2011, the Company also received $12.1 million from the Casting Company in excess of the sales related cash receipts for cash flow purposes and made payments to the related party in the amount of $ 15.5 million. As of September 30, 2011 and December 31, 2010, the Company's advance for purchase to the Casting Company amounted to $1.6 million and $0.9 million, respectively.

(2)

The Company makes finished goods and raw material purchases from and valve sales to related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by an officer. Total purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $2.5 million for the nine months ended September 30, 2011, and $4.6 million and $0.02 for the years ended December 31, 2010 and 2009, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $0.03 million and $0.47 million for the nine months ended September 30, 2011 and for the year ended December 31, 2010, respectively. During the nine months ended September 30, 2011, the Company also received $0.86 million from Zhengzhou Tonghai Trade in excess of the sales related cash receipts for cash flow purposes and made payments to Zhengzhou Tonghai Trade in the amount of $ 4.6 million. As of September 30, 2011 and December 31, 2010, the Company had payable to the related party in the amount of $0.8 million and $2.2 million (net of accounts receivable balance as of December 31, 2010), respectively.

(3)

Kaifeng Zhenghe Northern Song Porcelain Art Co., Ltd. is a related party established by the Company's Chairman, Mr. Siping Fang. For the nine months ended September 30, 2011, the Company purchased porcelain from the related party in the amount of $0.02 million and made payment of $0.02 million. The Company did not have any transaction with the related party in 2010 or 2009. As of September 30, 2011 and December 31, 2010, the Company had payable to the related party in the amount of $3,323 and $0, respectively.

(4)

Other payable to officers are expenses the officers paid on Company's behalf or the Company sometimes make short term advances to the officers for business purposes. For the nine months ended September 30, 2011, the Company repaid the amount owed to officers in the amount of $1.9 million that was outstanding as of December 31, 2010. The Company also made short term advances to officers in the amounts of $2.3 million of which $0.6 million was for business reimbursements and $1.7 million was paid back by the officers.

As discussed in note 11 above, the Company’s subsidiary, ZD Valve leases its manufacturing plant and office space from ZhengZhou Cheng Long Corporation, a company owned by relatives of the Company’s chairman..ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which is used as rental payments for the two years ended December 31, 2011. As of September 30, 2011, prepaid rental of $19,941 remains to be amortized as rental expense and the Company has incurred $238,832 rental expense associated with the lease agreement. During the nine months ended September 30, 2011, the Company also made advance to and received repayment from Cheng Long in the amount of $0.9 million. As of September 30, 2011 and December 31, 2010, the Company did not have remaining balances with the related party.

See report of independent registered public accounting firm	Page F-22

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Note 13 – Shareholders' equity

Registered Direct Offerings

In January 2011, the Company entered into a Securities Purchase Agreement with certain purchasers pursuant to which the Company sold a total of 1,000,000 shares of common stock, par value $0.001 per share, for an aggregate purchase price of $10,000,000. Subtracting placement agent fees, legal and other expenses, net proceeds amounted to $9,391,482. The shares were priced at $10.00 per share. The Purchasers also received warrants to purchase an aggregate of 250,000 shares of Common Stock (subject to adjustment in certain circumstances) at an exercise price of $10.00 per share. The Warrant was exercisable for 180 days beginning on the date of the initial issuance of the Warrant.

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

  Expected volatility of 34.03%
  Expected dividend yield of 0%
  Risk-free interest rate of 0.190%
  Expected lives of 180 days
  Market price at issuance date of $8.85
  Strike price of $10.00

The value of the warrants was based on the Company’s common stock price of $8.85 on the date the warrants were issued. The warrants were valued at $110,815 when they were issued on January 11, 2011 and expired on July 10, 2011.

		Average	Average
	Warrants		Remaining
		Exercise	Contractual
	Outstanding	Price	Life
Balance, December 31, 2010	142,131	$4.29	0.66
Granted	250,000	10.00	0.50
Expired	(392,131)	-	-
Exercised	-
Balance, September 30, 2011	-	$-	-

No warrants were outstanding as of September 30, 2011. 142,131 shares of warrants issued to placement agent in connection with the 2008 securities purchase agreement and 250,000 shares of warrants issued in connection with the 2011 registered direct offering were expired in July 2011 and August 2011, respectively $1,349 warrant liability as of June 30, 2011 was reclassified back to additional paid-in capital upon expiration of the warrants.

As of September 30, 2011 and December 31, 2010, warrant liabilities amount to null and $880,565, respectively. The Company recorded a total income of $990,031 and a total loss of $785,350 and $1,508,997 in the Company’s statements of income related to the change in fair value of warrants for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively.

Stock Compensation

On May 28, 2010, the Company’s CFO resigned and the 50,000 options granted to her were forfeited.

See report of independent registered public accounting firm	Page F-23

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In February, 2011, the Company issued 5,000 vested shares of common stock to a director pursuant to his Stock Grant Agreement dated June 29, 2009.

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

For the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, $793,972, $56,019 and $47,057 were recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Balance, January 1, 2011	50,000	$6.90	$179,000
Granted	-
Forfeited	-
Exercised	-
Balance, September 30, 2011	50,000	6.90	-

Following is a summary of the status of options outstanding at September 30, 2011:

Outstanding Options			Exercisable Options

		Average	Average		Average
		Remaining			Remaining
Exercise Price	Number	Contractual	Exercise	Number	Contractual Life
		Life	Price
$6.00	27,500	2.75	$6.00	27,500	1.51
$8.00	22,500	2.15	$8.00	22,500	0.97
Total	50,000			50,000	2.48

There is no aggregate intrinsic value of exercisable shares as of September 30, 2011.

Note 14 - Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computation for:

See report of independent registered public accounting firm	Page F-24

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	Nine months ended September 30,		Years ended December 31,
Basic earnings per share	2011	2010	2010	2009
		(Unaudited)
Net income attributable to holders of common shares	$29,558,348	$36,789,370	$43,197,529	$23,353,093
Basic weighted average number of common shares outstanding	35,654,398	34,513,314	34,547,224	30,771,356
Basic earnings per share	$0.83	$1.07	$1.25	$0.76

	Nine months ended September 30,		Years ended December 31,

Dilutive earnings per share	2011	2010	2010	2009
		(Unaudited)
Net income attributable to holders of common shares	$29,558,348	$36,789,370	$43,197,529	$23,353,093
Basic weighted average number of common shares outstanding	35,654,398	34,513,314	34,547,224	30,771,356
Warrants	23,475	180,004	118,821	160,110
Stock compensation	-	34,305	29,594	14,926
Dilutive weighted average number of common shares outstanding	35,677,873	34,727,623	34,695,639	30,946,392

Dilutive earnings per share	$0.83	$1.06	$1.25	$0.75

The Company granted its independent directors and officer restricted common stocks of 5,000 shares vesting in 2011 and 100,000 option shares on June, 2009. The stock compensation is included in the diluted earnings per share for the periods ended December 31, 2010 and 2009 due to its dilutive nature. The 50,000 option shares granted to its independent directors was anti-dilutive for the nine months ended September 30, 2011.

The warrants issued in 2008 with an exercise price of $4.29 and expired on August 2011 was included in the diluted earnings per share for the period ended September 30, 2011. The warrants issued in 2008 with an exercise price of $4.29, 50,000 warrants issued in 2007 with an exercise price of $6.00, and investor warrants issued in 2009 and 2010 have been included in the diluted earnings per share calculation for the period ended September 30, 2011 and for the year ended December 31, 2010, and warrants issued in 2008 and 2009 have been included in the diluted earnings per share calculation for the year ended December 31, 2009 due to their dilutive nature.

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

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows:

(in thousands)	Nine Months Ended September 30,		Years Ended December 31,
	2011	2010	2010	2009
		(Unaudited)
Power Supply	$48,814	$38,798	$51,963	$28,206
Petrochemical and Oil	51,007	37,346	55,635	16,250
Water Supply	33,408	34,548	43,626	28,301
Metallurgy	6,581	6,236	8,999	6,173
Other	21,585	14,439	23,473	16,440
Total sales revenue	$161,395	$131,367	$183,696	$95,370

See report of independent registered public accounting firm	Page F-25

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(in thousands)	Nine Months Ended September 30,		Years Ended December 31,
	2011	2010	2010	2009
		(Unaudited)
Domestic sales in the PRC	$153,223	$126,856	$177,006	$89,538
International sales	8,172	4,511	6,690	5,832
Total sales revenue	$161,395	$131,367	$183,696	$95,370

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

Changsha Valve acquisition

In February 2010, the Company acquired all the equity interests in Able Delight (Changsha) Valve Co, Ltd., formerly an indirect subsidiary of Watts Water Technologies, Inc. (‘Watts”), and later known as Changsha Valve, for a purchase price of $12.12 million plus certain assumed obligations and acquisition expenses of $2.81 million, or an aggregate expenditure of approximately $15 million. Changsha Valve was purchased from Able Delight Investment, Ltd.(“Able Delight”), which had acquired Changsha Valve from Watts in January 2010 with $6.07 million from funds loaned to it by the Company. The Company directly paid the balance of $8.93 million to other parties as disclosed in 8-KA released on November 18, 2010.

See report of independent registered public accounting firm	Page F-26

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Able Delight had been formed in November 2009 by Qing Lu, the wife of Bin Li, a 34% stockholder of the Company, in order to facilitate the Company’s purchase of Changsha Valve. The Company’s purchase price included the discharge of the loan, payments to certain of Watt’s subsidiaries, and certain other financial obligations of Changsha Valve.

The formation of Able Delight Investment was required by Watts Regulator. Watts Regulator required, as a condition of the sale of Changsha Valve, that the purchasing party be a company whose registered owner was not the Company, a direct competitor of Watts Regulator. It also required the purchasing party to be a wholly foreign owned entity outside China to ensure that Changsha Valve would maintain its status as a wholly foreign owned enterprise in China after the acquisition. Mr. Siping Fang, the then CEO of the Company asked Qing Lu to form Able Delight because Qing Lu is a Canadian citizen and would be qualified to set up such a wholly foreign owned entity, be it in Hong Kong or the British Virgin Islands, or somewhere else outside China. In addition, Qing Lu is a trusted relative of Mr. Siping Fang. Therefore, Able Delight was formed in November 2009 after the Company entered into serious negotiations with Watts Regulator to facilitate the acquisition of Changsha Valve. Changsha Valve is a manufacturer of butterfly and other valves used by hydro, thermal and nuclear power plants and in water and sewage treatment applications.

The acquisition of Changsha Valve was a two step process. Because Watts (the owner of Changsha Valve) preferred not to sell Changsha Valve to a public company, Able Delight was set up as an intermediary to facilitate the transaction. Able Delight signed a loan agreement with the Company to acquire Changsha Valve from Watts. Then Able Delight acquired Changsha Valve on behalf of the Company, and then transferred its ownership to the Company on February 3, 2010. Pursuant to the purchase agreement between Able Delight and Watts, Able Delight paid $6 million to Watts. Pursuant to email communications, Able Delight, the Company and Watts agreed that as a post-closing condition to the agreement between Watts and Able Delight, the Company would pay $8.93 million to Watts in order to settle certain liabilities of Changsha Valve concurrently, including vendor payables, unpaid salaries and sales commissions, severance payments and etc, besides the cash consideration paid by the Company through Able Delight to Watts.

Although the Company purchased Changsha Valve through Able Delight, the essence of the transaction was that the Company purchased Changsha Valve from Watts in an arm-length transaction. As mentioned above, the acquisition was a two step process to satisfy the seller requirement that Changsha Valve would not be sold to a publicly traded company.

The Company acquired Changsha Valves through the formation of a new corporation, Able Delight. Although in form the creation of a new company to effect the business combination is different than a business combination between the separate companies, in substance the transaction is no different from a transaction in which one of the combining entities directly acquires the other. Therefore, the transaction should be accounted for as if one of the combining entities directly acquires the other and the acquisition method is applied to each of the combining entities.

Net assets acquired included the following:

Changsha Valve	Fair Value	Assumed by the Company
Cash	$8,740	$8,740
Receivables	3,454,156	3,454,156
Inventory	4,954,596	4,954,596
Buildings and equipment	4,595,254	4,595,254
Intangible Assets	5,490,873	5,490873
Total assets	18,503,619	18,503,619
Payables	3,703,845	3,703,845
Total liabilities	3,703,845	3,703,845
Net assets	$14,799,774	$14,799,774

See report of independent registered public accounting firm	Page F-27

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed and recorded a gain of approximately $2.68 million in other income in the current period.

Hanwei Valve acquisition

On April 8, 2010, the Company acquired, from certain unaffiliated individuals, 100% of equity interests in the two entities that were owners of the joint venture that in turn owned Hanwei Valve. Together with certain intangible assets used in the operation of Hanwei Valve, Hanwei Valve was acquired for an aggregate of $19.5 million. Hanwei Valve is a manufacturer of various valve products and the sole producer in China of the fully-welded ball valve used in long distance gas pipelines and the 24-way rotary valve used in the petrochemical industry.

Net assets of Hanwei Valve acquired at the acquisition date were as follows:

		Assumed by the
Hanwei Valve	Fair Value	Company
Inventory	$1,802,490	$1,802,490
Buildings and Equipment	2,526,087	2,526,087
Intangible Assets	4,121,271	4,121,271
Total assets	8,449,848	8,449,848
Total liabilities	-	-
Net assets	$8,449,848	$8,449,848

Consideration paid	19,495,922	19,495,922
Goodwill	$11,046,074	$11,046,074

The Company allocated the purchase price based on the fair value of the assets acquired and recorded goodwill of approximately $11.0 million in the current period. The goodwill recognized in conjunction with the acquisition of Hanwei represents intangible values that Hanwei has built over its more than 16 years of history, which do not qualify for separate recognitions. These values include, but are not limited to:

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

Pro Forma

The following unaudited pro forma condensed income statement for the fiscal years ended, September 30, 2011 and December 31, 2010 were prepared under generally accepted accounting principles, as if the acquisitions of Hanwei Valve, Yangzhou Rock and Changsha Valve had occurred as of the first day of the respective periods. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the date indicated.

See report of independent registered public accounting firm	Page F-28

CHINA VALVES TECHNOLOGY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	Pro forma
	For the nine months ended	For the years ended,
	September 30, 2011	December 31 2010
Revenue	$245,684,743	$186,157,313
Net income	$53,835,263	$43,284,793

See report of independent registered public accounting firm	Page F-29