Form 10-Q
period 2011-12-31
CHINA VALVES TECHNOLOGY, INC
filed 2012-02-09
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________To ____________

Commission File Number : 001-34542

CHINA VALVES TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0891931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21F Kineer Plaza, 226 Jinshui Road ,Zhengzhou, Henan Province, People’s Republic of China	450008
(Address of principal executive offices)	(Zip Code)

(86) 371-8612-7222
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

As of February 6, 2012, there were 36,119,654 shares of common stock of the registrant outstanding. There is only one class of common stock.

CHINA VALVES TECHNOLOGY, INC.
FORM 10-Q
INDEX

Part I - Financial Information

Item 1. Financial Statements

The accompanying unaudited consolidated balance sheets, statements of income and other comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011.

The results of operations for the three-month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	December31, 2011	September 30, 2011
ASSETS	(Unaudited)	(Unaudited)

Current assets:
Cash and cash equivalents	$21,379,092	$28,076,692
Restricted cash	2,037,449	2,344,276
Notes receivable	1,870,984	1,465,369
Accounts receivable, net of allowance for doubtful accounts of $4,599,966 and $4,052,398 as of December 31, 2011 and September 30, 2011, respectively	139,933,486	124,514,274
Other receivables	5,715,772	5,106,572
Inventories, net of allowance of $1,945,946 and $2,394,319 as of December 31, 2011 and September 30, 2011, respectively	24,304,412	23,868,885
Advances on inventory and equipment purchases	1,906,926	2,421,390
Advances on inventory purchase - related party	529,176	1,552,123
Prepaid expenses and other current assets	105,061	79,295
Total current assets	197,782,358	189,428,876
Property, plant and equipment, net	40,356,502	40,192,636
Accounts receivable - retainage, long term	8,872,799	5,724,024
Goodwill	34,171,701	33,976,186
Intangibles, net	22,895,338	22,914,008
Other investments, cost	819,756	815,066
Other non-current assets	15,839	395,514
Deferred tax assets	1,013,941	-
Total assets	$305,928,234	$293,446,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	$27,652,827	$24,575,461
Accounts payable - related parties	-	786,471
Short-term loans	8,124,294	6,513,810
Other payables	4,686,700	5,287,964
Other payables - related parties	274,165	94,226
Notes payable	471,900	469,200
Accrued liabilities	3,353,668	4,091,998
Customer deposits	12,202,929	11,139,936
Income and other taxes payable	7,150,714	8,462,128
Total current liabilities	63,917,197	61,421,194

Commitments and contingencies	-	-

Shareholder’s Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized; 35,869,654 and 35,869,654shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	35,869	35,869
Additional paid-in capital	107,055,599	106,508,099
Statutory reserves	11,460,305	11,224,490
Retained earnings	103,534,944	95,571,501
Accumulated other comprehensive income	19,924,320	18,685,157
Total shareholders’ equity	242,011,037	232,025,116

Total liabilities and shareholders’ equity	$305,928,234	$293,446,310

The accompanying notes are an integral part of these consolidated financial statements (unaudited).

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Amounts in U.S. dollars) (Unaudited)

	Three months ended December 31,
	2011	2010

Sales	$55,666,973	$51,710,382
Sales – related parties	51,949	618,793
Total sales	55,718,922	52,329,175

Cost of sales	(35,433,899)	(33,882,245)

Gross profit	20,285,023	18,446,930

Operating expenses:
Selling expenses	(3,777,131)	(3,763,452)
General and administrative expenses	(5,870,942)	(6,534,031)
Research and development expenses	(107,060)	(46,997)

Total operating expenses	(9,755,133)	(10,344,480)

Income from operations	10,529,890	8,102,450

Other income (expenses):
Other income, net	140,675	178,694
Gain from acquisition	-	2,698,642
Interest and finance expense, net	(90,641)	(18,708)
Change in fair value of warrant liabilities	-	(522,717)
Total other income, net	50,034	2,335,911

Net income before income taxes	10,579,924	10,438,361

Provision for income taxes	(2,380,666)	(4,030,202)

Net income after income taxes	8,199,258	6,408,159

Other comprehensive income:
Foreign currency translation adjustment	1,239,163	2,481,436

Comprehensive income	$9,438,421	$8,889,595

Basic earnings per share:
Weighted average number of shares	35,869,654	34,647,847
Earnings per share	$0.23	$0.18

Diluted earnings per share:
Diluted weighted average number of shares	35,869,654	34,759,078
Earnings per share	$0.23	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,199,258	$6,408,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expenses	1,470,234	1,762,403
Allowance for doubtful accounts	523,583	(129,932)
Gain on acquisition	-	(2,698,642)
Loss on disposal of fixed assets	4,080	-
Stock-based compensation	547,500	32,171
Change in fair value of warrant liabilities	-	522,717
Inventory allowance and wrote off	-	725,881
Deferred tax assets	(1,012,651)	-

Change in operating assets and liabilities:
Notes receivable	(396,677)	(2,165,230)
Accounts receivable-trade and retainage, short term	(15,207,585)	(3,830,343)
Accounts receivable - related parties	-	(207,309)
Other receivables	(579,586)	2,078,190
Prepaid expenses and other current assets	(47,791)	2,296,638
Inventories, net	(297,794)	3,964,342
Advances on inventory purchases	527,726	(716,691)
Advances on inventory purchases-related party	1,030,566	(917,202)
Accounts receivable - retainage, long term	(3,111,874)	(4,920,724)
Accounts payable-trade	2,932,215	6,269,612
Accounts payable-trade- related parties	(789,991)	2,382,906
Other payables	(856,429)	3,234,254
Other payables - related parties	171,347	193,988
Accrued liabilities	(754,131)	41,832
Customer deposits	997,619	(906,877)
Taxes payable	(1,343,085)	928,057
Net cash provided by(used in) operating activities	(7,993,466)	14,348,200
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of intangible assets	(52,314)	(352,492)
Cash proceeds from sale of equipment	35,658	-
Purchases of equipment	(834,817)	(506,531)

Net cash used in investing activities	(851,473)	(859,023)
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	319,910	159,331
Net proceeds from short-term loan - banks and others	1,797,224	3,623,061
Repayments of notes payables	-	(297,700)
Net cash provided by financing activities	2,117,134	3,484,692
Effects of foreign currency translation	30,205	459,092
Net increase(Decrease) in cash and cash equivalents	(6,697,600)	17,432,961
Cash and cash equivalents, beginning of period	28,076,692	8,387,646
Cash and cash equivalents, ending of period	$21,379,092	$25,820,607
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$90,641	$66,451
Cash paid for income taxes	$3,695,100	$3,780,831

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 –Description of Business and Basis of Presentation

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

REPORTING ENTITIES

The accompanying consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
China Valves Technology (Changsha) Valve Co., Ltd. (“Changsha Valve”)	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd. (“Yangzhou Rock”)	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd. (“Kaifeng Valve”)	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZD Valve., Ltd. (“ZD Valve”)	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd. (“Taide Valve”)	PRC	100% Indirectly	Manufacturing
Shanghai Pudong Hanwei Valve Co., Ltd. (“Hanwei Valve”)	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
China Valves Technology Holdings Co., Ltd. (formerly China Fluid Equipment Holdings Limited)	Hong Kong	100% Directly	Holding Company

Note 2 – Summary of significant accounting policies

RESTATEMENT

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the year ended September 30,2011 have been restated to correct the under accrued Value Added Tax for the year ended September 30,2011. The restatement made the Company’s previously reported cost of sales in the consolidated statements of income for the year ended September 30,2011 increase $2,670,688 and the income and other tax payables in the consolidated balance sheet as of September 30,2011 increased $2,670,688. The retained earnings in the consolidated balance sheet and consolidated statements of stockholders’ equity as of September 30,2011 decreased $2,670,688.The restatement has no effect for the cash flow for the year ended September 30,2011.

CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively referred to herein as the “Company”). All significant intercompany accounts and transactions have been eliminated during the process of consolidation. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of acquisition. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

The Renminbi (“RMB”) of the People’s Republic of China has been determined to be the Company’s functional currency. The Company uses the U.S. dollar for financial reporting purposes.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. These criteria are generally satisfied at the time of delivery for domestic sales when risk of loss and title passes to the customer. For international sales, the revenue recognition criteria are generally satisfied under Freight on Board (“FOB”) terms, in which the Company’s responsibility ends once the goods clear the port of shipment. Revenues presented on the consolidated statements of operations and comprehensive income is net of a value-added tax (“VAT”) taxes.

The Company allows its customers to retain 5% to 10% of the contract prices as retainage during the warranty period, usually 12 or 24 months after the products were put into use, to guarantee product quality. Retainage is considered as a payment term included as a part of the contract price, and recognized as revenue based upon delivery of products. Due to nature of the retainage, the Company’s policy is to take into revenue the full value of the contract without VAT, including any retainage, as it performs against the contact since the Company has experienced insignificant warranty claims historically resulting in the Company having to repair or exchange a defective product. Due to the infrequency and insignificant amount of warranty claims, the ability to collect retainage is reasonably assured and is recognized at the time of delivery.

The Company also provides services to some of its sales agents and distributors. The Company recognizes revenue on these services once a contract is signed and the services have been rendered.

WARRANTIES

The Company typically provides warranty for all of its products and provides replacement or credit to its customers who are not satisfied with the products for a period of one year from the date of shipment. The Company has not established reserve funds for potential customer claims because, historically, the Company has not experienced significant customer complaints about its products. The Company believes that its customer support teams, quality assurance team and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. The Company reviews customer claims on a monthly basis and may establish a reserve when necessary.

VALUE ADDED TAX (“VAT”)

All China-based enterprises are subject to a VAT imposed by the PRC government on their domestic product sales. The output VAT is charged to customers who purchase goods from the Company and the input VAT is paid when the Company purchases goods from its vendors. Input VAT rates are 17% for the purchasing activities conducted by the Company. Output VAT rate is 17% for all products. The input VAT can be offset against the output VAT. The VAT payable or recoverable balance presented on the consolidated balance sheets represents either the input VAT less than or larger than the output VAT.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $ 244,641 and $385,656 for the three months ended December 31, 2011, and 2010, respectively.

ADVERTISING EXPENSES

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $58,782 and $86,748 for the three months ended December 31, 2011 and 2010, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities and which have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment and depreciated over their estimated useful lives.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents. The Company maintains its cash accounts at creditworthy financial institutions and closely monitors the movements of its cash positions.

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

ACCOUNTS RECEIVABLES

The Company’s business operations are conducted in the PRC by selling on various payment terms.

The Company regularly evaluates and monitors the creditworthiness of each of its customers in accordance with the prevailing practice in the valve industry and based on general economic conditions in China. The Company maintains a general policy of providing allowance for doubtful accounts as follows:

Aging of Accounts Receivables	Allowance Percentage
With 12 months	-
12-24months	5%
24-36months	25%
Above 36months	100%

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

INVENTORIES

Inventories are stated at the lower of cost or market determined using the weighted average method which approximates cost and estimated net realizable value. Cost of work in progress and finished goods comprise direct material, direct production costs and an allocated portion of production overhead costs based on normal operating capacity.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation expense is determined using the straight-line method over the estimated useful lives of the assets, as follows:

Estimated Useful
Economic Life
Buildings and improvement	10-30 years
Machinery and equipment	5-10 years
Office furniture and equipment	5 years
Motor Vehicles	8-10 years

Maintenance and repairs are charged directly to expense as incurred, whereas improvements and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as a line item in statements of income before income from operations.

Construction in progress represents direct costs of construction as well as acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Interest incurred during the period required to complete the construction is capitalized into construction in progress. All other interest is expensed as incurred. No depreciation is provided until construction is completed and the asset is ready for its intended use. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

INTANGIBLE ASSETS

Intangible assets consist of patents, software and land use rights. Patents are being amortized over 5-20 years as management believes those are the estimated useful life of the patents currently owned by the Company. Software is amortized over 10 years, its estimated useful life.

According to the laws of the PRC, the government owns all the land in the PRC. Companies or individuals are authorized to possess and use the land only through the land use rights granted by the government. The land use rights represent cost of the rights to use the land in respect of properties located in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 46.4 -50 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, in accordance with ASC 360, Property, Plant and Equipment, reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability is determined by comparing projected undiscounted cash flows associated with such assets to the related carrying value.

An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company performed impairment review on its long-lived assets.For the products manufactured by certain equipment that did not meet the customer’s needs any more, the Company determined that the equipment was technically obsolete and needed to be replaced with new equipment to meet the customer’s current and future needs. $0 and $ 1,341,962 impairment losses were recognized for the three month periods ended December 31, 2011 and 2010, respectively.

RETIREMENT AND OTHER POST RETIREMENT BENEFITS

Full-time employees of the Company in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require the Company to make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Company accounts for the mandated defined contribution plan under the vested benefit obligations approach based on the guidance of ASC 715, Compensation—Retirement Benefits.

The total amounts for such employee benefits which were expensed were $552,755 and $440,142 for the three month periods ended December 31, 2011 and 2010, respectively.

INCOME TAXES

The Company follows ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted ASC 740-10-25, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of ASC 740-10-25.

COMPREHENSIVE INCOME

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statements of operations and comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

CONCENTRATIONS OF CREDIT RISK AND RISK FACTORS

Environment—The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, restrictions on currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Bank Deposits—Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of December 31, 2011 and September 30, 2011, the Company’s cash and restricted cash balances, totaling $23,327,294 and $29,508,367 respectively were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Trade Accounts Receivable—Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers dispersed across diverse markets and generally short payment terms. Credit is extended based on an evaluation of the customer’s financial condition and collateral generally is not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected.

Revenues—Substantially all of the Company’s revenues are derived from sales of valves in the PRC. Any significant decline in market acceptance of the Company’s products could impair our ability to operate effectively. Five major customers represented approximately 19% and 13% of the Company’s total sales for the three -month periods ended December 31, 2011 and 2010, respectively. Sales from the largest customer accounted for 7% and 4% of total sales for the three months periods ended December 31, 2011 and 2010, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company holds. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

  Level 2—Valuation based on quoted prices in markets that are not active for which all significant inputs are observable, either directly or indirectly.

  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The Company adopted ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has not adopted ASC 820 for nonfinancial assets and nonfinancial liabilities, as these items are not recognized at fair value on a recurring basis. The adoption of ASC 820 for all financial assets and liabilities did not have any impact on the Company’s consolidated financial statements and the Company does not expect to have any impact on the Company’s consolidated financial statements if ASC 820 for nonfinancial assets and liabilities is adopted.

Financial instruments include cash and cash equivalents, restricted cash, accounts receivables, prepayments and other receivables, investments, short term borrowings from banks, accounts payable and accrued expenses and other payables. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepayments and other receivables, investments, short -term loans, accounts payable and accrued expenses approximate their fair value due to the short-term maturities of these instruments.

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.0955% of China Perfect Machinery Industry Co. Ltd. and approximately 1.6% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $819,756 and $815,066 as of December 31, 2011 and September 30, 2011, respectively. There has been no change in the carrying value since initial investment, other than the effects of translation difference.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of December 31, 2011, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2011 and September 30, 2011, customer deposits amounted to $ 12,202,929 and $11,139,936, respectively.

STOCK COMPENSATION

The Company receives employee and certain non-employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The Company accounts for stock compensation expense under the fair value recognition provisions of the ASC 718, which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.

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

Note 3 – Accounts receivable, net

Accounts receivable consists of the following:

	December 31, 2011	September 30, 2011
	(unaudited)	(unaudited)
Total accounts receivable	$153,406,251	$134,290,696
Allowance for bad debts	(4,599,966)	(4,052,398)
Accounts receivable, net	148,806,285	130,238,298
Accounts receivable – non-current retainage	(8,872,799)	(5,724,024)
Accounts receivable (including related party) – current	$139,933,486	$124,514,274

As of December 31, 2011 and September 30, 2011, retainage held by customers included in the Company’s accounts receivable was as follows:

	December 31, 2011	September 30, 2011
	(unaudited)	(unaudited)
Retainage
Current	$15,302,545	$13,854,814
Non-current	8,872,799	5,724,024
Total retainage	$24,175,344	$19,578,838

The following represents the changes in the allowance for doubtful accounts:

	December 31, 2011	September 30,2011
	(unaudited)	(unaudited)
Balance, beginning of the period	$4,052,398	$998,739
Additions to the reserve	523,583	2,974,399
Foreign currency translation adjustment	23,985	79,260
Balance, end of the period	$4,599,966	$4,052,398

Note 4 – Inventories, net

	December 31, 2011	September 30,2011
	(unaudited)	(unaudited)
Raw materials	$7,082,646	$5,438,464
Work-in-progress	6,624,996	9,088,975
Finished goods	10,559,396	8,613,573
Semi-finished products	1,355,761	1,417,185
Inventory in transit	627,559	1,705,007
Total	26,250,358	26,263,204
Less: Inventory reserve	(1,945,946)	(2,394,319)
Inventories, net	$24,304,412	$23,868,885

As of December 31, 2011 and September 30, 2011, the management of the Company estimated its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value.

Per the estimation, the Company recognized $1,945,946 and $2,394,319 inventory allowance for slow moving inventory as of December 31, 2011 and September 30, 2011, respectively, most of which were slow moving commodity valves produced for general usage whose technical specification was obsolete. The Company recognized $0 and $706,836 inventory impairment loss as cost of sales for the three months periods ended December 31, 2011 and 2010, respectively. During the three months periods ended December 31, 2011, the Company disposed some of slow moving inventories, which made the inventory allowance decrease $448,373 as of December 31, 2011.

Note 5 –Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31, 2011	September 30,2011
	(unaudited)	(unaudited)
Buildings and improvements	$23,760,818	$23,592,085
Machinery and equipment	28,940,753	27,934,105
Motor vehicles	2,942,756	2,925,919
Office equipment	1,686,766	1,665,384
Construction in progress	230,471	165,511
Total	57,561,564	56,283,004
Less: Accumulated depreciation	(17,205,062)	(16,090,368)
Plant and equipment, net	$40,356,502	$40,192,636

Depreciation expenses were $1,267,583 and $1,572,812 for the three months ended December 31, 2011 and 2010, respectively.

Certain buildings with an aggregate carrying value of $1,516,132 were pledged as collateral for bank loans as of December 31, 2011.

Note 6 – Goodwill

Goodwill represents the excess of cost of an acquisition business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of the acquisition.

Goodwill for impairment has been tested annually, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company determines the reporting units based on following factors: a. it engages in business activities from which it may earn revenues and incur expenses; b. its operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance; and c. its discrete financial information is available. No impairment loss was incurred for the three months ended December 31, 2011and 2010 based on the Company’s estimation.

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

A summary of changes in the Company’s goodwill was as follows:

Goodwill
Balance, September 30, 2011	$33,976,186
Foreign currency translation adjustment	195,515
Balance, December 31, 2011	$34,171,701

The goodwill was generated from the acquisitions of a number of companies engaged in production of valves in China. According to ASC805 “Business Combinations”, the acquisition of these businesses should be treated as acquisition of a business. Any excess of the purchase prices over the estimated fair values of the net assets acquired is recorded as goodwill.

In 2004, the Company acquired two companies engaged in the production of valves. The Company recognized approximately $21 million goodwill representing the excess of cost of an acquisition business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of the acquisition.

On April 8, 2010, the Company acquired 100% of Hanwei Valve and recognized approximately $11 million goodwill representing the excess of cost of an acquisition business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of the acquisition.

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

The Company has six operating subsidiaries as reporting units included in continuing operations as of December 31, 2011, among which three reporting units had goodwill. The following table represents goodwill of the three subsidiaries as of December 31, 2011 and September 30, 2011, respectively.

(in thousands)	December 31, 2011	September 30, 2011
	(Unaudited)	(unaudited)
Kaifeng Valve	$10,783	$10,783
ZD Valve	10,029	10,029
Hanwei Valve	11,046	11,046
Foreign currency translation adjustment	2,314	2,118
Total	$34,172	$33,976

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	December 31, 2011	September 30, 2011
	(unaudited)	(unaudited)
Patents	$2,781,752	$2,765,836
Software	1,914,014	1,850,982
Land use rights	20,134,396	20,019,196
Total	24,830,162	24,636,014
Less: Accumulated amortization:
Patents	(354,716)	(307,061)
Software	(497,028)	(442,451)
Land use rights	(1,083,080)	(972,494)
Total accumulated amortization	(1,934,824)	(1,722,006)
Intangibles, net:
Patents	2,427,036	2,458,775
Software	1,416,986	1,408,531
Land use rights	19,051,316	19,046,702
Intangibles, net	$22,895,338	$22,914,008

Amortization expense was $202,651 and $189,591 for the three months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, certain land use rights with an aggregate carrying value of $5,891,214 were pledged as collateral for short-term bank loans.

Note 8 – Loans

SHORT-TERM LOANS:	December	September 30,
	31, 2011	2011
	(unaudited)	(unaudited)

Bank of Communications , Changsha branch, due December 2012, annum interest at 7.872%, pledged by Changsha Valve’s land use rights	$629,200	$625,600
China Everbright Bank, Changsha branch, due June 2012, annum interest at 7.572%, pledged by Changsha Valve’s land use rights and buildings	943,800	938,400
China Citic Bank, Zhengzhou branch, due December 2012 annum interest at 8.528%, guaranteed by Kaifeng Cast Iron Co., Ltd.	4,719,000	3,128,000
Unrelated third parties, due on demand, annum interest rate range from 0% to 10.000%, and unsecured	988,165	982,511
Local Bureau of Finance, Kaifeng City, due on demand, non-interest bearing and unsecured	844,129	839,299
Total short-term loans	$8,124,294	$6,513,810

Interest expense incurred for the three months ended December 31, 2011 and 2010 amounted to $90,641 and $6,299, respectively. For the three months ended December 31, 2011 and 2010, $nil and $60,152 interest expense was capitalized for assets, respectively. As of December 31, 2011, there are no restrictive covenants related to the loans stated above.

Note 9 – Statutory reserves

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The Company had $11,460,305 and $11,224,490 statutory reserves as of and December 31, 2011 and September 30, 2011, respectively.

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

Note 10 – Commitments and contingencies

The Company’s subsidiary, ZD Valve entered into a lease agreement for a manufacturing plant and office space with Zhengzhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which has been used as rental payments for the following two years. As of December 31, 2011, the prepaid rental had been fully amortized as rental expense.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $227,549.

For the three months ended December 31, 2011 and 2010, total lease expense, including amounts included in cost of sales and administrative expenses, was totally $176,340 and $162,102, respectively.

The future minimum lease payments at December 31, 2011, are as follows:

Amount
Year ending December 31, 2012	$529,693
Year ending December 31, 2013	430,196
Year ending December 31, 2014	338,176
Year ending December 31, 2015 and thereafter	200,481
Total	$1,498,546

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

Contingency

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which was styled Donald Foster, et al. v. China Valves Technology, Inc., et al., was filed in the U.S. District Court for the Southern District of New York. Several substantially identical complaints were subsequently filed in the same court. On or about June 29, 2011, the Court consolidated the three cases referenced above and appointed Bristol Investment Fund, LTD (“Bristol”) as lead plaintiff. In the consolidation order the Court renamed the case In re China Valves Technology Securities Litigation. On August 29, 2011, Bristol filed a consolidated class action complaint, which named additional defendants including an individual shareholder of the Company and the Company’s auditor. The Company and the individual defendants filed a motion to dismiss the consolidated complaint in the class action on November 21, 2011. Plaintiffs’ filed their opposition to defendants ’ motion dismiss. Defendants have 45 days from February 3,2012 to file a reply.

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

Nevertheless, there is possibility that a loss may have been incurred from above class actions. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2011 since the possible loss or range of loss cannot be reasonable estimated.

Note 11 – Related party transactions

The Company had the following significant related party balances as of December 31, 2011 and September 30, 2011, respectively:

	December 31,	September 30,
	2011	2011
	(Unaudited)	(unaudited)
Advances on inventory purchase - related party, the Casting Company	529,176	1,552,123
Accounts payable – related party, payable to Zhengzhou Tonghai Trade	-	(783,148)
Accounts payable – related party: Kaifeng Zhenghe Northern Song Porcelain Art Co., Ltd.	-	(3,323)
Other payable: cash advance from officers, unsecured, interest-free, due on demand	(274,165)	(94,226)
Total	$255,011 $	671,426

The Company had the following significant related party transactions for the three months periods ended December 31, 2011 and 2010, respectively:

(1)On August 26, 2008, Kaifeng Valve purchased some land use rights and real estate from Kaifeng High-Pressure Valve Steel Casting Co., Ltd, a company controlled by the Company’s chairman, Mr. Siping Fang, through the issuance of 2,750,000 shares of the Company’s common stock at $3.576 per share. On April 11, 2009, Kaifeng Valve and the Casting Company entered into a leasing agreement pursuant to which the Casting Company leased back the portion of the Real Estate used at an annual rental of $400,000 for a period of two years starting on April 1, 2009. The lease agreement was automatically extended for one more year when no disagreement was raised as of April 1, 2011. For the three months period ended December 31, 2011 and 2010, total rental income from the Casting Company amount to $100,000 and $100,000, respectively.

(2)The Company also purchases raw material, such as castings, from and sells scrap metals and valves to the Casting Company. Total raw material purchase from the related party amounted to $663,732 and $1,370,322 for the three months ended December 31, 2011 and 2010, respectively. The Company also sold a total of $ 0.03million and $0.04million of valves to the Casting Company for the three months ended December 31, 2011 and 2010, respectively.

(3)The Company makes finished goods and raw material purchases from and valve sales to related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by an officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $1,213,054 and $1,471,792 for the three months ended December 31, 2011 and 2010, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $0.02million and $0.47million for the three months ended December 31, 2011 and 2010, respectively.

Note 12 – Stock compensation

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

For the three months ended December 31, 2011 and 2010, $547,500 and $32,171 were recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:		Weighted-
	Number of	Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at October 1, 2011	50,000	$6.90	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at December31, 2011	50,000	6.90	-
Exercisable at December 31,2011	50,000	6.90	-

Following is a summary of the status of options outstanding at December 31, 2011:

Outstanding and Exercisable Options

		Average
		Remaining
Exercise Price	Number	Contractual
		Life
$6.00	27,500	2.50
$8.00	22,500	1.90
Total	50,000	2.23

There is no aggregate intrinsic value of exercisable shares as of December 31, 2011.

Note 13 - Earnings per Share

The Company reports earnings per share in accordance with the provisions of the accounting standard regarding ASC260 "Earnings per Share." This accounting standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
Basic earnings per share	2011	2010
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$8,199,258	$6,408,159
Basic weighted average number of common shares outstanding	35,869,654	34,647,847
Basic earnings per share	$0.23	$0.18

	Three months ended December 31,
Dilutive earnings per share	2011	2010
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$8,199,258	$6,408,159
Basic weighted average number of common shares outstanding	35,869,654	34,647,847
Warrants	-	92,431
Stock compensation	-	18,801
Dilutive weighted average number of common shares outstanding	35,869,654	34,759,079
Dilutive earnings per share	$0.23	$0.18

No options in the three months ended December 31, 2011.

The 50,000 option shares granted to its independent directors and 750,000 restricted stock granted to its officers in 2011 were anti-dilutive for the three months ended December 31, 2011 as the average stock price was lower than the exercise prices. No anti-dilutive for the three months ended December 31, 2010.

Note 14 – Segment reporting

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

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company’s net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows (unaudited):

(in thousands)	Three Months Ended December 31,
	2011	2010
	(Unaudited)
Power Supply	$13,026	$13,165
Petrochemical and Oil	21,038	18,289
Water Supply	7,529	9,078
Metallurgy	3,393	2,763
Other	10,733	9,034
Total sales revenue	$55,719	$52,329

(in thousands)	Three Months Ended December 31,
	2011	2010
	(Unaudited)
Domestic sales in the PRC	$52,375	$50,150
International sales	3,344	2,179
Total sales revenue	$55,719	$52,329

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview of Our Business

China Valves Technology, Inc. is a leading developer, manufacturer and after market service provider of comprehensive flow management products and services in China. Our flow service solutions help customers solve problems in critical industries around the world.

As a recognized leader in supplying valves, actuators, forging and castings, valve locks and related services, we supply global infrastructure industries, including nuclear power, fossil power, hydropower, oil and gas, chemical and petrochemical, water treatment, mining and metal, as well as general industrial markets where our products and services add value. With approximately 2,000 employees in China and more than 50 distributors in more than 30 cities, we provide the most convenient services with a local presence.

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

Our principal executive offices are located at 21F Kineer Plaza, 226 Jinshui Road, Zhengzhou, Henan Province, the People’s Republic of China, 475002. Our corporate telephone number is (86) 371-8612-7222. We maintain a website at http://www.cvalve.com that contains information about our company, but that information is not part of this report.

First Quarter Financial Performance Highlights

We continued to experience strong demand for our products and services during the three-month period ended December 31, 2011, which resulted in growth in our sales and net income. The following are some financial highlights for the three-month period ended December 31, 2011:

  Sales: Sales increased $3.4 million, or 6.5%, to $55.7 million for the three months ended December 31, 2011, from $52.3 million for the same period in 2010.

  Gross profit: Gross profit increased $1.8 million, or 10.0%, to $20.3 million for the three months ended December 31, 2011, from $18.4 million for the same period in 2010.

  Income from operations: Income from operations increased $2.4 million, or 30.0%, to $10.5 million for the three months ended December 31, 2011, from $8.1 million for the same period in 2010.

  Net income: Net income increased $1.7 million, or 27.9%, to $8.2 million for the three months ended December 31, 2011, from $6.4 million for the same period in 2010.

  Fully diluted net income per share: Fully diluted net income per share was $0.23 for the three months ended December 31, 2011, as compared to $0.18 for the same period in 2010.

Our results of operations in the first fiscal quarter of 2012, as compared to the same period in fiscal 2010, was materially impacted by the selling of higher gross profit products including 24 -way rotary valves manufactured by Hanwei Valve and the large size butterfly valves sold by Changsha Valve, and the decrease of general and administrative expenses of Changsha Valve in this quarter.

Results of Operations

Comparison of Three Months Ended December 31, 2011 and 2010

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended		Three months ended
	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
		Sales		Sales
	(Unaudited)		(Unaudited)
TOTAL SALES	$55,719	100.0%	$52,329	100%
COST OF SALES	(35,434)	(63.6)	(33,882)	(64.7)

GROSS PROFIT	20,285	36.4	18,447	35.3

OPERATING EXPENSES:
Selling	(3,777)	(6.8)	(3,763)	(7.2)
General and administrative	(5,871)	(10.5)	(6,534)	(12.5)
Research and development	(107)	(0.2)	(47)	(0.1)
Total operating expenses	(9,755)	(17.5)	(10,344)	(19.8)
INCOME FROM OPERATIONS	10,530	18.9	8,102	15.5
OTHER INCOME (EXPENSE):
Other income, net	141	0.3	179	0.3
Interest and finance expense, net	(91)	(0.2)	(19)	0.1
Gain from acquisition	-	-	2,699	5.2
Change in fair value of warrant liabilities	-	-	(523)	(1.0)

Total other income, net	50	0.1	2,336	4.5

INCOME BEFORE INCOME TAXES	10,580	19.0	10,438	20.0
PROVISION FOR INCOME TAXES	(2,381)	(4.3)	(4,030)	(7.8)
NET INCOME	$8,199	14.7	$6,408	12.2

Sales. Our sales revenue for the three months ended December 31, 2011 amounted to $55.7 million, which is approximately $3.4 million, or 6.5%, more than that of the same period in 2010, when we had revenue of $52.3 million. The increase was primarily attributed to strong demand for our ball valves, butterfly valves and globe valves and strong demand for our valves in the petrochemical and oil industries. Sales increases of the three types of products for the three months ended December 31, 2011 were 6.2%, 10.9% and 8.5%, respectively, compared with the same period in 2010. Sales in the petrochemical and oil industries increased 15% compared with the same period in 2010.

The following tables set forth our sales by valve types, in terms of sales revenues for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31,
(All amounts in thousands of U.S. dollars)	2011	2010
	(Unaudited)
Gate valves	$10,620	$11,363
Check valves	2,507	2,806
Globe valves	2,594	2,391
Safety valves	811	768
Butterfly valves	21,332	19,230
Ball valves	8,936	8,411
Vent valves	274	69
Other valves and accessories	8,645	7,291
Total sales revenue	55,719	52,329

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical; (iii) oil; (iv) water supply; and (v) metallurgy. Our revenues in these markets are as follows:

	Three Months Ended December 31,
	2011	2010
(All amounts in thousands of U.S. dollars)	(Unaudited)
Power Supply	$13,026	$13,165
Petrochemical and Oil	21,038	18,289
Water Supply	7,529	9,078
Metallurgy	3,393	2,763
Other	10,733	9,034
Total sales revenue	$55,719	$52,329

Cost of sales. Cost of sales, which consists of raw materials, direct labor and manufacturing overhead expenses, was $35.4 million for the three month period ended December 31, 2011, an increase of $1.6 million, or 4.6%, as compared with $33.9 million for the same period in 2010. Cost of sales as a percentage of total sales were 63.6% and 64.7% for the three month periods ended on December 31, 2011 and 2010, respectively. The raw material costs in the overall costs were approximately 79% and 81% for the three months ended December 31, 2011 and 2010, respectively. Labor cost in the overall costs was approximately 9% and 6% for the three months ended December 31, 2011 and 2010, respectively. The increase in our cost of sales in the three months ended December 31, 2011 was consistent with our increase in sales revenue during the same period.

Gross profit and gross margin. Gross profit was $20.3 million for the three months ended December 31, 2011, an increase of $1.9 million, or 10.0%, as compared with $18.4 million for the three months ended December 31, 2010. Our gross profit margin increased to 36.4% as compared to 35.3% in the same period of 2010. The increase in gross margin was mainly because during the period we sold more high-end valves with higher profit margin ,which includes 24 -way rotary valves manufactured and sold by Hanwei Valve and the large size butterfly valves sold by Changsha Valve, which contributed to the increase in gross profit margin.

Operating expenses. Our total operating expenses decreased by $0.5 million, or 5.7%, to $9.8million for the three months ended December 31, 2011, from $10.3 million for the same period in 2010. The decrease was primarily attributable to a 10.1% decrease in our general and administrative expenses during the 2011 period. The reasons for the decrease are elaborated below. Total expenses as a percentage of sales decreased to 17.5% for the three months ended December 31, 2011 from 19.8% for the same period in 2010.

Selling expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $3.78 million for the three month period ended December 31, 2011, compared with $3.76 million for the period ended December 31, 2010, an increase of $0.02 million, or approximately 0.4% . The increase in our selling expenses in the three months ended December 31, 2011 was consistent with our increase in sales revenue during the same period.

General and administrative expenses. Our general and administrative expenses consist primarily of stock compensation expenses, related salaries and benefits, business development, traveling expenses, legal and professional expenses, depreciation, and bad debt expenses. The general and administrative expenses were $5.9 million for the three month period ended December 31, 2011, compared with $6.5 million for the period ended December 31, 2010, a decrease of $0.6 million, or approximately 10.1%. The decrease was caused by the decrease of Changsha Valve’s general and administrative expenses approximately $1.6 million in the three months ended December 31, 2011, as compared with the same period in 2010 after a successful management integration. Management periodically reviewed accounts receivable balances and based on its assessment of the historical bad debt rate on individual customer receivable balances and aging, customers’ financial conditions, project status in which our valves are used, retainage and current economic trends. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if the trade balance is less than one year. Due to the specificities of our industry, collectability of accounts receivable with aging more than one year was assessed case by case. Before our customers’ projects in which our valves installed are completed and/or the corresponding retainage is due, the customers’ receivable with aging more than one year is generally considered to be recoverable.

Further, our allowance for doubtful debts accounted for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods. Many of our customers with whom we have long-term business relationships have good settlement histories. In the absence of significant bad debt experience, we consider the existing policy as adequate.

For the three months ended December 31, 2011, based on individual collectability assessment, including aging analysis, customer visit and interviews and background research, management decided there would be a higher possibility of failure to collect from several customers due to unfavorable economic trends and poor market liquidity and a $4.6 million allowance has been reserved against their accounts receivable.

Income from Operations. Income from operations was $10.5million for the three-month period ended December 31, 2011, compared with $8.1 million for the period ended December 31, 2010. The increase was primarily attributable to lower general and administrative expenses and higher gross margin in the first quarter of 2012.

Income taxes. We incurred income tax expenses of $2.4 million for the three-month period ended December 31, 2011. This is a decrease of $1.6 million, or 40.9%, from the taxes we incurred for the same period in 2010, which was $4.0 million. The decrease was primarily due to lower taxable income resulting from lower non-deductible expenses. Our effective tax rate was 22.50% for the three-month period ended December 31, 2011, compared with 38.6% for the same quarter in 2010. The decrease was mainly due to the decrease of the income tax rate of ZD Valve from 25% to 15% as a High-Tech Company of PRC in the year of 2011and the lower non-deductible expenses.

Net income. As a result of the foregoing factors, our net income increased by $1.8 million, or 27.9%, to $8.2 million for the three-month period ended December 31, 2011, from $6.4 million for the same period in 2010. Net income as a percentage of sales was 14.7% and 12.2% for the three month periods ended December 31, 2011 and 2010, respectively. The increase was mainly attributable to increased sales of higher profit margin products, the lower general and administrative expenses and lower income taxes.

Liquidity and Capital Resources

We have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our stockholders. As of December 31, 2011, we had cash and cash equivalents of $21.4million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
Net cash (used) provided by operating activities	$(7,993)	$14,348
Net cash used in investing activities	(851)	(859)
Net cash provided by financing activities	2,117	3,485
Effect of foreign currency translation	29	459
Net increase (decrease) in cash and cash equivalents	(6,698)	17,433
Cash and cash equivalents at beginning of the period	28,077	8,388
Cash and cash equivalent at end of the period	$21,379	$25,821

Operating Activities

Net cash used by operating activities was $8 million in the three months ended December 31, 2011, compared with net cash provided by operating activities of $14.3 million for the same period in 2010. The decrease was primarily attributable to the increase in accounts receivable.

Investing Activities

Net cash used in investing activities remained the same at $0.9 million as the three months ended December 31, 2011. The net cash used in investing activities during the period ended December 31, 2011 was primarily used for the purchase of equipment, software and payments made for construction in progress.

Financing Activities

Net cash provided by financing activities was $2.1 million in the three months ended December 31, 2011, compared with $3.5 million in the same period in 2010 as we received less net proceeds from short term loans since the Company’s cash could meet the operating needs.

Capital Expenditures

The capital expenditures in the three months ended December 31, 2011 and 2010 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
Acquisition of intangible assets	$(52)	$(352)
Purchase of equipment	(835)	(507)
Total capital expenditures	$(887)	$(859)

We believe that our current available working capital and bank loans should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2011:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$1,499	$530	$956	$13	$-

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

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three months ended December 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of December 31, 2011 would decrease net income before provision for income taxes by approximately $0.03 million for the three months ended December 31, 2011. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks and restricted cash as of December 31, 2011 and September 30, 2011 amounted to $23,327,294 and $29, 508, 367, respectively, all of which are not covered by insurance. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianbao Wang and our Chief Financial Officer, Mr. Gang Wei, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2011. Based upon, and as of the date of this evaluation, Messrs. Wang and Wei, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended September 30, 2011, which we are still in the process of remediating as of December 31, 2011, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2011 for the description of these weaknesses.

During the quarter, the Company made following progress to improve internal controls.

(a) Hired a third party to help the Company to improve disclosure controls and procedures; and
(b) Strengthened the internal audit function by hired qualified personnel.

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

There were no changes in our internal controls over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our over financial reporting.

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

The Company and the individual defendants filed a motion to dismiss the consolidated complaint in the class action on November 21, 2011. Plaintiffs’ filed their opposition to defendants ’ motion dismiss. Defendants have 45 days from February 3, 2012 to file a reply.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

Date: February 9, 2012	CHINA VALVES TECHNOLOGY, INC.

	By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)