Form 10-Q
period 2012-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2012-05-08
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ To ____________

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

As of May 7, 2012, there were 36,119,654 shares of common stock of the registrant outstanding. There is only one class of common stock.

CHINA VALVES TECHNOLOGY, INC.
FORM 10-Q
INDEX

Part I - Financial Information

Item 1.Unaudited Financial Statements

The accompanying unaudited condensed consolidated balance sheets, condensed statements of income and other comprehensive income, and condensed statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2011.

The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. dollars)

	March 31, 2012	September 30, 2011
ASSETS	(Unaudited)	(Unaudited)

Current assets:
Cash and cash equivalents	$11,060,540	$28,076,692
Restricted cash	4,044,152	2,344,276
Notes receivable	1,058,666	1,465,369
Accounts receivable, net of allowance for doubtful accounts of $8,134,227and $4,052,398 as of March 31, 2012 and September 30, 2011, respectively	152,665,973	124,514,274
Other receivables	7,746,257	5,106,572
Inventories, net of allowance of $1,959,843 and $ 2,394,319 as of March 31, 2012 and September 30, 2011, respectively	28,050,218	23,868,885
Advances on inventory and purchases	4,169,883	2,421,390
Advances on inventory purchase - related party	-	1,552,123
Prepaid expenses and other current assets	98,658	79,295
Total current assets	208,894,347	189,428,876
Property, plant and equipment, net	39,267,005	40,192,636
Accounts receivable - retainage, long term	4,484,135	5,724,024
Goodwill	34,415,741	33,976,186
Intangible assets, net	23,003,465	22,914,008
Other investments, cost	825,610	815,066
Other non-current assets	14,302	395,514
Deferred tax assets	1,885,817	-
Total assets	$312,790,422	$293,446,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$25,067,784	$24,575,461
Accounts payable - related parties	-	786,471
Short-term loans	8,182,314	6,513,810
Other payables	3,280,532	5,287,964
Other payables - related parties	1,030,121	94,226
Notes payable	3,010,044	469,200
Accrued liabilities	5,173,615	4,091,998
Customer deposits	13,221,098	11,139,936
Income and other taxes payable	8,241,407	8,462,128
Total current liabilities	67,206,915	61,421,194

Commitments and contingencies		-
Shareholder’s Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized;36,119,654 and 35,869,654 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	36,119	35,869
Additional paid-in capital	107,208,452	106,508,099
Statutory reserves	11,460,305	11,224,490
Retained earnings	105,305,580	95,571,501
Accumulated other comprehensive income	21,573,051	18,685,157
Total shareholders’ equity	245,583,507	232,025,116

Total liabilities and shareholders’ equity	$312,790,422	$293,446,310

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Amounts in U.S. dollars) (Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011

Sales	$38,395,870	$41,825,806	$94,062,843	$93,536,188
Sales – related parties	16,979	127,775	68,928	746,568
Total sales	38,412,849	41,953,581	94,131,771	94,282,756

Cost of sales	(24,338,612)	(24,450,331)	(59,772,511)	(58,332,576)

Gross profit	14,074,237	17,503,250	34,359,260	35,950,180

Operating expenses:

Selling expenses	(2,603,717)	(2,294,616)	(6,380,848)	(6,058,068)
General and administrative expenses	(7,925,419)	(5,963,702)	(13,796,361)	(12,497,733)
Research and development expenses	(162,180)	(59,078)	(269,240)	(106,075)

Total operating expenses	(10,691,316)	(8,317,396)	(20,446,449)	(18,661,876)

Income from operations	3,382,921	9,185,854	13,912,811	17,288,304

Other income (expenses):

Other income, net	231,978	(3,102)	372,653	175,592
Gain from acquisition	-	-	-	2,698,642
Interest and finance expense, net	(122,081)	(57,670)	(212,722)	(76,378)
Change in fair value of warrant liabilities	-	912,207		389,490
Total other income, net
	109,897	851,435	159,931	3,187,346

Net income before income taxes	3,492,818	10,037,289	14,072,742	20,475,650
	-
Provision for income taxes	(1,722,182)	(2,467,843)	(4,102,848)	(6,498,045)

Net income after income taxes	1,770,636	7,569,446	9,969,894	13,977,605

Other comprehensive income:
Foreign currency translation adjustment	1,648,731	645,910	2,887,894	3,127,346
Comprehensive income	$3,419,367	$8,215,356	12,857,788	17,104,951

Basic earnings per share:
Weighted average number of shares	36,083,940	35,623,376	35,976,211	35,132,917
Earnings per share	$0.05	$0.21	0.28	0.40

Diluted earnings per share:
Diluted weighted average number of shares	36,083,940	35,678,277	35,976,211	35,216,138
Earnings per share	$0.05	$0.21	0.28	0.40

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,969,894	$13,977,605
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expenses	2,994,782	3,238,022
Allowance for doubtful accounts	4,020,804	1,049,806
Gain on acquisition	-	(2,698,642)
Loss(Gain) on disposal of fixed assets	(12,068)	6,798
Stock-based compensation	700,603	41,282
Change in fair value of warrant liabilities	-	(389,490)
Deferred tax assets	(1,881,792)	-

Change in operating assets and liabilities:
Restricted cash due to sales covenant	-	(95,775)
Notes receivable	424,753	(294,546)
Accounts receivable-trade and retainage, short term	(30,505,000)	(16,385,371)
Accounts receivable - related parties	-	(402,794)
Other receivables	(2,568,982)	60,663
Other receivables-related party	-	(171,194)
Prepaid expenses and other current assets	81,101	2,401,668
Inventories, net	(3,864,272)	3,563,801

Advances on inventory purchases	(1,713,502)	(1,935,805)
Advances on inventory purchases-related party	1,568,847	(560,961)
Accounts receivable - retainage, long term	1,311,137	(3,899,147)
Accounts payable-trade	174,014	3,570,702
Accounts payable-trade- related parties	(794,945)	1,499,948
Other payables	(2,019,904)	3,024,468
Other payables - related parties	915,115	(57,264)
Accrued liabilities	1,041,463	(53,355)
Customer deposits	1,932,910	(151,841)
Taxes payable	(326,947)	(1,414,144)
Net cash provided by(used in) operating activities	(18,551,989)	3,924,434
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of intangible assets	(208,852)	(369,275)
Cash proceeds from sale of equipment	61,175	-
Purchases of equipment	(947,081)	(1,123,082)

Net cash used in investing activities	(1,094,758)	(1,492,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease(Increase) in restricted cash	(1,665,984)	159,331
Short term notes payable	2,529,364
Cash proceeds from public offering and warrants exercised	-	9,391,482
Net proceeds from short-term loan - banks and others	1,580,853	3,614,497
Repayments of notes payables	-	(297,700)
Net cash provided by (used in) financing activities	2,444,233	12,867,610
Effects of foreign currency translation	186,362	514,939
Net increase(decrease) in cash and cash equivalents	(17,016,152)	15,814,626
Cash and cash equivalents, beginning of period	28,076,692	8,387,646
Cash and cash equivalents, ending of period	$11,060,540	$24,202,272
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$212,722	$134,585
Cash paid for income taxes	$4,476,715	$12,117,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

REPORTING ENTITIES

The accompanying condensed consolidated financial statements include the following subsidiaries:

Name of entity	Place of incorporation	Ownership	Principle business
China Valves Technology (Changsha) Valve Co., Ltd. (“Changsha Valve”)	PRC	100% Indirectly	Manufacturing
Yangzhou Rock Valve Lock Technology Co., Ltd. (“Yangzhou Rock”)	PRC	100% Indirectly	Manufacturing
Henan Kai Feng High Pressure Valve Co., Ltd. (“Kaifeng Valve”)	PRC	100% Indirectly	Manufacturing
Zhengzhou City ZD Valve., Ltd. (“ZD Valve”)	PRC	100% Indirectly	Manufacturing
Tai Zhou Tai De Valve Co., Ltd. (“Taide Valve”)	PRC	100% Indirectly	Manufacturing
Shanghai PudongHanwei Valve Co., Ltd. (“Hanwei Valve”)	PRC	100% Indirectly	Manufacturing
Henan Tonghai Fluid Equipment Co., Ltd.	PRC	100% Indirectly	Holding Company
China Valves Technology Holdings Co., Ltd. (formerly China Fluid Equipment Holdings Limited)	Hong Kong	100% Directly	Holding Company

Note 2 – Summary of significant accounting policies

RESTATEMENT

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the year ended September 30,2011 have been restated to correct the under accrued Value Added Tax for the year ended September 30,2011. The restatement made the Company’s previously reported cost of sales in the consolidated statements of income for the year ended September 30,2011 increase $2,670,688 and the income and other tax payables in the consolidated balance sheet as of September 30,2011 increased $2,670,688. The retained earnings in the consolidated balance sheet and consolidated statements of stockholders’ equity as of September 30,2011 decreased $2,670,688.The restatement has no effect for the cash flow for the year ended September 30,2011 and the quarter ended March 31, 2012. Currently, the Company is still evaluating the quarterly financial impact for the year ended September 30, 2012.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its wholly owned subsidiaries (collectively referred to herein as the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three and six months ended March 31, 2012 have been made. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2011. The Company follows the same accounting policies in preparation of interim reports.

Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for shipping of finished products to customers are included in selling expense and totaled $224,527 and $130,801for the three months ended March 31, 2012, and 2011, respectively;$469,168 and $516,457 for the six months ended March 31, 2012 and 2011, respectively.

ADVERTISING EXPENSES

Advertising costs are expensed when incurred and are included in selling, general and administrative expenses, which amounted to $30,189 and $27,870 for the three months ended March 31, 2012, and 2011, respectively;$88,971 and $114,618 for the six months ended March 31, 2012 and 2011, respectively.

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

An impairment loss would be recognized when estimated discounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company performed impairment review on its long-lived assets.For the products manufactured by certain equipment that did not meet the customer’s needs any more, the Company determined that the equipment was technically obsolete and needed to be replaced with new equipment to meet the customer’s current and future needs. $0 and $0 impairment losses were recognized for the three month periods ended March 31, 2012 and 2011, respectively;$0and $1,341,962 for the six months ended March 31, 2012 and 2011, respectively.

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

The total amounts for such employee benefits which were expensed were $519,997 and $729,489 for the three month periods ended March 31, 2012 and 2011, respectively;$1,072,752 and $1,169,631 for the six months ended March 31, 2012 and 2011, respectively.

INCOME TAXES

The Company follows ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

COMPREHENSIVE INCOME

The Company adopted ASC 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income in the statements of operations and comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

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

Bank Deposits—Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2012 and September 30, 2011, the Company’s cash and restricted cash balances, totaling $15,049,854and $29,508,367 respectively were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Trade Accounts Receivable—Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers dispersed across diverse markets and generally short payment terms. Credit is extended based on an evaluation of the customer’s financial condition and collateral generally is not required. The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will record a specific allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. There is no customer individually with over 10% of accounts receivable balance as of March 31, 2012 and 2011.

Revenues—Substantially all of the Company’s revenues are derived from sales of valves in the PRC. Any significant decline in market acceptance of the Company’s products could impair our ability to operate effectively. Five major customers represented approximately 24% and 30% of the Company’s total sales for the three months ended March 31, 2012 and 2011, respectively;16% and 13% of the Company’s total sales for the six -month ended March 31, 2012 and 2011.Sales from the largest customer accounted for 8% and 12% of total sales for the three months ended March 31, 2012 and 2011, respectively;7% and 4% of the Company’s total sales for the six -month periods ended March 31, 2012 and 2011

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OTHER INVESTMENTS

The Company invested in China Perfect Machinery Industry Co., Ltd. in 1996 and Kaifeng Commercial Bank in 1997. The Company owns approximately 0.0955% of China Perfect Machinery Industry Co. Ltd. and approximately 1.6% of Kaifeng Commercial Bank. The Company does not have the ability to exercise control over the investee companies and the investments have been recorded under the cost method. These long term investments amounted to $825,610 and $815,066 as of March 31, 2012 and September 30, 2011, respectively. There has been no change in the carrying value since initial investment, other than the effects of translation difference.

The Company evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. For investments carried at cost, the Company recognizes impairment in the event that the carrying value of the investment exceeds the Company’s proportionate share of the net book value of the investee. As of March 31, 2012, management believes no impairment charge is necessary.

CUSTOMER DEPOSITS

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2012 and September 30, 2011, customer deposits amounted to $ 13,221,098 and $11,139,936, respectively.

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

Note 3 – Accounts receivable, net

Accounts receivable consists of the following:

	March 31, 2012	September 30, 2011
	(unaudited)	(unaudited)
Total accounts receivable	$165,284,335	$134,290,696
Allowance for bad debts	(8,134,227)	(4,052,398)
Accounts receivable, net	157,150,108	130,238,298
Accounts receivable – non-current retainage	(4,484,135)	(5,724,024)
Accounts receivable (including related party) – current	$152,665,973	$124,514,274

As of March 31, 2012 and September 30, 2011, retainage held by customers included in the Company’s accounts receivable was as follows:

	March 31, 2012	September 30, 2011
	(unaudited)	(unaudited)
Retainage
Current	$18,800,086	$13,854,814
Non-current	4,484,135	5,724,024
Total retainage	$23,284,221	$19,578,838

The following represents the changes in the allowance for doubtful accounts:

	March 31, 2012	September 30,2011
	(unaudited)	(unaudited)
Balance, beginning of the period	$4,052,398	$998,739
Additions to the reserve	4,020,804	2,974,399
Foreign currency translation adjustment	61,025	79,260
Balance, end of the period	$8,134,227	$4,052,398

Note 4 – Inventories, net

	March 31, 2012	September 30,2011
	(unaudited)	(unaudited)
Raw materials	$7,592,385	$5,438,464
Work-in-progress	9,486,444	9,088,975
Finished goods	11,059,774	8,613,573
Semi-finished products	1,871,458	1,417,185
Inventory in transit		1,705,007
Total	30,010,061	26,263,204
Less: Inventory allowance	(1,959,843)	(2,394,319)
Inventories, net	$28,050,218	$23,868,885

As of March 31, 2012 and September 30, 2011, the management of the Company estimated its inventories at the lower of cost or market, determined on a weighted average method, or net realizable value.

Per the estimation, the Company recognized $1,959,843 and $2,394,319 inventory allowance for slow moving inventory as of March 31, 2012 and September 30, 2011, respectively, most of which were slow moving commodity valves produced for general usage whose technical specification was obsolete. The Company recognized $0 and $213,229 inventory impairment loss as cost of sales for the three months periods ended March 31, 2012 and 2011, respectively; $0 and $920,065 inventory impairment loss as cost of sales for the six months periods ended March 31, 2012 and 2011, respectively. During the six months periods ended March 31, 2012, the Company disposed some of slow moving inventories, which made the inventory allowance decrease $434,476 as of March 31, 2012.

Note 5 –Property, plant and equipment, net

Property, plant and equipment consist of the following:

	March 31, 2012	September 30,2011
	(unaudited)	(unaudited)
Buildings and improvements	$23,930,507	$23,592,085
Machinery and equipment	29,228,816	27,934,105
Motor vehicles	2,963,772	2,925,919
Office equipment	1,687,005	1,665,384
Construction in progress	132,395	165,511
Total	57,942,495	56,283,004
Less: Accumulated depreciation	(18,675,490)	(16,090,368)
Property plant and equipment, net	$39,267,005	$40,192,636

Depreciation expenses were$1,301,451 and $1,282,428 for the three months ended March 31, 2012 and 2011, respectively; $2,571,204 and $2,855,240 for the six months ended March 31, 2012 and 2011, respectively.

Certain buildings with an aggregate carrying value of $1,513,061 and $1,522,456 were pledged as collateral for bank loans as of March 31, 2012 and September 30, 2011respectively.

Note 6 – Goodwill

Goodwill represents the excess of cost of an acquisition business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of the acquisition.

Goodwill for impairment has been tested annually, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company determines the reporting units based on following factors: a. it engages in business activities from which it may earn revenues and incur expenses; b. its operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance; and c. its discrete financial information is available. No impairment loss was incurred for the three months ended March 31, 2012and 2011 based on the Company’s estimation; No impairment loss was incurred for the six months ended March 31, 2012and 2011 based on the Company’s estimation.

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

A summary of changes in the Company’s goodwill was as follows:

Goodwill
Balance, September 30, 2011	$33,976,186
Foreign currency translation adjustment	439,555
Balance, March 31, 2012	$34,415,741

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

The Company has six operating subsidiaries as reporting units included in continuing operations as of March 31, 2012, among which three reporting units had goodwill. The following table represents goodwill of the three subsidiaries as of March 31, 2012 and September 30, 2011, respectively.

(in thousands)	March 31, 2012	September 30, 2011
	(Unaudited)	(unaudited)
Kaifeng Valve	$10,783	$10,783
ZD Valve	10,029	10,029
Hanwei Valve	11,046	11,046
Foreign currency translation adjustment	2,558	2,118

Total	$34,416	$33,976

As at March 31, 2012, the Company updated its goodwill impairment tests because the market capitalization is significantly below the carrying value of its net assets. The result is that the fair values of our reporting units are substantially in excess of their carry values. Therefore, the management believed no goodwill was subject to the risk of impairment.

The management believe the difference between the market capitalization and the carrying value of our net assets is to due (a) a control premium that should be applied to the market capitalization in determining the fair value of the entire Company and (b) a temporary decline in the stock price suffered by Chinese companies that are public in the U.S. as a result of negative press surrounding accounting practices and reverse mergers of certain Chinese companies.

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	March 31, 2012	September 30, 2011
	(unaudited)	(unaudited)
Patents	$2,801,618	$2,765,836
Software	2,084,227	1,850,982
Land use rights	20,278,187	20,019,196
Total	25,164,032	24,636,014
Less: Accumulated amortization:
Patents	(405,245)	(307,061)
Software	(553,132)	(442,451)
Land use rights	(1,202,190)	(972,494)
Total accumulated amortization	(2,160,567)	(1,722,006)
Intangibles, net:
Patents	2,396,373	2,458,775
Software	1,531,095	1,408,531
Land use rights	19,075,997	19,046,702
Intangible asstes, net	$23,003,465	$22,914,008

Amortization expense was$220,636 and $193,191 for the three months ended March31, 2012 and 2011, respectively; $423,578 and $382,782 for the six months ended March 31, 2012 and 2011, respectively.

Certain land use rights with an aggregate carrying value of $5,900,322 and $5,894,995 were pledged as collateral for short-term bank loans as of March 31, 2012 and September 30, 2011 respectively.

Note 8 – Loans

SHORT-TERM LOANS:	March	September 30,
	31, 2012	2011
	(unaudited)	(unaudited)
Bank of Communications , Changsha branch, due December 2012, annum interest at 7.872%, pledged by Changsha Valve’s land use rights	$633,693	$625,600
China Everbright Bank, Changsha branch, due June 2012, annum interest at 7.572%, pledged by Changsha Valve’s land use rights and buildings	950,540	938,400
China Citic Bank, Zhengzhou branch, due December 2012 annum interest at 8.528%, guaranteed by Kaifeng High-pressure valve steel casting Iron Co., Ltd.	4,752,701	3,128,000
Unrelated third parties, due on demand, annum interest rate range from 0% to 10.000%, and unsecured	995,223	982,511
Local Bureau of Finance, Kaifeng City, due on demand, non-interest bearing and unsecured	850,157	839,299
Total short-term loans	$8,182,314	$6,513,810

Interest expense incurred for the three months ended March 31, 2012 and 2011 amounted to$122,081 and $57,670, respectively; the six months ended March 31, 2012 and 2011 amounted to$212,722 and $76,378, respectively. For the three months ended March 31, 2012 and 2011, $0 and $0 interest expense was capitalized for assets, respectively; and for the six months ended March 31, 2012 and 2011, $0 and $60,152 interest expense was capitalized for assets, respectively. As of March 31, 2012, there are no restrictive covenants related to the loans stated above.

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

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The Company had $11,460,305 and $11,224,490 statutory reserves as of and March 31, 2012 and September 30, 2011, respectively.

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

Note 10 – Commitments and contingencies

The Company’s subsidiary, ZD Valve entered into a lease agreement for a manufacturing plant and office space with Zhengzhou Cheng Long Corporation, a related party, from January 1, 2008 to December 31, 2008. The lease agreement was subsequently extended to December 31, 2012. In 2009, ZD Valve made leasehold improvements to its leased manufacturing plant in the amount of $615,260, which has been used as rental payments for the following two years. As of March 31, 2012, the prepaid rental had been fully amortized as rental expense and a new lease contract has been signed at annual rental of $212,466 for three years.

The Company’s subsidiary, Tonghai entered into a lease agreement for an office space with Jia Hong Yao, an unrelated party, from September 20, 2009 to September 19, 2014 with annual lease payments of $230,493.

For the three months ended March 31, 2012 and 2011, total lease expense, including amounts included in cost of sales and administrative expenses, were totally $125,870 and $284,965, respectively; for the six months ended March 31, 2012 and 2011,were totally $302,211 and $447,067, respectively.

The future minimum lease payments at March 31, 2012, are as follows:

Amount
Year ending March 31, 2013	$260,183
Year ending March 31, 2014	260,183
Year ending March 31, 2015	189,934
Year ending March 31, 2016 and thereafter	6,601
Total	$716,901

Contingency

On February 4, 2011, a plaintiff filed a purported class action naming the Company, its Chairman and certain present and former senior executives as defendants, asserting claims for certain violations of the securities laws and seeking unspecified damages. The complaint, which was styled Donald Foster, et al. v. China Valves Technology, Inc., et al., was filed in the U.S. District Court for the Southern District of New York. Several substantially identical complaints were subsequently filed in the same court. On or about June 29, 2011, the Court consolidated the three cases referenced above and appointed Bristol Investment Fund, LTD (“Bristol”) as lead plaintiff. In the consolidation order the Court renamed the case In re China Valves Technology Securities Litigation. On August 29, 2011, Bristol filed a consolidated class action complaint, which named additional defendants including an individual shareholder of the Company and the Company’s auditor. The Company and the individual defendants filed a motion to dismiss the consolidated complaint in the class action on November 21, 2011. The briefing on the motion to dismiss is complete, and the parties are waiting for the Court either to set a hearing date for oral argument on the motion or to rule on the motion. Discovery continues to be stayed pending resolution of the motion.

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

Nevertheless, there is possibility that a loss may have been incurred from above class actions. In accordance with ASC Topic 450, no loss contingency was accrued as of March31, 2012 since the possible loss or range of loss cannot be reasonable estimated.

Note 11 – Related party transactions

The Company had the following significant related party balances as of March31, 2012 and September 30, 2011, respectively:

	March 31,	September 30,
	2012	2011
	(Unaudited)	(unaudited)
Advances on inventory purchase - related party, the Casting Company	-	1,552,123
Accounts payable – related party, payable to Zhengzhou Tonghai Trade	-	(783,148)
Accounts payable – related party: Kaifeng Zhenghe Northern Song Porcelain Art Co., Ltd.	-	(3,323)
Other payable: cash advance from officers, unsecured, interest-free, due on demand	(1,030,121)	(94,226)
Total	$(1,030,121)	671,426

The Company had the following significant related party transactions for the three and six months periods ended March 31, 2012 and 2011, respectively:

(1)On August 26, 2008, Kaifeng Valve purchased some land use rights and real estate from Kaifeng High-Pressure Valve Steel Casting Co., Ltd(the “ Casting Company”), a company controlled by the Company’s chairman, Mr. Siping Fang, through the issuance of 2,750,000 shares of the Company’s common stock at $3.576 per share. On April 11, 2009, Kaifeng Valve and the Casting Company entered into a leasing agreement pursuant to which the Casting Company leased back the portion of the Real Estate used at an annual rental of $400,000 for a period of two years starting on April 1, 2009. The lease agreement was automatically extended for one more year when no disagreement was raised as of April 1, 2011. For the three months period ended March 31, 2012 and 2011, total rental income from the Casting Company amount to $100,000 and $100,000, respectively. For the six months period ended March 31, 2012 and 2011, total rental income from the Casting Company amount to $200,000 and $200,000, respectively.

(2)The Company also purchases raw material, such as castings, from and sells scrap metals and valves to the Casting Company. Total raw material purchase from the related party amounted to $500,106 and $5,420,032 for the three months ended March 31, 2012 and 2011, respectively;$1,163,838 and $6,790,354 for the six months ended March 31, 2012 and 2011, respectively. The Company also sold a total of $5,592million and $0 million of valves to the Casting Company for the three months ended March 31, 2012 and 2011, respectively,$36,972 million and $2,240 million for the six months ended March 31, 2012 and 2011, respectively.

(3)The Company makes finished goods and raw material purchases from and valve sales to related party -Zhengzhou Tonghai Trade Co., Ltd, which is established by an officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $1,000,745 and $5,929,325 for the three months ended March 31, 2012 and 2011, respectively; $2,213,799 and $7,401,117 for the six months ended March 31, 2012 and 2011, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $11,101 and $127,775 for the three months ended March 31, 2012 and 2011, respectively; $31,955 and $704,328 for the six months ended March 31, 2012 and 2011, respectively.

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

On May 16, 2011, the Company entered into the Stock Grant Agreement with three officers of the Company. Pursuant to the Stock Grant Agreement, the Company granted 500,000 shares of restricted stock to Mr. Jianbao Wang, the Company’s Chief Executive Officer, 250,000 shares to Mr. Gang Wei, the Company’s Chief Financial Officer, and 125,000 shares to Mr. Renrui Tang, the Company’s Vice President of Finance. 125,000 shares of Mr. Jianbao Wang’s restricted stock vested immediately on May 16, 2011. The remaining shares for Mr. Jianbao Wang and all restricted shares for Mr. Gang Wei and Mr. Renrui Tang will vest in three equal installments over a three-year period starting from January 1, 2012, subject to performance criteria set forth by the Board and the Compensation Committee. As of January 13, 2012, 125,000 shares of Mr.Jianbao Wang’ restricted stock,83,333 shares of Mr.Gang Wei’s restricted stock and 41,667 shares of Mr.Renrui Tang’s restricted stock were vested.

For the three months ended March 31, 2012 and 2011, $153,103 and $9,111 were recorded as compensation expense in the Company’s income statements, respectively. For the six months ended March 31, 2012 and 2011, $700,603 and $41,282 were recorded as compensation expense in the Company’s income statements, respectively.

The following is a summary of the stock options activity:

	Number of	Weighted-Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding at October 1, 2011	50,000	$6.90	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding at March 31, 2012	50,000	6.90	-
Exercisable at March 31,2012	50,000	6.90	-

Following is a summary of the status of options outstanding at March 31, 2012:

Outstanding and Exercisable Options

		Average
		Remaining
Exercise Price	Number	Contractual
		Life
$6.00	27,500	2.50
$8.00	22,500	1.90
Total	50,000	2.23

There is no aggregate intrinsic value of exercisable shares as of March 31, 2012.

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three and six months ended March 31, 2012 and 2011:

	Three months ended March 31,
Basic earnings per share	2012	2011
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$1,770,636	$7,569,446
Basic weighted average number of common shares outstanding	36,083,940	35,623,376
Basic earnings per share	$0.05	$0.21

	Three months ended March 31,
Dilutive earnings per share	2012	2011
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$1,770,636	$7,569,446
Basic weighted average number of common shares outstanding	36,083,940	35,623,376
Warrants
Stock compensation
Dilutive weighted average number of common shares outstanding	36,083,940	35,678,277
Dilutive earnings per share
	$0.05	$0.21

	Six months ended March 31,
Basic earnings per share	2012	2011
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$9,969,894	$13,977,605
Basic weighted average number of common shares outstanding	35,976,211	35,132,917
Basic earnings per share	$0.28	$0.40

	Six months ended March 31,
Dilutive earnings per share	2012	2011
	(unaudited)	(unaudited)
Net income attributable to holders of common shares	$9,969,894	$13,977,605
Basic weighted average number of common shares outstanding	35,976,211	35,132,917
Warrants
Stock compensation
Dilutive weighted average number of common shares outstanding	35,976,211	35,216,138
Dilutive earnings per share	$0.28	$0.40

No options in the three and six months ended March 31, 2012.

The 50,000 option shares granted to its independent directors and 500,000 restricted stock granted to its officers in 2012 were anti-dilutive for the three and six months ended March 31, 2012 as the average stock price was lower than the exercise prices. No dilution of shares from options or restricted stocks for the three and six months ended March 31, 2011

Note 14 – Segment reporting

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

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company’s net revenue from external customers by main product lines (based upon primary markets defined by the Chinese Valve Industry Association) and by geographic areas is as follows (unaudited):

(in thousands)	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Power Supply	$7,282	$12,646
Petrochemical and Oil	9,986	13,945
Water Supply	5,874	8,059
Metallurgy	1,551	1,608
Other	13,721	5,696
Total sales revenue	$38,413	$41,954

(in thousands)	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Domestic sales in the PRC	$35,305	$39,720
International sales	3,108	2,234
Total sales revenue	$38,413	$41,954

(in thousands)	Six Months Ended March 31,
	2012	2011
	(Unaudited)
Power Supply	$20,307	$25,811
Petrochemical and Oil	31,024	32,234
Water Supply	13,402	17,137
Metallurgy	4,944	4,371
Other	24,455	14,730
Total sales revenue	$94,132	$94,283

(in thousands)	Six Months Ended March 31,
	2012	2011
	(Unaudited)
Domestic sales in the PRC	$87,679	$89,870
International sales	6,453	4,413
Total sales revenue	$94,132	$94,283

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  “China Valves Holdings” are to our wholly-owned direct subsidiary China Valves Technology Holdings Limited, a Hong Kong company;

  “Changsha Valve” are to our wholly-owned indirect subsidiary China Valves Technology (Changsha) Valve Co., Ltd., a PRC company;

  “Hanwei Valve” are to our wholly-owned indirect subsidiary Shanghai Pudong Hanwei Valve Co., Ltd., a PRC company;

  “Kaifeng Valve” are to our wholly-owned indirect subsidiary Henan Kaifeng High Pressure Valve Co., Ltd., a PRC company;

  “Taide Valve” are to our wholly-owned indirect subsidiary TaizhouTaide Valve Co., Ltd., a PRC company;

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

Second Quarter Financial Performance Highlights

We experienced decreased demand for our products and services during the three-month period ended March 31, 2012, and for the six-month period ended March 31, 2012, which resulted in a decrease in our sales and net income. The following are some financial highlights for the three-month period ended March 31, 2012:

  Sales: Sales decreased $3.6 million, or 8.4%, to $38.4 million for the three months ended March 31, 2012, from $42.0 million for the same period in 2011;

  Gross profit: Gross profit decreased $3.4 million, or 19.6%, to $14.1 million for the three months ended March 31, 2012, from $17.5 million for the same period in 2011.

  Income from operations: Income from operations decreased $5.8 million, or 63.2%, to $3.4 million for the three months ended March 31, 2012, from $9.2 million for the same period in 2011.

  Net income: Net income decreased $5.8 million, or 76.6%, to $1.8 million for the three months ended March 31, 2012, from $7.6 million for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.05 for the three months ended March 31, 2012, as compared to $0.21 for the same period in 2011.

The following are some financial highlights for the six-month period ended March 31, 2012:

  Sales: Sales decreased $0.2 million, or 0.2%, to $94.1 million for the six months ended March 31, 2012, from $94.3 million for the same period in 2011.

  Gross profit: Gross profit decreased $1.6 million, or 4.4%, to $34.4 million for the six months ended March 31, 2012, from $36.0 million for the same period in 2011..

  Income from operations: Income from operations decreased $3.4 million, or 19.5%, to $13.9 million for the six months ended March 31, 2012, from $17.3 million for the same period in 2011.

  Net income: Net income decreased $4.0 million, or 28.7%, to $10.0 million for the six months ended March 31, 2012, from $14.0 million for the same period in 2011.

  Fully diluted net income per share: Fully diluted net income per share was $0.28 for the six months ended March 31, 2012, as compared to $0.40 for the same period in 2011.

Our results of operations in the second fiscal quarter of 2012, as compared to the same period in fiscal 2011, was materially impacted by 1) less demand from larger customers due to their project process and 2) higher accounts receivable allowance accrued due to our management’s assessment of accounts receivable collectability.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Amount	% of Total	Amount	% of Total
		Sales		Sales
	(Unaudited)		(Unaudited)
TOTAL SALES	$38,413	100.0	$41,954	100.0
COST OF SALES	(24,339)	(63.4)	(24,450)	(58.3)

GROSS PROFIT	14,074	36.6	17,503	41.7

OPERATING EXPENSES:
Selling	(2,604)	(6.8)	(2,294)	(5.5)
General and administrative	(7,925)	(20.6)	(5,964)	(14.2)
Research and development	(162)	(0.4)	(59)	(0.1)
Total operating expenses	(10,691)	(27.8)	(8,317)	(19.8)
INCOME FROM OPERATIONS	3,383	8.8	9,186	21.9
OTHER INCOME (EXPENSE):
Other income, net	232	0.6	(3)	(0.0)
Interest and finance expense, net	(122)	(0.3)	(58)	(0.1)
Change in fair value of warrant liabilities	-	-	912	2.2

Total other income, net	110	0.3	851	2.0

INCOME BEFORE INCOME TAXES	3,493	9.1	10,037	23.9
PROVISION FOR INCOME TAXES	(1,722)	(4.5)	(2,468)	(5.9)
NET INCOME	$1,771	4.6	$7,569	18.0

Sales. Our sales revenue for the three months ended March 31 2012 amounted to $38.4 million, which is approximately $3.6 million, or 8.4%, less than that of the same period in 2011, when we had revenue of $42.0 million. The decrease was primarily attributable to fewer orders from our large customers as a result of their lowered budget and delays in projects.

The following tables set forth our sales by valve types, in terms of sales revenues for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(All amounts in thousands of U.S. dollars)	2012	2011
	(Unaudited)
Gate valves	$6,137	$8,830
Check valves	1,104	1,987
Globe valves	1,185	1,558
Safety valves	219	524
Butterfly valves	19,803	17,413
Ball valves	5,487	7,553
Vent valves	256	32
Other valves and accessories	4,222	4,057
Total sales revenue	38,413	41,954

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical and oil; (iii) water supply; (iv) metallurgy; and (v) other. Our revenues in these markets are as follows:

	Three Months Ended March 31,
	2012	2011
(All amounts in thousands of U.S. dollars)	(Unaudited)
Power Supply	$7,282	$12,646
Petrochemical and Oil	9,986	13,945
Water Supply	5,874	8,059
Metallurgy	1,551	1,608
Other	13,720	5,696
Total sales revenue	$38,413	$41,954

Cost of sales. Cost of sales, which consists of raw materials, direct labor and manufacturing overhead expenses, was $24.3 million for the three month period ended March 31, 2012, a decrease of $0.2 million, or 0.5%, as compared with $24.5 million for the same period in 2011. Cost of sales as a percentage of total sales were 63.4% and 58.3% for the three month periods ended on March 31, 2012 and 2011, respectively. The raw material costs in the overall costs were approximately 82% and 81% for the three months ended March 31, 2012 and 2011, respectively. Labor cost in the overall costs was approximately 9% and 8% for the three months ended March 31, 2012 and 2011, respectively. The decrease in our cost of sales in the three months ended March 31, 2012 was consistent with our decrease in sales revenue during the same period.

Gross profit and gross margin. Gross profit was $14.1 million for the three months ended March 31, 2012, a decrease of $3.4 million, or 19.6%, as compared with $17.5 million for the three months ended March 31, 2011. Our gross profit margin decreased to 36.6% as compared to 41.7% in the same period of 2011. The decrease in gross margin was mainly caused by higher labor and raw material costs. Furthermore, during the period the Company sold more medium to low price pressure valves, which generally have lower selling prices and lower gross profit margins.

Operating expenses. Our total operating expenses increased by $2.4 million, or 28.5%, to $10.7 million for the three months ended March 31, 2012, from $8.3 million for the same period in 2011. The increase was primarily attributable to a 32.9% increase in our general and administrative expenses during the 2012 period. The reasons for the increase are elaborated below. Total expenses as a percentage of sales increased to 27.8% for the three months ended March 31, 2012 from 19.8% for the same period in 2011.

Selling expenses. Selling expenses, which consist primarily of sales commission, advertising and marketing expenses, freight charges and related compensation, were $2.6 million for the three month period ended March 31, 2012, compared with $2.3 million for the three month period ended March 31, 2011, an increase of $0.3 million, or approximately 13.5%. The increase in our selling expenses in the three months ended March 31, 2012 resulted from higher marketing expenses during the period.

General and administrative expenses. Our general and administrative expenses consist primarily of stock compensation expenses, related salaries and benefits, business development, traveling expenses, legal and professional expenses, depreciation, and bad debt expenses. The general and administrative expenses were $7.9 million for the three month period ended March 31, 2012, compared with $6.0 million for the period ended March 31, 2011, an increase of $1.9 million, or approximately 32.9% . The increase was mainly caused by an increase of allowance in accounts receivables of $3.5 million as compared with $1.2 million in the same period in 2011. Our management periodically reviewed accounts receivable balances and based on our assessment of the historical bad debt rate on individual customer receivable balances and aging, customers’ financial conditions, project status in which our valves are used, retainage and current economic trends. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if the trade balance is less than one year. Due to the specificities of our industry, collectability of accounts receivable with aging more than one year was assessed case by case. Before our customers’ projects in which our valves installed are completed and/or the corresponding retainage is due, the customers’ receivable with aging more than one year is generally considered to be recoverable.

Further, our allowance for doubtful debts accounted for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods. Many of our customers with whom we have long-term business relationships have good settlement histories. In the absence of significant bad debt experience, we consider the existing policy adequate.

For the three months ended March 31, 2012, based on individual collectability assessment, including aging analysis, customer visit and interviews and background research, management decided there would be a higher possibility of failure to collect from several customers due to unfavorable economic trends and poor market liquidity, and a $3.5 million allowance has been reserved against their accounts receivable.

Income from Operations. Income from operations was $3.4 million for the three months ended March 31, 2012, compared with $9.2 million for the period ended March 31, 2011. The decrease was primarily attributable to more allowance in accounts receivable being accrued in the second quarter of 2012.

Income taxes. We incurred income tax expenses of $1.7 million for the three months ended March 31, 2012. This is a decrease of $0.8 million, or 30.2%, from the taxes we incurred for the same period in 2011, which was $2.5 million. The decrease was primarily due to lower profits in the current quarter. Our effective tax rate was 49.3% for the three months ended March 31, 2012, compared with 24.5% for the same quarter in 2011. The increase was mainly due to the accounts receivable allowance accrued which cannot be deductible according to PRC tax law.

Net income. As a result of the foregoing factors, our net income decreased by $5.8 million, or 76.6%, to $1.8 million for the three-month period ended March 31, 2012, from $7.6 million for the same period in 2011. Net income as a percentage of sales was 4.6% and 18.0% for the three month periods ended March 31, 2012 and 2011, respectively. The decrease was mainly attributable to the account receivable allowance accrued.

Comparison of Six Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Six months ended		Six months ended
	March 31, 2012		March 31, 2011
	Amount	% of Total	Amount	% of Total
		Sales		Sales
	(Unaudited)		(Unaudited)
TOTAL SALES	$94,132	100.0	$94,283	100.0
COST OF SALES	(59,773)	(63.5)	(58,333)	(61.9)

GROSS PROFIT	34,359	36.5	35,950	38.1

OPERATING EXPENSES:
Selling	(6,381)	(6.8)	(6,058)	(6.4)
General and administrative	(13,796)	(14.7)	(12,498)	(13.3)
Research and development	(269)	(0.3)	(106)	(0.1)
Total operating expenses	(20,446)	(21.7)	(18,662)	(19.8)
INCOME FROM OPERATIONS	13,913	14.8	17,288	18.3
OTHER INCOME (EXPENSE):
Other income, net	373	0.4	176	0.2
Interest and finance expense, net	(213)	(0.2)	(76)	(0.1)
Gain from acquisition	-	-	2,699	2.9
Change in fair value of warrant liabilities	-	-	389	0.4

Total other income, net	160	0.2	3,188	3.4

INCOME BEFORE INCOME TAXES	14,073	15.0	20,476	21.7
PROVISION FOR INCOME TAXES	(4,103)	(4.4)	(6,498)	(6.9)
NET INCOME	$9,970	10.6	$13,978	14.8

Sales. Our sales revenue for the six months ended March 31 2012 amounted to $94.1 million, which is approximately $0.2 million, or 0.2%, less than that of the same period in 2011, when we had revenue of $94.3 million. The slight decrease is primarily attributed to lower demand from large customers due to the customer project process and macro economic slowdown.

The following tables set forth our sales by valve types, in terms of sales revenues for the six months ended March 31, 2012 and 2011.

	Six Months Ended March 31,
(All amounts in thousands of U.S. dollars)	2012	2011
	(Unaudited)
Gate valves	$16,757	$20,193
Check valves	3,611	4,793
Globe valves	3,779	3,949
Safety valves	1,030	1,292
Butterfly valves	41,135	36,643
Ball valves	14,423	15,964
Vent valves	530	101
Other valves and accessories	12,867	11,348
Total sales revenue	94,132	94,283

The China Valve Industry Association divides the valve market into five primary segments; (i) power; (ii) petrochemical and oil; (iii) water supply; (iv) metallurgy; and (v) other. Our revenues in these markets are as follows:

	Six Months Ended March 31,
	2012	2011
(All amounts in thousands of U.S. dollars)	(Unaudited)
Power Supply	$20,307	$25,811
Petrochemical and Oil	31,024	32,234
Water Supply	13,402	17,137
Metallurgy	4,944	4,371
Other	24,455	14,730
Total sales revenue	$94,132	$94,283

Cost of sales. Cost of sales, which consists of raw materials, direct labor and manufacturing overhead expenses, was $59.8 million for the six months ended March 31, 2012, an increase of $1.5 million, or 2.5%, as compared with $58.3 million for the same period in 2011. Cost of sales as a percentage of total sales were 63.5% and 61.9% for the six months ended on March 31, 2012 and 2011, respectively. The raw material costs in the overall costs were approximately 80% and 81% for the six months ended March 31, 2012 and 2011, respectively. Labor cost in the overall costs was approximately 10% and 8% for the six months ended March 31, 2012 and 2011, respectively. The increase in our cost of sales in the six months ended March 31, 2012 was caused by the increase in labor and raw material costs.

Gross profit and gross margin. Gross profit was $34.4 million for the six months ended March 31, 2012, a decrease of $1.6 million, or 4.4%, as compared with $36.0 million for the six months ended March 31, 2011. Our gross profit margin decreased to 36.5% as compared to 38.1% in the same period of 2011. The decrease in gross margin was mainly because the higher labor and raw material costs resulted in lower overall gross profit percentage. Furthermore, during the period the Company sold more medium to low price pressure valves, which generally have lower selling prices, which also contributed to the decrease in gross profit percentage.

Operating expenses. Our total operating expenses increased by $1.7 million, or 9.6%, to $20.4 million for the six months ended March 31, 2012, from $18.7 million for the same period in 2011. The increase was primarily attributable to a 14.7% increase in our general and administrative expenses during the 2012 period. The reasons for the increase are elaborated below. Total expenses as a percentage of sales increased to 21.7% for the six months ended March 31, 2012 from 19.8% for the same period in 2011.

Selling expenses. Selling expenses, which consist primarily of sales commission, advertising and promotion expenses, freight charges and related compensation, were $6.4 million for the six month period ended March 31, 2012, compared with $6.1 million for the period ended March 31, 2011, an increase of $0.3 million, or approximately 5.3%. The increase in our selling expenses in the six months ended March 31, 2012, was caused by higher promotional expenses during the period.

General and administrative expenses. Our general and administrative expenses consist primarily of stock compensation expenses, related salaries and benefits, business development, traveling expenses, legal and professional expenses, depreciation, and bad debt expenses. The general and administrative expenses were $13.8 million for the six months ended March 31, 2012, compared with $12.5 million for the period ended March 31, 2011, an increase of $1.3 million, or approximately 10.4% . The increase was mainly caused by the allowance in accounts receivable accrued by $4.0 million, compared with $1.1 million in the same period in 2011. Management periodically reviewed accounts receivable balances and based on its assessment of the historical bad debt rate on individual customer receivable balances and aging, customers’ financial conditions, project status in which our valves are used, retainage and current economic trends. Generally we consider a trade receivable as a doubtful account if it remains uncollected for more than one year from the due date or as specific events occurred to our customers which may require us to reserve allowance even if the trade balance is less than one year. Due to the specificities of our industry, collectability of accounts receivable with aging more than one year was assessed case by case. Before our customers’ projects in which our valves installed are completed and/or the corresponding retainage is due, the customers’ receivable with aging more than one year is generally considered to be recoverable.

Further, our allowance for doubtful debts accounted for an insignificant portion of the receivable balance in spite of the increasing trade receivable balance throughout the reporting periods. Many of our customers with whom we have long-term business relationships have good settlement histories. In the absence of significant bad debt experience, we consider the existing policy as adequate.

For the six months ended March 31, 2012, based on individual collectability assessment, including aging analysis, customer visit and interviews and background research, management decided there would be a higher possibility of failure to collect from several customers due to unfavorable economic trends and poor market liquidity and a $4.0 million allowance was reserved against their accounts receivable.

Income from Operations. Income from operations was $13.9 million for the six month period ended March 31, 2012, compared with $17.3 million for the period ended March 31, 2011. The decrease was primarily attributable to the increase in bad debt expenses.

Income taxes. We incurred income tax expense of $4.1 million for the six months ended March 31, 2012. This is a decrease of $2.4 million, or 36.9%, from the taxes we incurred for the same period in 2011, which was $6.5 million. The decrease was primarily due to lower taxable income resulting from lower non-deductible expenses. Our effective tax rate was 29.2% for the six-month period ended March 31, 2012, compared with 31.7% for the same quarter in 2011. The decrease was mainly due to the decrease of the income tax rate of ZD Valve from 25% to 15% as a High-Tech Company of PRC in the year of 2011and the lower non-deductible expenses.

Net income. As a result of the foregoing factors, our net income decreased by $4.0 million, or 28.7%, to $10.0 million for the six months ended March 31, 2012, from $14.0 million for the same period in 2011. Net income as a percentage of sales was 10.6% and 14.8% for the six months ended March 31, 2012 and 2011, respectively. The decrease was mainly caused by an increase in bad debts expenses of $4.0 million.

Liquidity and Capital Resources

We have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our shareholders. As of March 31, 2012, we had cash and cash equivalents of $11.1million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash (used) provided by operating activities	$(10,559)	$(10,425)
Net cash used in investing activities	(243)	(633)
Net cash provided by financing activities	328	9,383
Effect of foreign currency translation	156	56
Net increase (decrease) in cash and cash equivalents	(10,318)	(1,619)
Cash and cash equivalents at beginning of the period	21,379	25,821
Cash and cash equivalent at end of the period	$11,061	$24,202

Operating Activities

Net cash used by operating activities was $10.6 million for the three months ended March 31, 2012, compared with net cash used by operating activities of $10.4 million for the same period in 2011. The decrease was primarily attributable to the increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2012, compared with $0.6 million for the same period in 2011.The net cash used in investing activities during the period ended March 31, 2012 was primarily used for the purchase of equipment, software and payments made for construction in progress.

Financing Activities

Net cash provided by financing activities was $0.3 million in the three months ended March 31, 2012, compared with $9.4 million in the same period in 2011, as we paid a $1.9 million deposit for notes payables during period.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2012 and 2011 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)-	(Unaudited)
Acquisition of intangible assets	$(156)	$(17)
Purchase of equipment	(112)	(217)
Construction costs	-	(316)
Advance on equipment purchases	-	(83)
Total capital expenditures	$(268)	$(633)

Cash Flow
(all amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash (used) provided by operating activities	$(18,552)	$3,924
Net cash used in investing activities	(1,095)	(1,492)
Net cash provided by financing activities	2,445	12,868
Effect of foreign currency translation	186	514
Net increase (decrease) in cash and cash equivalents	(17,016)	15,815
Cash and cash equivalents at beginning of the period	28,077	8,388
Cash and cash equivalent at end of the period	$11,061	$24,202

Operating Activities

Net cash used by operating activities was $18.6 million in the six months ended March 31, 2012, compared with net cash provided by operating activities of $3.9 million for the same period in 2011. The decrease was primarily attributable to the increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $1.1 million in the six months ended March 31, 2012, compared with $1.5 million in the six months ended March 31, 2011. The net cash used in investing activities during the period ended March 31, 2012 was primarily used for the purchase of equipment, software and payments made for construction in progress.

Financing Activities

Net cash provided by financing activities was $2.4 million in the six months ended March 31, 2012, compared with $12.9 million in the same period in 2011, as we received less net proceeds from short term notes payables since the Company’s cash could meet the operating needs and paid the deposit for notes payables.

Capital Expenditures

The capital expenditures in the six months ended March 31, 2012 and 2011 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

Six Months Ended March 31,
2012	2011
(Unaudited)	(Unaudited)
Acquisition of intangible assets	$(209)	$(369)
Purchase of equipment	(947)	(724)
Construction costs		(316)
Advance on equipment purchases		(83)
Total capital expenditures	$(1,156)	$(1,492)

We believe that our current available working capital and bank loans should be adequate to sustain our operations at our current levels through at least the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our contractual obligations as of March 31, 2012:

(All amounts in thousands of U.S. dollars)

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$717	$260	$450	$7	$-

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans. Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal. There were no material changes in interest rates for short-term bank loans renewed during the three and six months ended March 31, 2012.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2012 would decrease net income before provision for income taxes by approximately $0.03million and $0.06 million for the three and six months ended March 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Account Balances

We maintain balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States or may exceed Hong Kong Deposit Protection Board insured limits for the banks located in Hong Kong. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. Total cash in banks and restricted cash as of March 31, 2012 and September 30, 2011 amounted to $15,049,854 and $29, 508, 367, respectively, all of which are not covered by insurance. We have not experienced any losses in such accounts and we do not believe that we are exposed to any significant risks on our cash in bank accounts.

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

ITEM 4.CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Mr. Jianbao Wang and our Chief Financial Officer, Mr. Gang Wei, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2012. Based upon, and as of the date of this evaluation, Mr. Wang and Wei, determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended September 30, 2011, which we are still in the process of remediating as of March 31, 2012, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2011 for the description of these weaknesses.

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

There were no changes in our internal controls over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our financial reporting.

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

The Company and the individual defendants filed a motion to dismiss the consolidated complaint in the class action on November 21, 2011. The briefing on the motion to dismiss is complete, and the parties are waiting for the Court either to set a hearing date for oral argument on the motion or to rule on the motion. Discovery continues to be stayed pending resolution of the motion.

ITEM 1A.RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

None.

ITEM 5.OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2012

CHINA VALVES TECHNOLOGY, INC.

By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)