Form 10-Q/A
period 2012-03-31
CHINA VALVES TECHNOLOGY, INC
filed 2012-05-10
CIK 1080360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of May 6, 2012, there were 36,119,654 shares of common stock of the registrant outstanding. There is only one class of common stock.

 Explanatory Note

This Amendment No. 1 on Form 10-Q/A is an amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Report”) filed with the Securities and Exchange Commission on May 8, 2012. This Form 10-Q/A is being filed for the sole purpose of amending its financial notes and some disclosures in Management Discussion and Analysis. This Form 10-Q/A does not alter any other part of the content of the Report and does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

CHINA VALVES TECHNOLOGY, INC.
FORM 10-Q
INDEX

Part I - Financial Information

Item 1. Condensed Financial Statements

The accompanying unaudited condensed consolidated balance sheets for the periods ended March 31, 2012 and September 30, 2011,condensed consolidated statements of income and other comprehensive income for the three and six months ended March 31, 2012, and the related notes thereto, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

As previously disclosed, the Company has determined that the financial statements for the year ended September 30, 2011 can no longer be relied upon. The Company has not yet determined the amount of the adjustment that impacts each quarterly period. Since they are unable to determine the amount of the error impacting the three and six month periods ended March 31, 2011, these income statements and the related statement of cash flows for the six month period ended March 31, 2011 are not considered to be reviewed. See note 2 to the interim financial statements.

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

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Amounts in U.S. dollars)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited and	(unaudited)	(unaudited and
		not reviewed)		not reviewed)
Sales	$38,395,870	$41,825,806	$94,062,843	$93,536,188
Sales – related parties	16,979	127,775	68,928	746,568
Total sales	38,412,849	41,953,581	94,131,771	94,282,756

Cost of sales	(24,338,612)	(24,450,331)	(59,772,511)	(58,332,576)

Gross profit	14,074,237	17,503,250	34,359,260	35,950,180

Operating expenses:

Selling expenses	(2,603,717)	(2,294,616)	(6,380,848)	(6,058,068)
General and administrative expenses	(7,925,419)	(5,963,702)	(13,796,361)	(12,497,733)
Research and development expenses	(162,180)	(59,078)	(269,240)	(106,075)

Total operating expenses	(10,691,316)	(8,317,396)	(20,446,449)	(18,661,876)

Income from operations	3,382,921	9,185,854	13,912,811	17,288,304

Other income (expenses):

Other income, net	231,978	(3,102)	372,653	175,592
Gain from acquisition	-	-	-	2,698,642
Interest and finance expense, net	(122,081)	(57,670)	(212,722)	(76,378)
Change in fair value of warrant liabilities	-	912,207	-	389,490
Total other income, net	109,897	851,435	159,931	3,187,346

Net income before income taxes	3,492,818	10,037,289	14,072,742	20,475,650

Provision for income taxes	(1,722,182)	(2,467,843)	(4,102,848)	(6,498,045)

Net income after income taxes	1,770,636	7,569,446	9,969,894	13,977,605

Other comprehensive income:
Foreign currency translation adjustment	1,648,731	645,910	2,887,894	3,127,346
Comprehensive income	$3,419,367	$8,215,356	12,857,788	17,104,951

Basic earnings per share:
Weighted average number of shares	36,083,940	35,623,376	35,976,211	35,132,917
Earnings per share	$0.05	$0.21	0.28	0.40

Diluted earnings per share:
Diluted weighted average number of shares	36,083,940	35,678,277	35,976,211	35,216,138
Earnings per share	$0.05	$0.21	0.28	0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA VALVES TECHNOLOGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2012	2011
	(unaudited)	(unaudited and
		not reviewed)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,969,894	$13,977,605
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expenses	2,994,782	3,238,022
Allowance for doubtful accounts	4,020,804	1,049,806
Gain on acquisition	-	(2,698,642)
Loss(Gain) on disposal of fixed assets	(12,068)	6,798
Stock-based compensation	700,603	41,282
Change in fair value of warrant liabilities	-	(389,490)
Deferred tax assets	(1,881,792)	-

Change in operating assets and liabilities:
Restricted cash due to sales covenant	-	(95,775)
Notes receivable	424,753	(294,546)
Accounts receivable-trade and retainage, short term	(30,505,000)	(16,385,371)
Accounts receivable - related parties	-	(402,794)
Other receivables	(2,568,982)	60,663
Other receivables-related party	-	(171,194)
Prepaid expenses and other current assets	81,101	2,401,668
Inventories, net	(3,864,272)	3,563,801
Advances on inventory purchases	(1,713,502)	(1,935,805)
Advances on inventory purchases-related party	1,568,847	(560,961)
Accounts receivable - retainage, long term	1,311,137	(3,899,147)
Accounts payable-trade	174,014	3,570,702
Accounts payable-trade- related parties	(794,945)	1,499,948
Other payables	(2,019,904)	3,024,468
Other payables - related parties	915,115	(57,264)
Accrued liabilities	1,041,463	(53,355)
Customer deposits	1,932,910	(151,841)
Taxes payable	(326,947)	(1,414,144)
Net cash provided by(used in) operating activities	(18,551,989)	3,924,434
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of intangible assets	(208,852)	(369,275)
Cash proceeds from sale of equipment	61,175	-
Purchases of equipment	(947,081)	(1,123,082)

Net cash used in investing activities	(1,094,758)	(1,492,357)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (Increase) in restricted cash	(1,665,984)	159,331
Short term notes payable	2,529,364	-
Cash proceeds from public offering and warrants exercised	-	9,391,482
Net proceeds from short-term loan - banks and others	1,580,853	3,614,497
Repayments of notes payables	-	(297,700)
Net cash provided by financing activities	2,444,233	12,867,610
Effects of foreign currency translation	186,362	514,939
Net increase (decrease) in cash and cash equivalents	(17,016,152)	15,814,626
Cash and cash equivalents, beginning of period	28,076,692	8,387,646
Cash and cash equivalents, ending of period	$11,060,540	$24,202,272
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$212,722	$134,585
Cash paid for income taxes	$4,476,715	$12,117,336

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

Note 2 – Summary of significant accounting policies

RESTATEMENT

The presentation of certain line items presented on the consolidated financial statements and the relevant notes for the year ended September 30,2011 have been restated to correct the under accrued Value Added Tax for the year ended September 30,2011. The restatement made the Company’s previously reported cost of sales in the consolidated statements of income for the year ended September 30,2011 increase $2,670,688 and the income and other tax payables in the consolidated balance sheet as of September 30,2011 increased $2,670,688. The retained earnings in the consolidated balance sheet and consolidated statements of stockholders’ equity as of September 30,2011 decreased $2,670,688. The restatement has no effect for the cash flow for the six months ended March 31, 2012. Currently, the Company is still evaluating the quarterly financial impact for the year ended September 30, 2011.

As a result of the restatement, the accompanying 2011 interim financial statements and notes thereto for the quarterly periods ended March 31, 2011 have not been reviewed in accordance with Statement of Auditing Standards No. 100 ("SAS 100"), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. The Company intends to file an amendment to this Form 10-Q to file unaudited interim financial statements for the quarterly periods ended March 31, 2011 reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable after it has resolved outstanding matters addressed in the related Form 8-K which was filed with the SEC on February 14, 2012. Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants' review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

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

Bank Deposits—Certain financial instruments may subject the Company to concentration of credit risk. The Company maintains bank deposits within state-owned banks within the PRC, Hong Kong and the United States. Balances at financial institutions of state owned banks within the PRC are not covered by insurance. As of March 31, 2012 and September 30, 2011, the Company’s cash and restricted cash balances, totaling $15,049,854 and $29,508,367 respectively were not covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Revenues—Substantially all of the Company’s revenues are derived from sales of valves in the PRC. Any significant decline in market acceptance of the Company’s products could impair our ability to operate effectively. Five major customers represented approximately 24% and 30% of the Company’s total sales for the three months ended March 31, 2012 and 2011, respectively;16% and 13% of the Company’s total sales for the six months ended March 31, 2012 and 2011.Sales from the largest customer accounted for 8% and 12% of total sales for the three months ended March 31, 2012 and 2011, respectively;7% and 4% of the Company’s total sales for the six months periods ended March 31, 2012 and 2011

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Depreciation expenses were $1,301,451 and $1,282,428 for the three months ended March 31, 2012 and 2011, respectively; $2,571,204 and $2,855,240 for the six months ended March 31, 2012 and 2011, respectively.

Certain buildings with an aggregate carrying value of $1,513,061 and $1,522,456 were pledged as collateral for bank loans as of March 31, 2012 and September 30, 2011 respectively.

Note 6 – Goodwill

Goodwill represents the excess of cost of an acquisition business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination at the date of the acquisition.

Goodwill for impairment has been tested annually, or whenever events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company determines the reporting units based on following factors: a. it engages in business activities from which it may earn revenues and incur expenses; b. its operating results are regularly reviewed by the Company’s chief operating decision makers to make decisions about resources to be allocated to the segment and assess its performance; and c. its discrete financial information is available. No impairment loss was incurred for the three months ended March 31, 2012 and 2011 based on the Company’s estimation; No impairment loss was incurred for the six months ended March 31, 2012 and 2011 based on the Company’s estimation.

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

Note 7 - Intangible assets, net

Intangible assets consist of the following:

	March 31, 2012	September 30, 2011
	(unaudited)	(unaudited)
Patents	$2,801,618	$2,765,836
Software	2,084,227	1,850,982
Land use rights	20,278,187	20,019,196
Total	25,164,032	24,636,014
Less: Accumulated amortization:
Patents	(405,245)	(307,061)
Software	(553,132)	(442,451)
Land use rights	(1,202,190)	(972,494)
Total accumulated amortization	(2,160,567)	(1,722,006)
Intangibles, net:
Patents	2,396,373	2,458,775
Software	1,531,095	1,408,531
Land use rights	19,075,997	19,046,702
Intangible assets, net	$23,003,465	$22,914,008

Amortization expense was $220,636 and $193,191 for the three months ended March 31, 2012 and 2011, respectively; $423,578 and $382,782 for the six months ended March 31, 2012 and 2011, respectively.

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

Interest expense incurred for the three months ended March 31, 2012 and 2011 amounted to $122,081 and $57,670, respectively; the six months ended March 31, 2012 and 2011 amounted to $212,722 and $76,378, respectively. For the three months ended March 31, 2012 and 2011, $0 and $0 interest expense was capitalized for assets, respectively; and for the six months ended March 31, 2012 and 2011, $0 and $60,152 interest expense was capitalized for assets, respectively. As of March 31, 2012, there are no restrictive covenants related to the loans stated above.

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

Nevertheless, there is possibility that a loss may have been incurred from above class actions. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2012 since the possible loss or range of loss cannot be reasonable estimated.

Note 11 – Related party transactions

The Company had the following significant related party balances as of March 31, 2012 and September 30, 2011, respectively:

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

(2)The Company also purchases raw material, such as castings, from and sells scrap metals and valves to the Casting Company. Total raw material purchase from the related party amounted to $500,106 and $5,420,032 for the three months ended March 31, 2012 and 2011, respectively;$1,163,838 and $6,790,354 for the six months ended March 31, 2012 and 2011, respectively. The Company also sold a total of $5,592 and $0 of valves to the Casting Company for the three months ended March 31, 2012 and 2011, respectively,$36,972 and $42,240 for the six months ended March 31, 2012 and 2011, respectively.

(3)The Company makes finished goods and raw material purchases from and valve sales to related party Zhengzhou Tonghai Trade Co., Ltd, which is established by an officer of the Company. Total valve purchases from Zhengzhou Tonghai Trade Co., Ltd amounted to $1,000,745 and $5,929,325 for the three months ended March 31, 2012 and 2011, respectively; $2,213,799 and $7,401,117 for the six months ended March 31, 2012 and 2011, respectively. Total valve sales to Zhengzhou Tonghai Trade Co., Ltd amounted to $11,101 and $127,775 for the three months ended March 31, 2012 and 2011, respectively; $31,955 and $704,328 for the six months ended March 31, 2012 and 2011, respectively.

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

Second Quarter Financial Performance Highlights

We experienced decreased demand for our products and services during the three months period ended March 31, 2012, and for the six months period ended March 31, 2012, which resulted in a decrease in our sales and net income. The following are some financial highlights for the three months period ended March 31, 2012:

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

The following are some financial highlights for the six months period ended March 31, 2012:

  Sales: Sales decreased $0.2 million, or 0.2%, to $94.1 million for the six months ended March 31, 2012, from $94.3 million for the same period in 2011.

  Gross profit: Gross profit decreased $1.6 million, or 4.4%, to $34.4 million for the six months ended March 31, 2012, from $36.0 million for the same period in 2011.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the periods indicated.

(All amounts, other than percentages, in thousands of U.S. dollars)

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
	Amount	% of Total	Amount	% of Total
		Sales		Sales
	(Unaudited)		(Unaudited)
TOTAL SALES	$38,413	100.0	$41,954	100.0
COST OF SALES	(24,339)	(63.4)	(24,450)	(58.3)

GROSS PROFIT	14,074	36.6	17,504	41.7

OPERATING EXPENSES:
Selling	(2,604)	(6.8)	(2,295)	(5.5)
General and administrative	(7,925)	(20.6)	(5,964)	(14.2)
Research and development	(162)	(0.4)	(59)	(0.1)
Total operating expenses	(10,691)	(27.8)	(8,318)	(19.8)
INCOME FROM OPERATIONS	3,383	8.8	9,186	21.9
OTHER INCOME (EXPENSE):
Other income, net	232	0.6	(3)	(0.0)
Interest and finance expense, net	(122)	(0.3)	(58)	(0.1)
Change in fair value of warrant liabilities	-	-	912	2.2

Total other income, net	110	0.3	851	2.0

INCOME BEFORE INCOME TAXES	3,493	9.1	10,037	23.9
PROVISION FOR INCOME TAXES	(1,722)	(4.5)	(2,468)	(5.9)
NET INCOME	$1,771	4.6	$7,569	18.0

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

Gross profit and gross margin. Gross profit was $14.1 million for the three months ended March 31, 2012, a decrease of $3.4 million, or 19.6%, as compared with $17.5 million for the three months ended March 31, 2011. Our gross profit margin decreased to 36.6% as compared to 41.7% in the same period of 2011. The decrease in gross margin was mainly attributed to higher labor and raw material costs which resulted in lower overall gross profit percentage. Furthermore, during the period the Company sold more medium to low price pressure valves, which generally have lower selling prices and lower gross profit margin.

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

Based on individual collectability assessment including aging analysis, customer visit and interviews and background research, and historical rate of bad debt write-off by aging, a $3.5 million of allowance has been reserved against the Company’s accounts receivable for the three months ended March 31, 2012.

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

Based on individual collectability assessment including aging analysis, customer visit and interviews, and background research, and the historical rate of bad debt write-off by aging, a $4.0 million allowance was reserved against their accounts receivable for the six months ended March 31, 2012.

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

Liquidity and Capital Resources

We have financed our operations primarily through cash flows from operations, augmented by short-term bank borrowings and equity contributions by our shareholders. As of March 31, 2012, we had cash and cash equivalents of $11.1million. The following table sets forth a summary of our cash flows for the periods indicated:

Cash Flow
(all amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(10,559)	$(10,425)
Net cash used in investing activities	(243)	(633)
Net cash (used in) provided by financing activities	328	9,383
Effect of foreign currency translation	156	56
Net decrease in cash and cash equivalents	(10,318)	(1,619)
Cash and cash equivalents at beginning of the period	21,379	25,821
Cash and cash equivalent at end of the period	$11,061	$24,202

Operating Activities

Net cash used in operating activities was $10.6 million for the three months ended March 31, 2012, compared with net cash used in operating activities of $10.4 million for the same period in 2011. The decrease was primarily attributable to the increase in accounts receivable.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2012, compared with $0.6 million for the same period in 2011.The net cash used in investing activities during the period ended March 31, 2012 was primarily used for the purchase of equipment, software and payments made for construction in progress.

Financing Activities

Net cash provided by financing activities was $0.3 million in the three months ended March 31, 2012, compared with $9.4 million provided by financing activities in the same period in 2011, as we paid a $1.9 million deposit for notes payables during period.

Capital Expenditures

The capital expenditures in the three months ended March 31, 2012 and 2011 are set out as below. Our capital expenditures were used primarily for plant construction and the purchase of equipment to expand our production capacity. The table below sets forth the breakdown of our capital expenditures by use for the periods indicated.

(All amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)-	(Unaudited)
Acquisition of intangible assets	$(156)	$(17)
Purchase of equipment	(112)	(217)
Construction costs	-	(316)
Advance on equipment purchases	-	(83)
Total capital expenditures	$(268)	$(633)

Cash Flow
(all amounts in thousands of U.S. dollars)

	Six Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Net cash (used in) provided by operating activities	$(18,552)	$3,924
Net cash used in investing activities	(1,095)	(1,492)
Net cash provided by financing activities	2,445	12,868
Effect of foreign currency translation	186	515
Net increase (decrease) in cash and cash equivalents	(17,016)	15,815
Cash and cash equivalents at beginning of the period	28,077	8,388
Cash and cash equivalent at end of the period	$11,061	$24,202

Operating Activities

Net cash used in by operating activities was $18.6 million in the six months ended March 31, 2012, compared with net cash provided by operating activities of $3.9 million for the same period in 2011. The decrease was primarily attributable to the increase in accounts receivable.

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

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2012 would decrease net income before provision for income taxes by approximately $0.03 million and $0.06 million for the three and six months ended March 31, 2012. Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

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

Date: May 10, 2012

CHINA VALVES TECHNOLOGY, INC.

By:	/s/ Jianbao Wang
Jianbao Wang, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gang Wei
Gang Wei, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)